Form 10-Q
period 2022-06-30
PEOPLES BANCORP INC
filed 2022-08-04
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,297,358 common shares, without par value, at August 4, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$92,207	$74,354
Interest-bearing deposits in other banks	306,178	341,373
Total cash and cash equivalents	398,385	415,727
Available-for-sale investment securities, at fair value (amortized cost of $1,389,621 at June 30, 2022 and $1,283,146 at December 31, 2021) (a)	1,267,598	1,275,493
Held-to-maturity investment securities, at amortized cost (fair value of $341,088 at June 30, 2022 and $369,955 at December 31, 2021) (a)	400,720	374,129
Other investment securities	41,655	33,987
Total investment securities (a)	1,709,973	1,683,609
Loans and leases, net of deferred fees and costs (b)	4,575,905	4,481,600
Allowance for credit losses	(52,346)	(63,967)
Net loans and leases (c)	4,523,559	4,417,633
Loans held for sale	2,128	3,791
Bank premises and equipment, net of accumulated depreciation	86,523	89,260
Bank owned life insurance	104,339	73,358
Goodwill	289,976	264,193
Other intangible assets	38,156	26,816
Other assets	125,253	89,134
Total assets	$7,278,292	$7,063,521
Liabilities
Deposits:
Non-interest-bearing	$1,661,865	$1,641,422
Interest-bearing	4,267,360	4,221,130
Total deposits	5,929,225	5,862,552
Short-term borrowings	326,442	166,482
Long-term borrowings	123,687	99,475
Accrued expenses and other liabilities	112,114	89,987
Total liabilities	6,491,468	6,218,496
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2022 and at December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,836,491 shares issued at June 30, 2022 and 29,814,401 shares issued at December 31, 2021, including at each date shares held in treasury	684,416	686,282
Retained earnings	234,608	207,076
Accumulated other comprehensive loss, net of deferred income taxes	(93,359)	(11,619)
Treasury stock, at cost, 1,610,525 shares at June 30, 2022 and 1,577,359 shares at December 31, 2021	(38,841)	(36,714)
Total stockholders’ equity	786,824	845,025
Total liabilities and stockholders’ equity	$7,278,292	$7,063,521
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $286, respectively, at June 30, 2022 and $0 and $286, respectively, at December 31, 2021.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans"

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans and leases	$56,764	$38,711	$106,964	$74,448
Interest and dividends on taxable investment securities	6,967	3,168	13,017	5,742
Interest on tax-exempt investment securities	1,026	865	2,041	1,476
Other interest income	299	53	459	93
Total interest income	65,056	42,797	122,481	81,759
Interest expense:
Interest on deposits	2,014	2,577	4,067	5,394
Interest on short-term borrowings	261	92	599	192
Interest on long-term borrowings	1,313	468	2,037	935
Total interest expense	3,588	3,137	6,703	6,521
Net interest income	61,468	39,660	115,778	75,238
(Recovery of) provision for credit losses	(780)	3,088	(7,587)	(1,661)
Net interest income after (recovery of) provision for credit losses	62,248	36,572	123,365	76,899
Non-interest income:
Electronic banking income	5,419	4,418	10,672	8,329
Insurance income	3,646	3,335	8,377	8,556
Trust and investment income	4,246	4,220	8,522	8,065
Deposit account service charges	3,558	2,044	6,984	4,029
Mortgage banking income	352	820	788	1,960
Bank owned life insurance income	797	446	1,228	892
Commercial loan swap fees	270	61	438	121
Net loss on asset disposals and other transactions	(152)	(124)	(279)	(151)
Net (loss) gain on investment securities	(44)	(202)	86	(538)
Other non-interest income	1,294	803	2,620	1,461
Total non-interest income	19,386	15,821	39,436	32,724
Non-interest expense:
Salaries and employee benefit costs	27,585	21,928	55,314	42,687
Net occupancy and equipment expense	4,768	3,289	9,856	6,616
Professional fees	2,280	3,565	5,952	7,033
Data processing and software expense	3,033	2,411	5,949	4,865
Electronic banking expense	2,727	2,075	5,486	3,969
Amortization of other intangible assets	2,034	1,368	3,742	1,988
FDIC insurance premiums	1,018	326	2,212	789
Marketing expense	860	676	1,855	1,587
Other loan expenses	445	494	1,277	956
Franchise tax expense	1,102	822	1,866	1,677
Communication expense	649	386	1,274	668
Other non-interest expense	3,398	2,559	6,745	5,051
Total non-interest expense	49,899	39,899	101,528	77,886
Income before income taxes	31,735	12,494	61,273	31,737
Income tax expense	6,847	2,391	12,808	6,171
Net income	$24,888	$10,103	$48,465	$25,566
Earnings per common share - basic	$0.89	$0.52	$1.73	$1.32
Earnings per common share - diluted	$0.88	$0.51	$1.72	$1.31
Weighted-average number of common shares outstanding - basic	27,919,133	19,317,454	27,962,405	19,300,156
Weighted-average number of common shares outstanding - diluted	28,061,736	19,461,934	28,041,145	19,448,544
Cash dividends declared	$10,757	$7,065	$20,933	$13,898
Cash dividends declared per common share	$0.38	$0.36	$0.74	$0.71

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$24,888	$10,103	$48,465	$25,566
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(42,648)	3,525	(114,284)	(9,053)
Related tax benefit (expense)	10,238	(741)	26,686	1,901
Reclassification adjustment for net gain (loss) included in net income	44	202	(86)	538
Related tax (expense) benefit	(10)	(42)	20	(113)
Net effect on other comprehensive (loss) income	(32,376)	2,944	(87,664)	(6,727)
Defined benefit plan:
Net gain arising during the period	75	3	61	8
Related tax expense	(17)	—	(14)	(1)
Amortization of unrecognized gain and service cost on benefit plans	17	31	38	61
Related tax expense	(4)	(6)	(9)	(13)
Net effect on other comprehensive income	71	28	76	55
Cash flow hedges:
Net gain (loss) arising during the period	2,104	(294)	7,560	3,942
Related tax (expense) benefit	(492)	62	(1,712)	(828)
Net effect on other comprehensive income (loss)	1,612	(232)	5,848	3,114
Total other comprehensive (loss) income, net of tax	(30,693)	2,740	(81,740)	(3,558)
Total comprehensive (loss) income	$(5,805)	$12,843	$(33,275)	$22,008

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2022	$684,243	$220,477	$(62,666)	$(33,713)	$808,341
Net income	—	24,888	—	—	24,888
Other comprehensive loss, net of tax	—	—	(30,693)	—	(30,693)
Cash dividends declared	—	(10,757)		—	(10,757)
Reissuance of treasury stock for common share awards	(727)	—	—	727	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(206)	(206)
Common shares repurchased under share repurchase program then in effect	—	—	—	(5,987)	(5,987)
Common shares issued under dividend reinvestment plan	296	—	—	—	296
Common shares issued under compensation plan for Boards of Directors	13	—	—	115	128
Common shares issued under employee stock purchase plan	15	—	—	145	160
Stock-based compensation	576	—	—	—	576
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	48,465	—	—	48,465
Other comprehensive loss, net of tax	—	—	(81,740)	—	(81,740)
Cash dividends declared	—	(20,933)	—	—	(20,933)
Reissuance of treasury stock for common share awards	(4,725)	—	—	4,725	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,436)	(1,436)
Common shares repurchased under share repurchase program then in effect	—	—	—	(5,987)	(5,987)
Common shares issued under dividend reinvestment plan	601	—	—	—	601
Common shares issued under compensation plan for Boards of Directors	44	—	—	208	252
Common shares issued under employee stock purchase plan	61	—	—	285	346
Stock-based compensation	2,153	—	—	—	2,153
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824

			Accumulated Other Comprehensive (Loss) Income		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2021	$422,370	$199,321	$(4,962)	$(37,836)	$578,893
Net income	—	10,103	—	—	10,103
Other comprehensive income, net of tax	—	—	2,740	—	2,740
Cash dividends declared	—	(7,065)	—	—	(7,065)
Reissuance of treasury stock for common share awards	(432)	—	—	432	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	72	72
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(87)	(87)
Common shares issued under dividend reinvestment plan	90	—	—	—	90
Common shares issued under compensation plan for Boards of Directors	12	—	—	43	55
Common shares issued under employee stock purchase plan	26	—	—	92	118
Stock-based compensation	586	—	—	—	586
Balance, June 30, 2021	$422,652	$202,359	$(2,222)	$(37,284)	$585,505

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	25,566	—	—	25,566
Other comprehensive loss, net of tax	—	—	(3,558)	—	(3,558)
Cash dividends declared	—	(13,898)	—	—	(13,898)
Reissuance of treasury stock for common share awards	(2,172)	—	—	2,172	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(998)	(998)
Common shares issued under dividend reinvestment plan	378	—	—	—	378
Common shares issued under compensation plan for Boards of Directors	65	—	—	184	249
Common shares issued under employee stock purchase plan	61	—	—	174	235
Stock-based compensation	1,784	—	—	—	1,784
Balance, June 30, 2021	$422,652	$202,359	$(2,222)	$(37,284)	$585,505

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$62,708	$38,675
Investing activities:
Available-for-sale investment securities:
Purchases	(233,126)	(317,502)
Proceeds from sales	8,732	58,483
Proceeds from principal payments, calls and prepayments	112,795	146,148
Held-to-maturity investment securities:
Purchases	(38,622)	(116,941)
Proceeds from principal payments	11,109	2,586
Other investment securities:
Purchases	(11,013)	(541)
Proceeds from sales	3,101	5,696
Net decrease in loans held for investment	70,872	116,441
Net expenditures for premises and equipment	(3,462)	(2,850)
Proceeds from sales of other real estate owned	307	113
Purchase of bank owned life insurance	(30,000)	—
Proceeds from bank owned life insurance contracts	248	—
Business acquisitions, net of cash received	(85,793)	(116,644)
Investment in limited partnership and tax credit funds	(1,151)	(4,996)
Net cash used in investing activities	(196,003)	(230,007)
Financing activities:
Net increase in non-interest-bearing deposits	20,443	183,722
Net increase in interest-bearing deposits	46,485	138,442
Net increase (decrease) in short-term borrowings	154,915	(21,765)
Proceeds from long-term borrowings	11,255	—
Payments on long-term borrowings	(89,217)	(563)
Cash dividends paid	(21,081)	(13,898)
Purchase of treasury stock under share repurchase program	(5,987)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,436)	(998)
Proceeds from issuance of common shares	576	365
Net cash provided by financing activities	115,953	285,305
Net (decrease) increase in cash and cash equivalents	(17,342)	93,973
Cash and cash equivalents at beginning of period	415,727	152,100
Cash and cash equivalents at end of period	$398,385	$246,073

Supplemental cash flow information:
Interest paid	$6,585	$7,374
Income taxes paid	1,797	5,250
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	55	210
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	27	79

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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2021 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this "Form 10-Q").  Management has evaluated all significant events and transactions that occurred after June 30, 2022 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2021, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2021 Form 10-K.
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
Accounting Standards Updated ("ASU") ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update is effective as of March 12, 2020 through December 31, 2022. This ASU was early adopted as of September 30, 2021, and does not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform.
ASU 2022-01 - Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815). This ASU clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. For entities that have already adopted ASU 2017-12, as Peoples has, the amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU may also be early adopted, including adoption in any interim period. Peoples is currently evaluating the impact of the amendments in this ASU on Peoples' consolidated financial statements.
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on disclosures to include current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU may also be early adopted, including adoption in any interim period. Peoples is currently evaluating the impact of the amendments in this ASU on Peoples' consolidated financial statements.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2022			December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$175,255	$—	$—	$35,604	$—	$—
U.S. government sponsored agencies	—	82,465	—	—	81,739	—
States and political subdivisions	—	249,402	—	—	259,319	—
Residential mortgage-backed securities	—	691,735	—	—	828,517	—
Commercial mortgage-backed securities	—	58,301	—	—	63,519	—
Bank-issued trust preferred securities	—	10,440	—	—	6,795	—
Total available-for-sale securities	$175,255	$1,092,343	$—	$35,604	$1,239,889	$—
Equity investment securities (a)	135	192	—	160	184	—
Derivative assets (b)	—	20,145	—	—	12,163	—
Liabilities:
Derivative liabilities (c)	$—	$17,602	$—	$—	$17,183	$—
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
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Unaudited Consolidated Balance Sheets at their fair value within "Other assets", and "Accrued expenses and other liabilities", respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at June 30, 2022 and December 31, 2021.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$1,021	$—	$430
Loans held for sale (a)	$749	$—	$418	$—
Other real estate owned ("OREO")	$—	$—	$—	$87
Servicing rights (b)(c)	$—	$24	$—	$22
(a) Loans held for sale are presented gross of a valuation allowance of $52 and $0 as of June 30, 2022 and December 31, 2021, respectively.
(b) Included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) Peoples established a valuation allowance on servicing rights of $6 at June 30, 2022 and $12 at December 31, 2021. The fair value of the servicing rights on 10-year fixed rate loans was less than the carrying value.

Collateral Dependent Loans: Loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty are considered collateral dependent. Peoples utilizes outside third-party appraisal services to value the underlying collateral, for which Peoples uses to report the loans at their fair value (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$398,385	$398,385	$415,727	$415,727
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	50,990	44,438	36,431	35,513
States and political subdivisions (a)	2	151,320	122,078	151,688	150,138
Residential mortgage-backed securities	2	112,095	99,970	110,708	110,159
Commercial mortgage-backed securities	2	86,601	74,602	75,588	74,145
Total held-to-maturity securities		401,006	341,088	374,415	369,955
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	17,308	17,308	17,308	17,308
Federal Reserve Bank ("FRB") stock	N/A	21,226	21,226	13,311	13,311
Total other investment securities at cost		38,534	38,534	30,619	30,619
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,016	2,016	2,240	2,240
Other investment securities (c)	2	779	779	784	784
Total other investment securities		41,329	41,329	33,643	33,643
Loans and leases, net of deferred fees and costs (d)	3	4,575,905	4,350,080	4,481,600	4,510,605
Bank owned life insurance	2	104,339	104,339	73,358	73,358
Liabilities:
Deposits	2	$5,929,225	$5,039,094	$5,862,552	$5,546,552
Short-term borrowings	2	326,442	329,191	166,482	164,990
Long-term borrowings	2	123,687	124,728	99,475	101,664
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $286 as of June 30, 2022 and December 31, 2021.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2022 and at December 31, 2021, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $52.3 million and $64.0 million as of June 30, 2022 and December 31, 2021, respectively.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligations of:
U.S. Treasury and government agencies	$179,095	$—	$(3,840)	$175,255
U.S. government sponsored agencies	92,245	4	(9,784)	82,465
States and political subdivisions	278,567	250	(29,415)	249,402
Residential mortgage-backed securities	762,511	1,678	(72,454)	691,735
Commercial mortgage-backed securities	66,465	5	(8,169)	58,301
Bank-issued trust preferred securities	10,738	63	(361)	10,440
Total available-for-sale securities	$1,389,621	$2,000	$(124,023)	$1,267,598
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$35,609	$12	$(17)	$35,604
U.S. government sponsored agencies	83,019	58	(1,338)	81,739
States and political subdivisions	259,508	3,187	(3,376)	259,319
Residential mortgage-backed securities	833,328	6,565	(11,376)	828,517
Commercial mortgage-backed securities	64,971	42	(1,494)	63,519
Bank-issued trust preferred securities	6,711	215	(131)	6,795
Total available-for-sale securities	$1,283,146	$10,079	$(17,732)	$1,275,493

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Gross gains realized	$14	$297	$160	$636
Gross losses realized	(58)	(499)	(74)	(1,174)
Net (loss) gain realized	$(44)	$(202)	$86	$(538)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2022
Obligations of:
U.S. Treasury and government agencies	$175,255	$3,840	31	$—	$—	—	$175,255	$3,840
U.S. government sponsored agencies	69,803	8,146	19	6,658	1,638	2	76,461	9,784
States and political subdivisions	143,145	18,282	141	47,152	11,133	21	190,297	29,415
Residential mortgage-backed securities	575,723	57,557	207	91,863	14,897	24	667,586	72,454
Commercial mortgage-backed securities	40,586	5,112	18	16,608	3,057	6	57,194	8,169
Bank-issued trust preferred securities	7,221	280	4	919	81	1	8,140	361
Total	$1,011,733	$93,217	420	$163,200	$30,806	54	$1,174,933	$124,023
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$16,914	$17	6	$—	$—	—	$16,914	$17
U.S. government sponsored agencies	72,406	1,192	13	4,854	146	1	77,260	1,338
States and political subdivisions	101,397	2,075	71	30,853	1,301	11	132,250	3,376
Residential mortgage-backed securities	573,139	9,051	113	51,103	2,325	14	624,242	11,376
Commercial mortgage-backed securities	60,134	1,494	21	—	—	—	60,134	1,494
Bank-issued trust preferred securities	2,991	9	1	878	122	1	3,869	131
Total	$826,981	$13,838	225	$87,688	$3,894	27	$914,669	$17,732
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At June 30, 2022, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2022, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2022 and December 31, 2021 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $6.3 million at June 30, 2022 and $5.5 million at December 31, 2021.
At June 30, 2022, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or three positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. All three positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-

backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities.
The unrealized loss with respect to the one bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2022 was attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2022.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$10,071	$169,024	$—	$—	$179,095
U.S. government sponsored agencies	2,807	29,294	51,848	8,296	92,245
States and political subdivisions	19,729	55,670	69,708	133,460	278,567
Residential mortgage-backed securities	30	2,033	62,316	698,132	762,511
Commercial mortgage-backed securities	5,531	909	34,741	25,284	66,465
Bank-issued trust preferred securities	—	4,238	6,500	—	10,738
Total available-for-sale securities	$38,168	$261,168	$225,113	$865,172	$1,389,621
Fair value
Obligations of:
U.S. Treasury and government agencies	$9,972	$165,283	$—	$—	$175,255
U.S. government sponsored agencies	2,802	27,614	45,391	6,658	82,465
States and political subdivisions	19,757	54,919	63,328	111,398	249,402
Residential mortgage-backed securities	30	1,999	58,905	630,801	691,735
Commercial mortgage-backed securities	5,529	876	30,501	21,395	58,301
Bank-issued trust preferred securities	—	4,294	6,146	—	10,440
Total available-for-sale securities	$38,090	$254,985	$204,271	$770,252	$1,267,598
Total weighted-average yield	3.70%	2.18%	1.60%	1.96%	1.99%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Obligations of:
U.S. government sponsored agencies	$50,990	$—	$12	$(6,564)	$44,438
States and political subdivisions	151,320	(286)	153	(29,109)	122,078
Residential mortgage-backed securities	112,095	—	—	(12,125)	99,970
Commercial mortgage-backed securities	86,601	—	—	(11,999)	74,602
Total held-to-maturity securities	$401,006	$(286)	$165	$(59,797)	$341,088
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$36,431	$—	$86	$(1,004)	$35,513
States and political subdivisions	151,688	(286)	1,006	(2,270)	150,138
Residential mortgage-backed securities	110,708	—	370	(919)	110,159
Commercial mortgage-backed securities	75,588	—	182	(1,625)	74,145
Total held-to-maturity securities	$374,415	$(286)	$1,644	$(5,818)	$369,955
There were no sales of held-to-maturity securities for either of the six months ended June 30, 2022 or 2021.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of states and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities. Peoples recorded $286,000 of allowance for credit losses for held-to-maturity securities at each of June 30, 2022, and December 31, 2021.

The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2022
Obligations of:
U.S. government sponsored agencies	$10,845	$1,300	4	20,958	5,264	5	$31,803	$6,564
States and political subdivisions	87,008	20,941	58	26,097	8,168	9	113,105	29,109
Residential mortgage-backed securities	99,944	12,125	26	—	—	—	99,944	12,125
Commercial mortgage-backed securities	69,102	10,015	30	6,407	1,984	1	75,509	11,999
Total	$266,899	$44,381	118	$53,462	$15,416	15	$320,361	$59,797
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$17,328	$504	6	14,635	500	2	$31,963	$1,004
States and political subdivisions	61,954	1,041	34	27,328	1,229	6	89,282	2,270
Residential mortgage-backed securities	88,937	919	17	—	—	—	88,937	919
Commercial mortgage-backed securities	67,338	1,625	21	—	—	—	67,338	1,625
Total	$235,557	$4,089	78	$41,963	$1,729	8	$277,520	$5,818
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2022.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% and 22.3% for the periods ending June 30, 2022 and December 31, 2021, respectively.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$19,151	$2,174	$29,665	$50,990
States and political subdivisions	—	5,207	9,241	136,872	151,320
Residential mortgage-backed securities	—	1,308	—	110,787	112,095
Commercial mortgage-backed securities	336	12,966	21,399	51,900	86,601
Total held-to-maturity securities	$336	$38,632	$32,814	$329,224	$401,006
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$18,707	$1,918	$23,813	$44,438
States and political subdivisions	—	4,943	8,067	109,068	122,078
Residential mortgage-backed securities	—	1,302	—	98,668	99,970
Commercial mortgage-backed securities	335	12,893	19,065	42,309	74,602
Total held-to-maturity securities	$335	$37,845	$29,050	$273,858	$341,088
Total weighted-average yield	1.46%	2.11%	1.65%	1.85%	1.85%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2022	December 31, 2021
FHLB stock	$17,308	$17,308
FRB stock	21,226	13,311
Nonqualified deferred compensation	2,016	2,240
Equity investment securities	326	344
Other investment securities	779	784
Total other investment securities	$41,655	$33,987
During the six months ended June 30, 2022, Peoples purchased $7.9 million of FRB stock as requested by the FRB as a result of the Premier Financial Bancorp, Inc. ("Premier") acquisition on September 17, 2021.
During the three months ended June 30, 2022 and 2021, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized loss of $11,000 and an unrealized gain of $18,000. For the six months ended June 30, 2022 and 2021, Peoples recognized a loss of $18,000 and a gain of $73,000, respectively, for the change in fair value of equity securities in "Other non-interest income".
At June 30, 2022, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2022	December 31, 2021

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$1,002,333	$795,496
Held-to-maturity	297,880	160,643
Securing collateral for cash flow hedge swaps:
Available-for-sale	—	18,208
Held-to-maturity	—	9,936
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	4,818	6,504
Held-to-maturity	1,828	549

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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Construction	$202,588	$210,232
Commercial real estate, other	1,460,023	1,550,081
Commercial and industrial	858,452	891,392
Premium finance	152,237	136,136
Leases	314,522	122,508
Residential real estate	743,005	771,718
Home equity lines of credit	169,335	163,593
Consumer, indirect	563,088	530,532
Consumer, direct	111,804	104,652
Deposit account overdrafts	851	756
Total loans, at amortized cost	$4,575,905	$4,481,600

On March 7, 2022, Peoples completed the acquisition of Vantage, which included $157.5 million of leases. During the first six months of 2022, Peoples experienced elevated levels of payoffs and amortization of previously-acquired loans, which partially offset organic loan growth.
Peoples is a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender. At June 30, 2022, the PPP loans had an amortized cost of $15.2 million, and were included in the commercial and industrial loan balances. As of June 30, 2022, deferred loan origination fees, net of deferred origination costs, totaled $0.4 million for PPP loans. During the second quarter of 2022, Peoples recorded amortization of net deferred loan origination fees of $0.6 million on PPP loans compared to $3.4 million for the second quarter of 2021. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in "Net interest income".
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $12.0 million at both June 30, 2022 and December 31, 2021.

Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$5	$—	$6	$90
Commercial real estate, other	14,253	330	17,067	689
Commercial and industrial	1,849	89	3,572	1,139
Premium finance	—	304	—	865
Leases	1,573	5,722	1,581	—
Residential real estate	9,194	1,687	9,647	805
Home equity lines of credit	890	89	1,039	50
Consumer, indirect	1,558	15	1,574	—
Consumer, direct	166	—	279	85
Total loans, at amortized cost	$29,488	$8,236	$34,765	$3,723
(a) There were $2.3 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2022 and $2.6 million at December 31, 2021.
During the first six months of 2022, nonaccrual loans declined compared to December 31, 2021, which was primarily due to the payoff of one commercial relationship, coupled with other smaller reductions. The increase in accruing loans 90+ days past due, compared to December 31, 2021, was the result of the additional leases acquired in the Vantage acquisition, the majority of which related to in-process renewals. As of June 30, 2022, the short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers Peoples had made were insignificant. Under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), borrowers are considered current if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made in accordance with the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due at June 30, 2022.
The amount of interest income recognized on loans past due 90 days or more during the six months ended June 30, 2022 was $0.7 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2022
Construction	$5	$—	$—	$5	$202,583	$202,588
Commercial real estate, other	2,294	4,133	10,804	17,231	1,442,792	1,460,023
Commercial and industrial	2,385	200	1,938	4,523	853,929	858,452
Premium finance	444	190	304	938	151,299	152,237
Leases	789	7,665	3,936	12,390	302,132	314,522
Residential real estate	4,465	2,091	5,516	12,072	730,933	743,005
Home equity lines of credit	927	290	554	1,771	167,564	169,335
Consumer, indirect	3,859	776	495	5,130	557,958	563,088
Consumer, direct	357	48	34	439	111,365	111,804
Deposit account overdrafts	—	—	—	—	851	851
Total loans, at amortized cost	$15,525	$15,393	$23,581	$54,499	$4,521,406	$4,575,905

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
December 31, 2021
Construction	$658	$—	$90	$748	$209,484	$210,232
Commercial real estate, other	2,891	1,600	12,561	17,052	1,533,029	1,550,081
Commercial and industrial	1,132	1,278	3,595	6,005	885,387	891,392
Premium finance	751	266	865	1,882	134,254	136,136
Leases	426	247	1,581	2,254	120,254	122,508
Residential real estate	8,276	2,241	5,188	15,705	756,013	771,718
Home equity lines of credit	1,137	619	625	2,381	161,212	163,593
Consumer, indirect	4,220	895	615	5,730	524,802	530,532
Consumer, direct	457	135	200	792	103,860	104,652
Deposit account overdrafts	—	—	—	—	756	756
Total loans, at amortized cost	$19,948	$7,281	$25,320	$52,549	$4,429,051	$4,481,600
Delinquency trends remained stable, as 98.8% of Peoples' loan portfolio was considered “current” at June 30, 2022, compared to 98.8% at December 31, 2021.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Loans pledged to FHLB	$797,689	$769,863
Loans pledged to FRB	354,119	294,728
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2021 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, including loans and leases acquired from Vantage and Premier, is as follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at June 30, 2022:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans		Total Loans
Construction
Pass	$25,664	$115,352	$39,773	$17,453	$432	$397	$1,805	$9,668	$200,876
Special mention	—	289	—	—	—	133	—	—	422
Substandard	—	—	—	—	72	1,218	—	—	1,290
Total	25,664	115,641	39,773	17,453	504	1,748	1,805	9,668	202,588
Commercial real estate, other
Pass	96,447	224,101	251,620	215,276	116,977	424,176	21,434	10,296	1,350,031
Special mention	—	201	3,211	7,214	3,755	27,180	87	45	41,648
Substandard	—	680	1,683	1,834	758	62,844	359	33	68,158
Doubtful	—	—	—	—	—	170	—	—	170
Loss	—	—	—	—	—	16	—	—	16
Total	96,447	224,982	256,514	224,324	121,490	514,386	21,880	10,374	1,460,023
Commercial and industrial
Pass	62,032	199,826	92,972	82,546	47,802	113,990	208,432	14,528	807,600
Special mention	—	110	12,090	1,231	257	5,098	3,953	7	22,739
Substandard	46	413	1,765	3,123	2,996	8,802	10,751	143	27,896
Doubtful	—	—	—	—	—	217	—	100	217
Total	62,078	200,349	106,827	86,900	51,055	128,107	223,136	14,778	858,452
Premium finance
Pass	125,587	26,650	—	—	—	—	—	—	152,237
Total	125,587	26,650	—	—	—	—	—	—	152,237
Leases
Pass	110,206	109,865	50,679	26,496	5,945	2,034	—	—	305,225
Special mention	918	4,326	46	67	72	—	—	—	5,429
Substandard	127	1,529	460	471	1,281	—	—	—	3,868
Total	111,251	115,720	51,185	27,034	7,298	2,034	—	—	314,522

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans		Total Loans
Residential real estate
Pass	47,234	141,838	64,003	46,524	31,153	396,348	—	—	727,100
Substandard	—	—	—	—	—	15,698	—	—	15,698
Loss	—	—	—	—	—	207	—	—	207
Total	47,234	141,838	64,003	46,524	31,153	412,253	—	—	743,005
Home equity lines of credit
Pass	18,117	37,484	21,488	16,056	14,615	60,756	419	4,443	168,935
Substandard	—	—	—	—	—	400	—	—	400
Total	18,117	37,484	21,488	16,056	14,615	61,156	419	4,443	169,335
Consumer, indirect
Pass	149,613	185,660	128,044	47,675	32,493	19,603	—	—	563,088
Total	149,613	185,660	128,044	47,675	32,493	19,603	—	—	563,088
Consumer, direct
Pass	33,346	37,122	20,084	9,154	5,692	6,406	—	—	111,804
Total	33,346	37,122	20,084	9,154	5,692	6,406	—	—	111,804
Deposit account overdrafts	851	—	—	—	—	—	—	—	851
Total loans, at amortized cost	$670,188	$1,085,446	$687,918	$475,120	$264,300	$1,145,693	$247,240	$39,263	$4,575,905
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2021:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$85,276	$78,026	$29,514	$3,498	$1,233	$2,982	$2,411	$6,948	$202,940
Special mention	290	—	—	735	3,850	137	—	—	5,012
Substandard	—	—	947	77	153	1,103	—	—	2,280
Total	85,566	78,026	30,461	4,310	5,236	4,222	2,411	6,948	210,232
Commercial real estate, other
Pass	253,259	259,113	217,938	143,094	143,975	392,212	21,320	11,940	1,430,911
Special mention	157	2,716	7,875	3,839	6,292	31,626	—	49	52,505
Substandard	—	1,675	824	691	3,124	59,415	371	37	66,100
Doubtful	—	—	—	—	—	542	—	—	542
Loss	—	—	—	—	—	23	—	—	23
Total	253,416	263,504	226,637	147,624	153,391	483,818	21,691	12,026	1,550,081
Commercial and industrial
Pass	299,117	105,646	84,144	56,361	22,182	100,030	174,848	15,888	842,328
Special mention	82	11,745	2,559	2,179	132	5,445	7,563	9	29,705
Substandard	465	2,059	2,691	812	4,995	3,342	3,085	367	17,449
Doubtful	—	—	—	—	—	1,648	262	100	1,910
Total	299,664	119,450	89,394	59,352	27,309	110,465	185,758	16,364	891,392

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Premium finance
Pass	135,896	240	—	—	—	—	—	—	136,136
Total	135,896	240	—	—	—	—	—	—	136,136
Leases
Pass	78,048	25,954	13,368	2,972	337	—	—	—	120,679
Special mention	34	29	22	159	4	—	—	—	248
Substandard	196	438	462	479	6	—	—	—	1,581
Total	78,278	26,421	13,852	3,610	347	—	—	—	122,508
Residential real estate
Pass	141,845	74,169	53,434	33,690	44,377	407,541	—	—	755,056
Substandard	—	—	—	—	—	16,302	—	—	16,302
Loss	—	—	—	—	—	360	—	—	360
Total	141,845	74,169	53,434	33,690	44,377	424,203	—	—	771,718
Home equity lines of credit
Pass	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Total	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Consumer, indirect
Pass	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Total	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Consumer, direct
Pass	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Total	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Deposit account overdrafts	756	—	—	—	—	—	—	—	756
Total loans, at amortized cost	$1,304,914	$775,708	$508,459	$318,793	$270,623	$1,091,276	$211,827	$38,625	$4,481,600

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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Construction	$342	$1,291
Commercial real estate, other	11,196	37,220
Commercial and industrial	2,310	8,340
Residential real estate	1,946	2,877
Home equity lines of credit	385	391
Total collateral dependent loans	$16,179	$50,119
The decrease in collateral dependent loans at June 30, 2022, compared to December 31, 2021, was primarily due to three large commercial relationships that were no longer considered collateral dependent at June 30, 2022.

Troubled Debt Restructurings
The following tables summarize the loans that were modified as TDRs during the three and six months ended June 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2022
Commercial real estate, other	2	$184	$184	$184
Commercial and industrial	5	1,422	1,426	1,031
Residential real estate	11	438	463	457
Home equity lines of credit	2	110	110	110
Consumer, indirect	7	108	108	108
Consumer, direct	1	31	31	31
Consumer	8	139	139	139
Total	28	$2,293	$2,322	$1,921

June 30, 2021
Commercial real estate, other	1	$23	$23	$23
Leases	4	225	233	233
Residential real estate	5	245	245	245
Home equity lines of credit	4	260	260	258
Consumer, indirect	6	62	62	62
Consumer, direct	5	38	38	38
Consumer	11	100	100	100
Total	25	$853	$861	$859
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2022
Commercial real estate, other	3	$287	$287	$284
Commercial and industrial	5	1,422	1,427	1,031
Residential real estate	26	1,333	1,378	1,367
Home equity lines of credit	4	178	178	177
Consumer, indirect	16	210	210	210
Consumer, direct	3	44	44	44
Consumer	19	254	254	254
Total	57	$3,474	$3,524	$3,113

June 30, 2021
Construction	1	$344	$344	344
Commercial real estate, other	1	23	23	$23
Leases	4	225	233	233
Residential real estate	8	415	419	416
Home equity lines of credit	4	260	260	258
Consumer, indirect	10	140	140	135
Consumer, direct	7	50	50	50
Consumer	17	190	190	185
Total	35	$1,457	$1,469	$1,459
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
On March 22, 2020, federal and state government banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, the borrowers that are considered to be current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for TDRs, as defined in ASC 310-40.
Peoples had two loans totaling $16,000 that were modified as TDRs during the past twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

Peoples had no commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR.

Allowance for Credit Losses
Changes in the allowance for credit losses for the three and six months ended June 30, 2022 and June 30, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2022	Initial Allowance for Acquired Purchased Credit Deteriorated Assets (a)	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, June 30, 2022
Construction	$2,731	$—	$—	$(1,200)	$—	$—	$1,531
Commercial real estate, other	21,055	(234)	—	(2,267)	(22)	176	18,708
Commercial and industrial	10,114	(253)	—	(871)	(420)	2	8,572
Premium finance	345	—	—	(12)	(30)	8	311
Leases	5,875	292	—	1,847	(493)	64	7,585
Residential real estate	6,495	12	—	(142)	(47)	14	6,332
Home equity lines of credit	1,894	—	—	(170)	(25)	—	1,699
Consumer, indirect	5,172	—	—	1,428	(449)	83	6,234
Consumer, direct	1,036	—	—	334	(60)	11	1,321
Deposit account overdrafts	51	—	—	355	(405)	52	53
Total	$54,768	$(183)	$—	$(698)	$(1,951)	$410	$52,346
(a)Includes purchase price adjustments related to acquisitions previously completed but within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, March 31, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2021
Construction	$829	$—	$—	$85	$—	$—	$914
Commercial real estate, other	17,834	—	—	(601)	(4)	4	17,233
Commercial and industrial	10,108	—	—	(1,435)	(5)	18	8,686
Premium finance	1,160	—	—	(155)	(7)	—	998
Leases	—	493	3,288	349	(525)	110	3,715
Residential real estate	4,935	—	—	(2)	(136)	40	4,837
Home equity lines of credit	1,494	—	—	14	(4)	—	1,504
Consumer, indirect	7,522	—	—	1,525	(269)	63	8,841
Consumer, direct	970	—	—	211	(31)	11	1,161
Deposit account overdrafts	45	—	—	53	(89)	44	53
Total	$44,897	$493	$3,288	$44	$(1,070)	$290	$47,942
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

Changes in the allowance for credit losses for the six months ended June 30, 2022 and June 30, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets (a)	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, June 30, 2022
Construction	$2,999	$—	$—	$(1,468)	$—	$—	$1,531
Commercial real estate, other	29,147	(451)	—	(9,913)	(300)	225	18,708
Commercial and industrial	11,063	(418)	—	(1,196)	(883)	6	8,572
Premium finance	379	—	—	(32)	(44)	8	311
Leases	4,797	424	—	3,090	(966)	240	7,585
Residential real estate	7,233	(509)	—	(64)	(356)	28	6,332
Home equity lines of credit	2,005	(11)	—	(283)	(41)	29	1,699
Consumer, indirect	5,326	(41)	—	1,614	(834)	169	6,234
Consumer, direct	961	—	—	534	(196)	22	1,321
Deposit account overdrafts	57	—	—	554	(664)	106	53
Total	$63,967	$(1,006)	$—	$(7,164)	$(4,284)	$833	$52,346
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2021
Construction	$1,887	$—	$—	$(973)	$—	$—	$914
Commercial real estate, other	17,536	—	—	(146)	(161)	4	17,233
Commercial and industrial	12,763	—	—	(3,797)	(298)	18	8,686
Premium finance	1,095	—	—	(74)	(23)	—	998
Leases	—	493	3,288	349	(525)	110	3,715
Residential real estate	6,044	—	—	(993)	(269)	55	4,837
Home equity lines of credit	1,860	—	—	(344)	(16)	4	1,504
Consumer, indirect	8,030	—	—	1,417	(774)	168	8,841
Consumer, direct	1,081	—	—	110	(67)	37	1,161
Deposit account overdrafts	63	—	—	84	(192)	98	53
Total	$50,359	$493	$3,288	$(4,367)	$(2,325)	$494	$47,942
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.s adopted ASU 2016-13 - Financial Instruments
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments
During the second quarter of 2022, Peoples recorded a recovery of credit losses for loans of $0.7 million driven by a reduction in allowance for individually analyzed loans, as well as changes in loss drivers used in the CECL model. Leases designated as purchased credit deteriorated ("PCD") acquired from Vantage increased the allowance for credit losses by $292,000. Net charge-offs for the second quarter of 2022 were $1.5 million, and included charge-offs of three leases aggregating $0.5 million.
At June 30, 2022, Peoples had recorded an allowance for unfunded commitments of $2.1 million, a decrease compared to $2.2 million at March 31, 2022 and $2.5 million at December 31, 2021. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "(Recovery of) provision for credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Goodwill, beginning of year	$264,193	$171,260
Goodwill recorded from acquisitions	25,783	92,933
Goodwill, end of period	$289,976	$264,193
On March 11, 2022, Peoples Insurance Agency, Inc. entered into an Asset Purchase Agreement with Elite Insurance Agency and consummated the acquisition on April 1, 2022. In the second quarter of 2022, Peoples recorded $2.3 million of preliminary goodwill related to this acquisition. Peoples Bank entered into an Asset Purchase Agreement, dated March 7, 2022 with Vantage, at which point Vantage became a legal subsidiary of Peoples Bank. In the first half of 2022, Peoples preliminarily recorded $24.7 million of goodwill related to this acquisition, which was offset partially by adjustments of $1.2 million to Premier's goodwill balance during the measurement period. On April 1, 2021, Peoples recorded $24.7 million of goodwill related to the acquisition of NS Leasing, LLC ("NSL"). On May 4, 2021, Peoples Insurance recorded $46,000 of goodwill from the acquisition of an insurance agency. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples preliminarily recorded $66.9 million of goodwill. For additional information on these acquisitions, refer to "Note 13 Acquisitions."

Other Intangible Assets
Other intangible assets were comprised of the following at June 30, 2022, and at December 31, 2021:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
June 30, 2022
Gross intangibles	$26,466	$25,173	$51,639
Intangibles recorded from acquisitions (a)	—	14,067	14,067
Accumulated amortization	(19,879)	(12,178)	(32,057)
Total acquisition-related intangibles	$6,587	$27,062	$33,649
Servicing rights			2,016
Indefinite-lived intangibles (b)			2,491
Total other intangibles			$38,156
December 31, 2021
Gross intangibles	$22,233	$12,495	$34,728
Intangibles recorded from acquisitions (c)	4,233	13,014	17,247
Accumulated amortization	(19,048)	(9,603)	(28,651)
Total acquisition-related intangibles	$7,418	$15,906	$23,324
Servicing rights			2,218
Indefinite-lived intangibles (d)			1,274
Total other intangibles			$26,816
(a) Customer relationship intangible assets included $1.2 million of non-compete intangible assets related to the Vantage acquisition and
$0.1 million of non-compete intangible assets related to the Elite insurance agency acquisition.
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

Other intangible assets preliminarily recorded for the six months ended June 30, 2022 included $10.8 million of customer relationship intangible assets, and $1.2 million of non-compete intangible assets related to the Vantage acquisition. Peoples also recorded $2.0 million of customer relationship intangible assets and $0.1 million of non-compete intangible assets related to the acquisition of Elite Insurance Agency.
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
The following table details estimated aggregate future amortization of other intangible assets at June 30, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
Remaining six months of 2022	$788	$3,234	$4,022
2023	1,257	6,269	7,526
2024	1,058	5,325	6,383
2025	891	4,255	5,146
2026	731	3,114	3,845
Thereafter	1,862	4,865	6,727
Total	$6,587	$27,062	$33,649
The weighted average amortization period of other intangible assets is 9.8 years.

Servicing Rights
The following is an analysis of activity of servicing rights for the periods ended June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Balance, beginning of year	$2,218	$2,486
Amortization	(318)	(775)
Servicing rights originated	110	519
Change in valuation allowance	6	(12)
Balance, end of period	$2,016	$2,218
Peoples accounts for its servicing rights under the amortization method, recognizing a valuation allowance when amortized cost exceeds fair value. As of June 30, 2022, Peoples recorded a reduction to the valuation allowance of $6,000 related to changes in the fair value of servicing rights. During 2021, Peoples had recorded a valuation allowance of $12,000 related to the decrease in the fair value of servicing rights.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the periods ended June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Minimum	Maximum	Minimum	Maximum
Discount rates	9.8%	12.3%	8.3%	10.8%
Prepayment speeds	7.8%	23.2%	8.9%	27.1%
The fair value of servicing rights was $3.3 million and $2.6 million at June 30, 2022 and December 31, 2021, respectively.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Retail CDs:
$100 or more	$293,783	$320,574
Less than $100	290,476	323,185
Retail CDs	584,259	643,759
Interest-bearing deposit accounts	1,143,010	1,167,460
Savings accounts	1,080,053	1,036,738
Money market deposit accounts	645,242	651,169
Governmental deposit accounts	728,057	617,259
Brokered deposit accounts (a)	86,739	104,745
Total interest-bearing deposits	4,267,360	4,221,130
Non-interest-bearing deposits	1,661,865	1,641,422
Total deposits	$5,929,225	$5,862,552
(a) Brokered deposit accounts include $85.0 million of brokered demand deposits.

Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $129.8 million and $121.3 million at June 30, 2022 and December 31, 2021, respectively.
The contractual maturities of retail CDs, brokered CDs and demand deposits for each of the next five years, including the remainder of 2022, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2022 (a)	$354,213	$86,245	$440,458
Year ending December 31, 2023	110,249	494	110,743
Year ending December 31, 2024	58,361	—	58,361
Year ending December 31, 2025	25,332	—	25,332
Year ending December 31, 2026	27,648	—	27,648
Thereafter	8,456	—	8,456
Total CDs	$584,259	$86,739	$670,998
(a) Brokered deposit accounts include $85.0 million of brokered demand deposits.
At June 30, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were funded by brokered demand and savings deposits. Brokered demand deposits hedged by interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2022:

	Common Shares	Treasury Stock
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Release of restricted common shares	—	38,010
Cancellation of restricted common shares	—	1,880
Grant of restricted common shares	—	(203,081)
Grant of unrestricted common shares	—	(700)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	6,459
Disbursed out of treasury stock	—	(3,039)
Common shares repurchased under share repurchase program	—	214,220
Common shares issued under dividend reinvestment plan	22,090	—
Common shares issued under compensation plan for Boards of Directors	—	(8,738)
Common shares issued under employee stock purchase plan	—	(11,845)
Shares at June 30, 2022	29,836,491	1,610,525
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At June 30, 2022, Peoples had repurchased 214,220 common shares totaling $6.0 million under the share repurchase program authorized on January 28, 2021.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2022, Peoples had no preferred shares issued or outstanding.
On July 25, 2022, Peoples' Board of Directors declared a quarterly cash dividend of $0.38 per common share, payable on August 22, 2022, to shareholders of record on August 8, 2022. The following table details the cash dividends declared per common share during the three quarters of 2022 and the comparable periods of 2021:

	2022	2021
First quarter	$0.36	$0.35
Second quarter	0.38	0.36
Third quarter	0.38	0.36
Total dividends declared	$1.12	$1.07
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the six months ended June 30, 2022:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs (Benefit)	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss)
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	(66)	—	—	(66)
Other comprehensive (loss) income, net of reclassifications and tax	(87,598)	76	5,848	(81,674)
Balance, June 30, 2022	$(93,610)	$(1,805)	$2,056	$(93,359)

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
The expected long-term rate of return on plan assets, which was determined as of January 1, 2022, is 7.0%. The following table details the components of the net periodic cost for the plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest cost	$66	$67	$132	$134
Expected return on plan assets	(168)	(175)	(336)	(349)
Amortization of net loss	20	32	40	63
Net periodic income	$(82)	$(76)	$(164)	$(152)
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
Peoples did not record a settlement charge for the six months ended June 30, 2022 or June 30, 2021 under the noncontributory defined benefit pension plan.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2022	2021	2022	2021
Net income available to common shareholders	$24,888	$10,103	$48,465	$25,566
Less: Dividends paid on unvested common shares	(102)	(81)	(150)	(150)
Add: Undistributed loss allocated to unvested common shares	(19)	(5)	(40)	(15)
Net earnings allocated to common shareholders	$24,767	$10,017	$48,275	$25,401

Weighted-average common shares outstanding	27,919,133	19,317,454	27,962,405	19,300,156
Effect of potentially dilutive common shares	142,603	144,480	78,740	148,388
Total weighted-average diluted common shares outstanding	28,061,736	19,461,934	28,041,145	19,448,544

Earnings per common share:
Basic	$0.89	$0.52	$1.73	$1.32
Diluted	$0.88	$0.51	$1.72	$1.31
Anti-dilutive common shares excluded from calculation:
Restricted common shares	188,468	—	906	—
Note 10 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in the "Other assets" and the "Accrued expenses and other liabilities" lines in the accompanying Unaudited Consolidated Balance Sheets, while cash activity related to these derivative financial instruments is included in the activity in "Net cash provided by operating activities" in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and 90-day FHLB Advances, which will continue to be rolled through the life of the swaps. At June 30, 2022, the interest rate swaps were designated as cash flow hedges of $85.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps were designated as cash flow hedges of 90-day FHLB Advances.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended June 30, 2022, and 2021, Peoples had recorded reclassifications of losses to earnings of $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2022 and 2021, Peoples recorded reclassifications of losses to earnings of $1.0 million and $1.6 million, respectively. During the next twelve months, Peoples estimates that $1.2 million of AOCI will be reclassified as a reduction to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Notional amount	$125,000	$125,000
Weighted average pay rates	2.26%	2.26%
Weighted average receive rates	3.00%	1.10%
Weighted average maturity	3.1 years	3.6 years
Pre-tax unrealized gains (losses) included in AOCI	$2,680	$(4,879)
The following table presents net (gains) losses recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount of (gains) losses recognized in AOCI, pre-tax	$(2,104)	$294	$(7,560)	$(3,942)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$115,000	$2,547	$—	$—
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$10,000	$3	$125,000	$5,020
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and six months ended June 30, 2022 and as of or for the year ended December 31, 2021.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

:

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$430,406	$17,599	$419,733	$12,163
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$430,406	$17,599	$419,733	$12,163
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At June 30, 2022 and December 31, 2021, Peoples had no cash pledged, while the counterparties had $10.0 million of cash pledged at June 30, 2022 and none pledged at December 31, 2021. Peoples had no pledged investment securities and $28.1 million in investment securities at June 30, 2022 and December 31, 2021, respectively, while the counterparties had pledged $3.2 million at June 30, 2022 and none at December 31, 2021.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2022, Peoples granted an aggregate of 154,645 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2022:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	88,922	$25.44	247,346	$32.19
Awarded	48,436	31.58	154,645	32.21
Released	(8,041)	32.89	(100,091)	32.20
Forfeited	—	—	(1,880)	32.15
Outstanding at June 30, 2022	129,317	$27.28	300,020	$32.19
For the six months ended June 30, 2022, the total intrinsic value for restricted common shares released was $3.5 million compared to $2.5 million for the six months ended June 30, 2021.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Employee stock-based compensation expense:
Stock grant expense	$576	$585	$2,153	$1,784
Employee stock purchase plan expense	24	18	52	34
Total employee stock-based compensation expense	600	603	$2,205	$1,818
Non-employee director stock-based compensation expense	127	55	$251	$250
Total stock-based compensation expense	727	658	$2,456	$2,068
Recognized tax benefit	(166)	(138)	(560)	(434)
Net stock-based compensation expense	$561	$520	$1,896	$1,634
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the six months ended June 30, 2022 and 2021. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $5.3 million at June 30, 2022, which will be recognized over a weighted-average period of 2.2 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,544	$3,195	$6,587	$6,371
Fees related to third-party administration services (a)	92	106	163	200
Performance-based commissions (b)	10	34	1,356	1,985
Trust and investment income (a)	4,246	4,220	8,522	8,065
Electronic banking income:
Interchange income (a)	4,302	3,603	8,415	6,650
Promotional and usage income (a)	1,117	815	2,257	1,679
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,307	853	2,618	1,664
Transaction-based fees (b)	2,251	1,191	4,366	2,366
Commercial loan swap fees (b)	270	61	438	121
Other non-interest income transaction-based fees (b)	315	249	572	393
Total revenue from contracts with customers	$17,454	$14,327	$35,294	$29,494
Timing of revenue recognition:
Services transferred over time	$14,608	$12,792	$28,562	$24,629
Services transferred at a point in time	2,846	1,535	6,732	4,865
Total revenue from contracts with customers	$17,454	$14,327	$35,294	$29,494
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
The following table details the changes in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2022:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2022	$743	$4,811
Additional income receivable	149	—
Additional deferred income	—	305
Recognition of income previously deferred	—	(63)
Balance, June 30, 2022	$892	$5,053

Note 13 Acquisitions

Elite Agency, Inc
On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite Agency, Inc. ("Elite"), pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $3.8 million. Peoples recognized preliminary intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
Vantage Financial, LLC
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage's lease business, including $157.5 million in leases and certain third-party debt in the amount of $107.1 million. Under the terms of the agreement, Peoples Bank paid cash consideration of $54.0 million, and also repaid $28.9 million in recourse debt on behalf of Vantage, for total consideration of $82.9 million. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide-array of industries.
Peoples recorded acquisition-related expenses during the first six months of 2022 of $1.5 million related to the Vantage acquisition, which included $1.1 million in professional fees.
The following table provides the preliminary purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values, and the amounts are subject to adjustment for up to one year after March 7, 2022. Valuations subject to change include leases, other intangible assets and borrowings.

(Dollars in thousands)	Fair Value
Total purchase price	$82,893
Net assets at fair value
Assets
Cash and due from banks	$1,444
Leases	157,941
Allowance for credit losses (on PCD leases)	(424)
Net leases	157,517
Bank premises and equipment	116
Other intangible assets	13,207
Other assets	1,506
Total assets	$173,790
Liabilities
Borrowings	$107,089
Accrued expenses and other liabilities	$8,550
Total liabilities	$115,639
Net assets	$58,151
Goodwill	$24,742
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

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended June 30, 2022, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at June 30, 2022:

(Dollars in thousands)	Change in fair value
Net assets
Net leases	$17,303
Bank premises and equipment	(1,810)
Other assets	(97)
Change in total assets	$15,396
Borrowings	(320)
Accrued expenses and other liabilities	71
Change in total liabilities	$(249)
Change in net assets	$15,645
Change in goodwill	$(15,645)
The following table details the fair value adjustment for acquired purchased credit deteriorated leases as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated leases
Leases	$3,501	$(424)	$737	$3,814
Fair value	$3,501	$(424)	$737	$3,814

Premier Financial Bancorp, Inc.
On September 17, 2021, Peoples completed its merger with Premier. Premier merged into Peoples, and Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operated 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and Washington, D.C., merged into Peoples’ wholly-owned subsidiary, Peoples Bank. As consideration, Premier shareholders were paid 0.58 common shares of Peoples for each full share of Premier that was owned at the acquisition date, resulting in the issuance of 8,589,685 common shares by Peoples, or $261.9 million. Peoples accounted for this transaction as a business combination under the acquisition method. Peoples completed the merger in an effort to diversify and expand its franchise, and further enhance its size and scale. Peoples believes the growth potential, and attractive market areas will benefit its future financial performance.
Peoples recorded acquisition-related expenses related to the Premier merger during the first six months of 2022 of $427,000.
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

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Premier common shares		14,811,200
Number of common shares of Peoples issued for each common share of Premier		0.58
Price per Peoples common share, based at closing date		$30.49
Common share consideration		261,899
Cash paid in lieu of fractional common shares		25
Total consideration		$261,924
Net assets at fair value
Assets
Cash and due from banks		$248,360
Interest-bearing deposits in other banks		1,025
Total cash and cash equivalents		249,385
Available-for-sale investment securities		551,953
Other investment securities		4,159
Total investment securities		556,112
Loans:
Construction	97,262	96,025
Commercial real estate, other	544,950	534,869
Commercial and industrial	132,293	131,979
Residential real estate	332,269	331,544
Home equity lines of credit	46,969	45,910
Consumer	20,961	21,513
Total loans	1,174,704	1,161,840
Allowance for credit losses (on PCD loans)		(15,513)
Net loans		1,146,327
Bank premises and equipment		30,098
Other intangible assets		4,233
OREO		11,081
Other assets		26,982
Total assets		$2,024,218
Liabilities
Deposits:
Non-interest-bearing		$733,157
Interest-bearing		1,018,387
Total deposits		1,751,544
Short-term borrowings		63,807
Long-term borrowings		6,070
Accrued expenses and other liabilities		7,813
Total liabilities		1,829,234
Net assets		194,984
Goodwill		$66,940

The estimated fair values presented in the above table reflect additional information that was obtained during the six months ended June 30, 2022, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at June 30, 2022:

(Dollars in thousands)	Change in fair value
Net assets
Net loans	$1,580
Other assets	(353)
Change in total assets	$1,227
Change in net assets	$1,227
Change in goodwill	$(1,227)
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

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated loans
Construction	$20,143	$(2,005)	$(214)	$17,924
Commercial real estate, other	97,193	(9,053)	(2,123)	86,017
Commercial and industrial	9,948	(3,630)	113	6,431
Residential real estate	18,349	(696)	(251)	17,402
Home equity lines of credit	1,291	(55)	(72)	1,164
Consumer	929	(74)	37	892
Fair value	$147,853	$(15,513)	$(2,510)	$129,830
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
Peoples recorded acquisition-related expenses related to the NSL acquisition during the first six months of 2022 of $90,000.

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
Peoples began originating leases with the acquisition of leases from NSL in the second quarter of 2021, and expanded its lease portfolio with the acquisition of Vantage in the first quarter of 2022. The leases acquired from NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. The leases acquired from Vantage were determined to be either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. These leases include estimated residual value, which are assessed for impairment as part of the allowance for credit losses. Other non-interest income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and fees on leases (a)	$10,541	$4,215	$16,643	$4,215
Other non-interest income	431	245	1,206	245
Total lease income	$10,972	$4,460	$17,849	$4,460
(a)Included in "Interest and fees on loans and leases" on the Unaudited Consolidated Statements of Operations. For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2022
Lease payments receivable, at amortized cost	$325,643
Estimated residual values	37,171
Initial direct costs	2,549
Deferred revenue	(50,841)
Net investment in leases	314,522
Allowance for credit losses - leases	(7,585)
Net investment in leases, after allowance for credit losses	$306,937
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2022	$52,258
Year ending December 31, 2023	73,212
Year ending December 31, 2024	79,314
Year ending December 31, 2025	68,007
Year ending December 31, 2026	35,707
Thereafter	17,145
Lease payments receivable, at amortized cost	$325,643
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  At June 30, 2022, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have a ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$660	$350	1,263	680
Short-term lease expense	179	100	347	172
Total lease expense	$839	$450	$1,610	$852
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
ROU assets:
Other assets	$7,501	$7,911
Lease liabilities:
Accrued expenses and other liabilities	$8,226	$8,674
Other information:
Weighted-average remaining lease term	8.9 years	9.5 years
Weighted-average discount rate	2.37%	2.36%
During the three months ended June 30, 2022 and 2021, Peoples paid cash of $650,000 and $340,000, respectively, for operating leases. For the six months ended June 30, 2022 and 2021, Peoples paid cash of $1.2 million and $0.7 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2022	$1,483
Year ending December 31, 2023	2,033
Year ending December 31, 2024	1,210
Year ending December 31, 2025	750
Year ending December 31, 2026	579
Thereafter	3,383
Total undiscounted lease payments	$9,438
Imputed interest	$(1,212)
Total lease liabilities	$8,226

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the six months ended June 30, 2022 and June 30, 2021. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(1)the ever-changing effects of the global COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants thereof - on economies (local, national and international), supply chains and markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on Peoples' customers, counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, including public health actions directed toward the containment of the COVID-19 pandemic (such as quarantines, shut downs and other restrictions on travel and commercial, social and other activities), the availability, effectiveness and acceptance of vaccines, and the implementation of fiscal stimulus packages, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
(2)changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") in response to such economic conditions, which may adversely impact market interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(3)the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
(4)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the recently-completed merger with Premier and the recently-completed acquisitions of NSL and Vantage, and the expansion of commercial and consumer lending activities, in light of the continuing impact of the COVID-19 pandemic on customers' operations and financial condition;
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
(9)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;

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
(12)future credit quality and performance, including expectations regarding future credit losses and the allowance for credit losses;
(13)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples' reported financial condition or results of operations;
(14)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;
(15)the replacement of the London Interbank Offered Rate ("LIBOR") with other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
(16)adverse changes in the conditions and trends in the financial markets, including the impacts of the COVID-19 pandemic and the related responses by governmental and nongovernmental authorities to the pandemic, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
(17)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
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
(30)Peoples' ability to integrate the NSL and Vantage acquisitions, and the merger of Premier into Peoples, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(31)the risk that expected revenue synergies and cost savings from the merger of Peoples and Premier may not be fully realized or realized within the expected time frame;
(32)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(33)the effect of a fall in stock market prices on the asset and wealth management business;
(34)Peoples' continued ability to grow deposits; and,
(35)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the heading "ITEM 1A. RISK FACTORS" in Part II of Peoples' Quarterly Report on Form 10-

Q for the quarterly period ended March 31, 2022. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website.

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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples offers a complete array of insurance products through Peoples Insurance Agency, LLC. a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.   Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of June 30, 2022, Peoples had 136 locations, including 117 full-service bank branches in Ohio, West Virginia, Kentucky, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the Federal Reserve Bank ("FRB") of Cleveland and the Federal Deposit Insurance Corporation (the "FDIC"). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant account policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at June 30, 2022, which have been disclosed in Peoples' 2021 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This Management's Discussion and Analysis should be read in conjunction with the policies disclosed in Peoples’ 2021 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite Agency, Inc. ("Elite"), pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $3.8 million. Peoples recognized preliminary intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
◦On March 7, 2022, Peoples completed its acquisition of Vantage pursuant to an Asset Purchase Agreement, dated February 16, 2022, in which Peoples Bank purchased 100% of the equity of Vantage. Peoples Bank acquired assets comprising Vantage's lease business, including $157.5 million in leases and certain third-party debt in the amount of $107.1 million. Peoples paid total consideration of $82.9 million. Based in Excelsior, Minnesota, Vantage offers mid-ticket equipment leases primarily for business essential information technology equipment across a wide array of industries. Peoples recorded preliminary goodwill in the amount of $24.7 million and preliminary other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦On September 17, 2021, Peoples completed its merger with Premier, in which Peoples acquired, in an all-stock merger, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021 ("Merger Agreement"), Premier merged with and into Peoples (the “Premier Merger”), and Premier Bank and Citizens subsequently merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.2 billion in loans and $1.8 billion in deposits and recorded preliminary goodwill of $66.9 million and other intangible assets of $4.2 million in connection with the Premier Merger as of September 17, 2021.
◦On May 4, 2021, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 was paid on the first anniversary of the closing date, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000 related to this transaction.
◦On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC ("NSL") pursuant to an Asset Purchase Agreement, dated March 24, 2021 in which Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank, on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus an earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangibles of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦Peoples began originating loans during the second quarter of 2020, and continued to originate loans during the first five months of 2021 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). As of June 30, 2022, Peoples had $15.2 million aggregate principal amount in PPP loans outstanding (including $5.6 million acquired in the Premier Merger), which were included in commercial and industrial loan balances, compared to $41.9 million (including $15.0 million acquired in the Premier Merger) at March 31, 2022. Peoples recognized interest income of $0.6 million for deferred loan fees/costs and $79,000 of interest income on PPP loans during the second quarter of 2022, compared to $1.2 million and $154,000, respectively, for the first quarter of 2022, and $3.4 million and $0.7 million, respectively, for the second quarter of 2021. During the first six months of 2022, Peoples recognized interest income of $1.8 million for deferred loan fee/cost accretion and $232,000 of interest income on PPP loans, compared to $8.1 million for deferred loan/ fee costs accretion and $1.6 million of interest income during the first six months of 2021.
◦During the second quarter of 2022, Peoples recorded a recovery of credit losses of $0.8 million, compared to a recovery of credit losses of $6.8 million in the linked quarter and a provision for credit losses of $3.1 million in the second quarter of 2021. For the first half of 2022, Peoples recorded a recovery of credit losses of $7.6 million compared to a recovery of credit losses of $1.7 million for 2021. The release of credit losses for the first two quarters of 2022 was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. For more information, please refer to the section titled "RESULTS OF OPERATIONS - (Recovery of) Provision for Credit Losses" found later in this discussion.
◦During the second quarter of 2022, Peoples incurred $0.6 million of acquisition-related expenses, compared to $1.4 million in the first quarter of 2022 and $2.4 million in the second quarter of 2021. For the first six months of 2022, Peoples incurred $2.0 million of acquisition-related expenses compared to $4.3 million for 2021. The acquisition-related expenses in 2022 were primarily related to the Vantage acquisition, while the 2021 expenses were primarily related to the NSL acquisition and the Premier Merger.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve Board lowered the benchmark Federal Funds Target Rate in two separate actions in the first quarter of 2020 to a range of 0% - 0.25% as of March 31, 2020 and maintained this rate until March 16, 2022. The Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, and has stated it anticipates continuing to raise rates throughout 2022.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.

EXECUTIVE SUMMARY
Peoples reported net income of $24.9 million for the second quarter of 2022, representing earnings per diluted common share of $0.88. In comparison, Peoples recognized earnings per diluted common share of $0.84 for the first quarter of 2022, and earnings per diluted common share of $0.51 for the second quarter of 2021. Peoples recorded net income of $48.5 million, or $1.72 per diluted common share for the six months ended 2022, compared to $25.6 million, or $1.31 per diluted common share, for the six months ended June 30, 2021. Non-core items, and the related tax effect of each, in net income primarily included acquisition and COVID-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.02 for the second quarter of 2022, $0.04 for the first quarter of 2022, and $0.10 for the second quarter of 2021. Non-core items negatively impacted earnings per diluted share by $0.06 and $0.21 for the six months ended June 30, 2022 and 2021, respectively.
Net interest income was $61.5 million for the second quarter of 2022, an increase of $7.2 million, or 13%, compared to the linked quarter. Net interest margin was 3.84% for the second quarter of 2022, compared to 3.41% for the linked quarter. The increase in net interest income and net interest margin reflects the positive impact of accretion income, net of amortization expense, coupled with the recent increases in market interest rates, which expanded loan yields by 44 basis points compared to the linked quarter. Net interest income for the second quarter of 2022 increased $21.8 million, or 55%, compared to the second quarter of 2021. Net interest margin increased 39 basis points compared to 3.45% for the second quarter of 2021. The increase in net interest income compared to the second quarter of 2021 was driven by the increases in market interest rates and the acquisitions of Premier and Vantage. For the first six months of 2022, net interest income increased $40.5 million, or 54%, compared to the first six months of 2021, while net interest margin increased 27 basis points to 3.63%. The increase in net interest income was driven by the acquisitions of Premier and Vantage, core growth, and an increase in market interest rates.
Accretion income, net of amortization expense, from acquisitions was $3.9 million for the second quarter of 2022, $2.7 million for the first quarter of 2022 and $0.8 million for the second quarter of 2021, which added 25 basis points, 17 basis points and 7 basis points, respectively, to net interest margin. The increase in accretion income for the current quarter was a result of the acquisition of Vantage. Accretion income, net of amortization expense, from acquisitions was $6.7 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021, which added 21 and 6 basis points, respectively, to net interest margin. The increase in accretion income for the first six months of 2022 compared to 2021 was a result of the acquisitions of NSL, Premier, and Vantage.
The recovery of credit losses was $0.8 million for the second quarter of 2022, compared to a recovery of credit losses of $6.8 million for the linked quarter and a provision for credit losses of $3.1 million for the second quarter of 2021. The release of credit losses in the second quarter of 2022 was largely attributable to a reduction in reserves for individually analyzed loans coupled with changes in loss drivers. Net charge-offs for the second quarter of 2022 were $1.5 million, or 0.14% of average total loans annualized, compared to net charge-offs of $1.9 million, or 0.17% of average total loans annualized, for the linked quarter and net charge-offs of $0.8 million, or 0.09% of average total loans annualized, for the second quarter of 2021. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The recovery of credit losses during the first six months of 2022 was $7.6 million, compared to a recovery of credit losses of $1.7 million for the first six months of 2021. Net charge-offs for the first six months of 2022 were $3.5 million, or 0.15% of average total loans annualized, compared to net charge-offs of $1.8 million, or 0.11% annualized, for the first six months of 2021. The recovery of credit losses during the first half of 2022 was primarily due to the impact of economic assumptions used in the CECL model, while the recovery of credit losses during the first half of 2021 was impacted by economic assumptions used in the CECL model, offset by the day-one allowance for credit losses required from the acquisition of NSL in the second quarter of 2021.
Total non-interest income, excluding net gains and losses, for the second quarter of 2022 declined $0.5 million compared to the linked quarter. The decrease in non-interest income, excluding net gains and losses, was the result of lower insurance income, which included annual performance-based insurance commissions of $1.3 million that are recognized in the first quarter of each year. The decrease was partially offset by an increase of $0.4 million in bank owned life insurance income, which includes $248,000 recognized on a one-time death benefit and an additional $30.0 million of new investment in bank owned life insurance policies. Compared to the second quarter of 2021, non-interest income, excluding net gains and losses, increased $3.4 million. Deposit account service charges increased $1.5 million and electronic banking income increased $1.0 million. The increase in deposit account service charges was primarily attributable to overdraft and NSF fees driven by a larger customer base following the Premier Merger. Electronic banking income increased in the second quarter of 2022 due to an increase in the interchange income earned from customers' debit card usage, driven partially by customers added in the Premier Merger.
For the first six months of 2022, total non-interest income, excluding gains and losses, increased $6.2 million, or 19%, compared to the first six months of 2021. The increase was driven by growth of $3.0 million, or 73%, in deposit account service charges and $2.3 million, or 28%, in electronic banking income.

Total non-interest expense decreased $1.7 million, or 3%, for the three months ended June 30, 2022, compared to the linked quarter. The decrease in total non-interest expense for the second quarter of 2022 was attributable to decreases in professional fees, acquisition-related expenses, net occupancy and equipment expense, and FDIC insurance premiums. Total non-interest expense in the second and first quarter of 2022 also contained non-core expenses, including acquisition-related expenses of $0.6 million and $1.4 million, respectively. Compared to the second quarter of 2021, total non-interest expense increased $10.0 million, or 25%, primarily due to an increase in salaries and employee benefit costs of $5.7 million, an increase in net occupancy and equipment expense of $1.5 million, an increase in amortization of intangible assets of $0.7 million, and an increase in FDIC insurance premiums of $0.7 million. Those increases were primarily the result of the Premier Merger and the acquisition of the equipment financing business from Vantage.
For the six months ended June 30, 2022, total non-interest expense increased $23.6 million, or 30%, compared to the first six months of 2021. The variance was driven by an increase of $12.6 million in salaries and employee benefits costs, $3.2 million in net occupancy and equipment expense, $1.8 million in amortization of other intangible assets, and $1.5 million in electronic banking expense.
The efficiency ratio for the second quarter of 2022 was 58.8%, compared to 66.8% for the linked quarter, and 68.6% for the second quarter of 2021. The change in the efficiency ratio compared to the linked quarter was primarily due to the increases in accretion and market interest rates coupled with decreases in professional fees, acquisition-related expenses, salaries and employee benefits, net occupancy and equipment expense, and FDIC insurance premiums. The efficiency ratio, adjusted for non-core items, was 58.0% for the second quarter of 2022, compared to 64.8% for the linked quarter and 64.0% for the second quarter of 2021. The efficiency ratio is typically higher in the first quarter of the year driven by the higher salaries and employee benefit costs, specifically by higher payroll taxes, employer contributions to health savings accounts and stock-based compensation expenses for certain employees. Peoples continues to focus on controlling expenses, while recognizing some necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $6.8 million for the second quarter of 2022, compared to income tax expense of $6.0 million for the linked quarter and income tax expense of $2.4 million for the second quarter of 2021. The increase in income tax expense for the second quarter of 2022, compared to income tax expense for the linked quarter, was due to an increase its pre-tax income and increase in the effective tax rates. The increase in income tax expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was largely driven by higher pre-tax income and increased effective tax rates.
At June 30, 2022, total assets were $7.28 billion, compared to $7.06 billion at December 31, 2021 and $5.07 billion at June 30, 2021. The growth in total assets of 3% compared to December 31, 2021 was largely attributable to the Vantage acquisition, which added $157.5 million in leases as of the acquisition date. The 44% increase compared to June 30, 2021 was driven primarily by $1.1 billion of loans and $0.6 billion of investment securities added in the Premier Merger as of the merger date, along with leases acquired from Vantage of $157.5 million. The allowance for credit losses at June 30, 2022 decreased to $52.4 million, or 1.14% of total loans, primarily driven by due to continued improvement in economic factors and changes in loss drivers used in the CECL model, compared to $64.0 million and 1.43%, respectively, at December 31, 2021, and $47.9 million and 1.42%, respectively, at June 30, 2021.
Total liabilities were $6.49 billion at June 30, 2022, up from $6.22 billion at December 31, 2021 and $4.48 billion at June 30, 2021. The increase in total liabilities compared to December 31, 2021 was primarily due to increases of $110.8 million in governmental deposit accounts and $43.3 million in savings accounts, and $74.6 million of long-term borrowings assumed from Vantage. Also contributing to the increase compared to June 30, 2021 were $1.82 billion in deposits acquired in the Premier Merger.
Total stockholders' equity at June 30, 2022 decreased by $21.5 million compared to March 31, 2022, which reflected an other comprehensive loss of $30.7 million and dividends paid of $10.8 million, partially offset by net income for the quarter of $24.9 million. Total stockholders' equity at June 30, 2022 decreased by $58.2 million compared to December 31, 2021, which was due to an other comprehensive loss of $81.7 million and dividends paid of $20.9 million, partially offset by net income of $48.5 million for the first six months of 2022. The other comprehensive losses were the result of the changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 23.3% for 2022 and using a federal corporate income tax rate of 21% for 2021.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Net interest income	$61,468	$54,310	$39,660	$115,778	$75,238
Taxable equivalent adjustment	414	391	324	806	578
Fully tax-equivalent net interest income	$61,882	$54,701	$39,984	$116,584	$75,816

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$182,456	$299	0.66%	$332,098	$160	0.20%	$180,730	$53	0.12%
Investment securities (a)(b):
Taxable	1,515,647	7,014	1.85%	1,465,998	6,096	1.66%	883,948	3,217	1.45%
Nontaxable	193,112	1,344	2.78%	204,381	1,316	2.58%	168,015	1,095	2.61%
Total investment securities	1,708,759	8,358	1.96%	1,670,379	7,412	1.78%	1,051,963	4,312	1.64%
Loans (b)(c):
Construction	209,822	2,216	4.18%	225,676	2,155	3.82%	87,075	979	4.45%
Commercial real estate, other	1,353,201	15,599	4.56%	1,362,434	14,782	4.34%	916,604	8,829	3.81%
Commercial and industrial	864,023	8,715	3.99%	888,598	8,023	3.61%	887,756	9,241	4.12%
Premium finance	143,898	1,778	4.89%	132,758	1,164	3.51%	108,387	1,298	4.74%
Leases	288,360	10,541	14.46%	162,277	6,102	15.04%	86,519	4,215	19.27%
Residential real estate (d)	888,809	9,326	4.20%	913,730	9,766	4.28%	607,691	6,429	4.23%
Home equity lines of credit	167,935	1,748	4.17%	163,339	1,612	4.00%	119,354	1,180	3.97%
Consumer, indirect	541,135	5,243	3.89%	523,770	5,045	3.91%	529,180	5,313	4.03%
Consumer, direct	111,541	1,647	5.92%	106,298	1,595	6.09%	80,409	1,272	6.35%
Total loans	4,568,724	56,813	4.94%	4,478,880	50,244	4.50%	3,422,975	38,756	4.50%
Allowance for credit losses	(54,148)			(61,947)			(46,967)
Net loans	4,514,576	56,813	5.00%	4,416,933	50,244	4.56%	3,376,008	38,756	4.56%
Total earning assets	6,405,791	65,470	4.06%	6,419,410	57,816	3.61%	4,608,701	43,121	3.72%
Goodwill and other intangible assets	329,243			304,124			222,553
Other assets	386,629			344,282			351,892
Total assets	$7,121,663			$7,067,816			$5,183,146

	For the Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Interest-bearing deposits:
Savings accounts	$1,076,028	$45	0.02%	$1,050,813	$34	0.01%	$680,825	$21	0.01%
Governmental deposit accounts	704,632	471	0.27%	670,419	447	0.27%	496,906	551	0.44%
Interest-bearing demand accounts	1,177,751	115	0.04%	1,171,266	92	0.03%	733,913	66	0.04%
Money market accounts	641,066	104	0.07%	650,272	97	0.06%	564,593	94	0.07%
Retail certificates of deposit	602,225	747	0.50%	626,978	871	0.56%	424,279	980	0.93%
Brokered deposits (e)	87,006	532	2.45%	91,531	512	2.27%	167,109	865	2.08%
Total interest-bearing deposits	4,288,708	2,014	0.19%	4,261,279	2,053	0.20%	3,067,625	2,577	0.34%
Borrowed funds:
Short-term FHLB advances (e)	53,846	237	1.77%	55,000	313	2.31%	19,176	81	1.69%
Repurchase agreements and other	96,589	24	0.10%	99,346	25	0.10%	50,852	11	0.09%
Total short-term borrowings	150,435	261	0.70%	154,346	338	0.89%	70,028	92	0.53%
Long-term FHLB advances	58,498	257	1.76%	85,653	306	1.45%	101,161	392	1.55%
Other borrowings	94,097	1,056	4.44%	43,445	418	3.85%	7,669	76	3.96%
Total long-term borrowings	152,595	1,313	3.44%	129,098	724	2.26%	108,830	468	1.72%
Total borrowed funds	303,030	1,574	2.08%	283,444	1,062	1.51%	178,858	560	1.26%
Total interest-bearing liabilities	4,591,738	3,588	0.31%	4,544,723	3,115	0.28%	3,246,483	3,137	0.39%
Non-interest-bearing deposits	1,648,067			1,606,665			1,272,623
Other liabilities	90,457			81,676			82,209
Total liabilities	6,330,262			6,233,064			4,601,315
Total stockholders’ equity	791,401			834,752			581,831
Total liabilities and stockholders’ equity	$7,121,663			$7,067,816			$5,183,146
Interest rate spread (b)		$61,882	3.75%		$54,701	3.33%		$39,984	3.33%
Net interest margin (b)			3.84%			3.41%			3.45%

	For the Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$256,864	$459	0.36%	$163,937	$93	0.11%
Investment securities (a)(b):
Taxable	1,490,960	13,110	1.76%	858,999	5,834	1.36%
Nontaxable	198,716	2,661	2.68%	137,527	1,868	2.72%
Total investment securities	1,689,676	15,771	1.87%	996,526	7,702	1.55%
Loans (b)(c):
Construction	217,705	4,371	3.99%	100,565	1,973	3.90%
Commercial real estate, other	1,357,792	30,381	4.45%	898,072	17,431	3.86%
Commercial and industrial	876,242	16,738	3.80%	914,542	19,833	4.31%
Premium finance	138,359	2,942	4.23%	107,891	2,595	4.78%
Leases	225,667	16,643	14.67%	43,499	4,215	19.27%
Residential real estate (d)	901,201	19,092	4.24%	611,172	13,101	4.29%
Home equity lines of credit	165,649	3,360	4.09%	120,602	2,367	3.96%
Consumer, indirect	532,501	10,288	3.90%	519,566	10,516	4.08%
Consumer, direct	108,934	3,242	6.00%	79,718	2,511	6.35%
Total loans	4,524,050	107,057	4.72%	3,395,627	74,542	4.38%
Allowance for credit losses	(58,026)			(48,403)
Net loans	4,466,024	107,057	4.78%	3,347,224	74,542	4.45%
Total earning assets	6,412,564	123,287	3.84%	4,507,687	82,337	3.65%
Goodwill and other intangible assets	316,753			203,509
Other assets	364,911			337,164
Total assets	$7,094,228			$5,048,360
Interest-bearing deposits:
Savings accounts	$1,063,490	$79	0.01%	$663,882	$56	0.02%
Governmental deposit accounts	687,620	919	0.27%	463,391	1,145	0.50%
Interest-bearing demand accounts	1,174,526	207	0.04%	717,129	131	0.04%
Money market accounts	645,644	201	0.06%	564,714	226	0.08%
Retail certificates of deposit	614,533	1,617	0.53%	432,006	2,103	0.98%
Brokered deposits (e)	89,256	1,044	2.36%	171,194	1,733	2.04%
Total interest-bearing deposits	4,275,069	4,067	0.19%	3,012,316	5,394	0.36%
Borrowed funds:
Short-term FHLB advances (e)	54,420	550	2.04%	19,586	169	1.74%
Repurchase agreements and other	97,960	49	0.10%	50,969	23	0.09%
Total short-term borrowings	152,380	599	0.79%	70,555	192	0.55%
Long-term FHLB advances	72,001	563	1.58%	101,952	782	1.55%
Repurchase agreement and other borrowings	68,911	1,474	4.25%	7,650	153	4.00%
Total long-term borrowings	140,912	2,037	2.90%	109,602	935	1.72%
Total borrowed funds	293,292	2,636	1.80%	180,157	1,127	1.26%
Total interest-bearing liabilities	4,568,361	6,703	0.29%	3,192,473	6,521	0.41%
Non-interest-bearing deposits	1,627,480			1,192,254
Other liabilities	85,431			83,912
Total liabilities	6,281,272			4,468,639
Total stockholders’ equity	812,956			579,721
Total liabilities and stockholders’ equity	$7,094,228			$5,048,360
Interest rate spread (b)		$116,584	3.55%		$75,816	3.24%
Net interest margin (b)			3.63%			3.36%
(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a blended federal and state corporate income tax rate of 23.3% for 2022 and a federal corporate income tax rate of 21% for 2021.
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
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, which included: (i) Vantage on March 7, 2022, which added to average lease and borrowed funds balances; (ii) Premier on September 17, 2021, which added to average short-term investments, average total investment securities, average total loans and average total deposits; and (iii) NSL on April 1, 2021, which added to average lease balances. Peoples has maintained high cash balances in recent periods due to an influx of deposits, coupled with PPP proceeds.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2022 Compared to						Six Months Ended June 30, 2022 Compared to
(Dollars in thousands)	March 31, 2022			June 30, 2021			June 30, 2021
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$598	$(459)	$139	$255	$(9)	$246	$277	$89	$366
Investment Securities (b):
Taxable	706	212	918	1,052	2,745	3,797	(8,752)	16,028	7,276
Nontaxable	362	(334)	28	77	172	249	(3,065)	3,858	793
Total investment income	1,068	(122)	946	1,129	2,917	4,046	(11,817)	19,886	8,069
Loans (b):
Construction	728	(667)	61	(400)	1,637	1,237	47	2,351	2,398
Commercial real estate, other	1,428	(611)	817	1,978	4,792	6,770	2,977	9,973	12,950
Commercial and industrial	1,953	(1,261)	692	(283)	(243)	(526)	(2,290)	(805)	(3,095)
Premium finance	506	108	614	41	439	480	(747)	1,094	347
Leases	(1,583)	6,022	4,439	(6,910)	13,236	6,326	(3,119)	15,547	12,428
Residential real estate	(177)	(263)	(440)	(364)	3,261	2,897	(455)	6,446	5,991
Home equity lines of credit	82	54	136	65	503	568	82	911	993
Consumer, indirect	(157)	355	198	(627)	557	(70)	(830)	602	(228)
Consumer, direct	(206)	258	52	(525)	900	375	(418)	1,149	731
Total loan income	2,574	3,995	6,569	(7,025)	25,082	18,057	(4,753)	37,268	32,515
Total interest income	$4,240	$3,414	$7,654	$(5,641)	$27,990	$22,349	$(16,293)	$57,243	$40,950
INTEREST EXPENSE:
Deposits:
Savings accounts	$10	$1	$11	$9	$15	$24	$(18)	$41	$23
Governmental deposit accounts	(23)	47	24	(939)	859	(80)	(1,198)	972	(226)
Interest-bearing demand accounts	22	1	23	6	43	49	(13)	89	76
Money market accounts	16	(9)	7	(15)	25	10	(94)	69	(25)
Retail certificates of deposit	(93)	(31)	(124)	(1,853)	1,620	(233)	(2,120)	1,634	(486)
Brokered deposits	140	(120)	20	821	(1,154)	(333)	651	(1,340)	(689)
Total deposit cost	72	(111)	(39)	(1,971)	1,408	(563)	(2,792)	1,465	(1,327)
Borrowed funds:
Short-term borrowings	(70)	(7)	(77)	6	163	169	36	371	407
Long-term borrowings	372	217	589	293	552	845	(413)	1,515	1,102
Total borrowed funds cost	302	210	512	299	715	1,014	(377)	1,886	1,509
Total interest expense	374	99	473	(1,672)	2,123	451	(3,169)	3,351	182
Fully tax-equivalent net interest income	$3,866	$3,315	$7,181	$(3,969)	$25,867	$21,898	$(13,124)	$53,892	$40,768
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a blended federal and state corporate income tax rate of 23.3% for 2022 and a federal corporate income tax rate of 21% for 2021.
Compared to the linked quarter, net interest income increased 13% and net interest margin expanded by 43 basis points. Both increases were driven higher by accretion income from acquisitions and the recent rise in market interest rates. Loan yields grew by

44 basis points, of which 34 basis points was attributable to higher accretion income. Deposit costs remained stable, while borrowing costs increased by 57 basis points and was mostly related to the acquired borrowings from the Vantage acquisition.
Net interest income grew 55% over the prior year quarter and net interest margin increased 39 basis points. The recent acquisitions have positively impacted net interest income, coupled with organic growth and the increase in market interest rates. During the second quarter of 2022, compared to the prior year quarter, loan yields grew 44 basis points due to the rising interest rate environment, while deposit costs declined 15 basis points driven by a reduction in higher-interest bearing deposits, and borrowing costs increased 82 basis points as a result of the non-recourse debt assumed in the acquisition of Vantage.
For the first half of 2022, net interest income and net interest margin grew 54% and 27 basis points, respectively, compared to 2021. During that same time, loan yields increased 34 basis points, which was partially offset by higher borrowing costs. Net interest income has been positively impacted due to the acquisitions in recent periods. Net interest income and net interest margin both have been negatively impacted by the excess liquidity environment present in the financial services sector since the beginning of the COVID-19 pandemic by way of increased low yielding cash reserves.
Peoples recognized interest income on deferred loan fees/costs associated with PPP loans of $0.6 million, $1.2 million and $3.4 million during the second and first quarters of 2022 and the second quarter of 2021, respectively, along with $79,000, $154,000, and $0.8 million of interest earned on PPP loans, during the respective periods. For the first half of 2022, interest income recognized on deferred loan fees/costs related to PPP loans was $1.8 million, and interest earned was $232,000, compared to $8.1 million and $1.6 million, respectively, for the first half of 2021. The interest income recognized on PPP loans added 2 basis points, 5 basis points and 15 basis points to net interest margin for the second and first quarters of 2022 and the second quarter of 2021, respectively, while adding 4 basis points and 21 basis points to net interest margin for the first half of 2022 and 2021, respectively.
Accretion income, net of amortization expense, from acquisitions was $3.9 million for the second quarter of 2022, $2.7 million for the linked quarter and $0.8 million for the second quarter of 2021, which added 25 basis points, 17 basis points and 7 basis points, respectively, to net interest margin. For the first half of 2022, accretion income totaled $6.7 million and added 21 basis points to net interest margin compared to $1.2 million and 6 basis points for the first half of 2021, with the increase from the prior year due to the acquired loans and leases from the Premier Merger and Vantage acquisition, respectively.
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
(Recovery of) Provision For Credit Losses
The following table details Peoples’ (recovery of) provision for credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
(Recovery of) provision for other credit losses	$(1,135)	$(7,006)	$3,035	$(8,141)	$(1,745)
Provision for checking account overdraft credit losses	355	199	53	554	84
(Recovery of) provision for credit losses	$(780)	$(6,807)	$3,088	$(7,587)	$(1,661)
As a percentage of average total loans (a)	(0.07)%	(0.62)%	0.36%	(0.34)%	(0.10)%
(a) Presented on an annualized basis.
The (recovery of) provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. For the second quarter of 2022, the recovery of credit losses was driven by the reduction in allowance for individually analyzed loans, as well as changes in loss drivers used in the CECL model.
For the first quarter of 2022, the recovery of credit losses was related to an improvement in the economic forecast, along with payoffs of several loans during the quarter, which were partially offset by $387,000 for the establishment of an allowance for credit losses for the non-purchased credit deteriorated leases from the Vantage acquisition.
The provision for credit losses recorded during the second quarter of 2021 was primarily due to the day-one allowance for credit losses of $3.3 million related to the leases acquired from NSL. Excluding leases, the reduction of specific reserves on individually evaluated loans positively impacted the allowance for credit losses for the second quarter of 2021.
For the first half of 2022, the recovery of credit losses was mostly due to improvements in the economic forecast and loss drivers, coupled with releases of allowance for credit losses on individually analyzed loans. For the first six months of 2021, the recovery of credit losses was associated with improved economic forecasts compared to prior periods, which was partially offset by the establishment of the allowance for credit losses for acquired leases.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gains includes losses and gains on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and gains for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Net (loss) gain on investment securities	$(44)	$130	$(202)	$86	$(538)
Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(119)	$(22)	$(132)	$(141)	$(159)
Net (loss) gain on OREO	(33)	(1)	8	(34)	8
Net loss on other transactions	—	(104)	—	(104)	—
Net loss on asset disposals and other transactions	$(152)	$(127)	$(124)	$(279)	$(151)
Losses on asset disposals and other transactions increased in the second quarter relative to the linked and prior year quarters, driven by losses on repossessed assets, losses on the sale of investment securities and losses on the sale of OREO properties acquired from Premier. During the first three months of 2022, Peoples sold several investment securities, resulting in a net gain on investment securities. This gain was offset by a net loss on other transactions primarily driven by an adjustment to the gain on sale of loans recognized in the fourth quarter of 2021, which was driven by changes to the acquisition-date fair value of Premier loans acquired that were subsequently sold.
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
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 24% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the second quarter of 2022, compared to 27% for the linked quarter and 29% for the prior year quarter. For the first half of 2022, total non-interest income, excluding net gains and losses, totaled 26% of total revenues compared to 31% for 2021. The decline in this ratio compared to the prior periods was primarily due to higher net interest income associated with the recent acquisition of Vantage and Premier Merger, coupled with the increase in the market interest rate environment.
For the second quarter of 2022, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
E-banking income	$5,419	$5,253	$4,418	$10,672	$8,329
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased compared to the linked quarter primarily due to increased customer activity. Compared to the prior year quarter and first half of 2021, e-banking income grew 23% and 28%, respectively, from increased customer activity, coupled with the addition of the Premier customers during the third quarter of 2021.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Property and casualty insurance commissions	$3,039	$2,862	$2,765	$5,901	$5,520
Performance-based commissions	10	1,346	35	1,356	1,985
Life and health insurance commissions	506	452	430	956	852
Other fees and charges	92	72	105	164	199
Insurance income	$3,647	$4,732	$3,335	$8,377	$8,556

Insurance income declined compared to the linked quarter, and was mostly due to the recognition of $1.3 million of annual performance-based insurance commissions recorded during the first quarter of each year. Compared to the prior year quarter, insurance income grew due to additional customers, while the decline compared to the first half of 2021 was driven by lower performance-based commissions.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following tables detail Peoples’ trust and investment income and related assets under administration and management:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Fiduciary income	$1,999	$1,965	$2,095	$3,964	$3,997
Brokerage income	1,631	1,649	1,494	3,280	2,831
Employee benefit fees	616	662	631	1,278	1,237
Trust and investment income	$4,246	$4,276	$4,220	$8,522	$8,065
Fiduciary income and brokerage income were mostly flat in the current quarter relative to the linked quarter, with the timing of brokerage fee income mitigating the decrease in assets under management, and fees for tax preparation and estate services mitigating the decrease in trust assets. An improvement in the values of assets under administration and management, coupled with new accounts added, contributed to the growth in trust and investment income compared to the first half of 2021.
The following table details Peoples' assets under administration and management:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
(Dollars in thousands)
Trust	$1,731,454	$1,927,828	$2,009,871	$1,937,123	$1,963,884
Brokerage	1,068,261	1,152,530	1,183,927	1,133,668	1,119,247
Total	$2,799,715	$3,080,358	$3,193,798	$3,070,791	$3,083,131
Quarterly average	$2,927,405	$3,106,021	$3,126,398	$3,077,554	$3,051,027
The declines in assets under administration and management at June 30, 2022, compared to the linked quarter and December 31, 2021, were driven by a decrease in market values during the first half of 2022 due to the recent economic downturn.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Overdraft and non-sufficient funds fees	$2,019	$1,902	$1,012	$3,921	$2,009
Account maintenance fees	1,306	1,311	854	2,617	1,664
Other fees and charges	233	213	178	446	356
Deposit account service charges	$3,558	$3,426	$2,044	$6,984	$4,029
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased compared to the linked quarter, prior year quarter and first half of 2021 due to increased customer activity in recent quarters, compared to the very low levels of early 2021 associated with fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. Also contributing to the increase compared to the prior year quarter and first half of 2021 was the additional customers associated with the Premier Merger.

The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Mortgage banking income	352	436	820	788	1,960
Bank owned life insurance income	797	431	446	1,228	892
Commercial loan swap fees	270	168	61	438	121
Other non-interest income	1,294	1,326	803	2,620	1,461
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined compared to the linked quarter, prior year quarter and first half of 2021 due to the increased interest rate environment in recent quarters and a lower volume of new loan originations due to the lack of inventory of homes for sale.
In the second quarter of 2022, Peoples sold $4.6 million in loans to the secondary market with servicing retained and $6.1 million in loans with servicing released, compared to $7.2 million and $7.9 million, respectively, for the first quarter of 2022, and $15.8 million and $7.8 million, respectively, for the second quarter of 2021. For the first half of 2021, Peoples sold $33.0 million in loans to the secondary market with servicing retained, and $17.4 million in servicing released.
Bank owned life insurance income for the current quarter included a $248,000 death benefit related to the cash surrender value of the underlying policy. Peoples also invested an additional $30.0 million in bank owned life insurance policies during the second quarter of 2022. For the first half of 2022, the increased bank owned life insurance income compared to the first half of 2021, was due to the aforementioned death benefit proceeds and additional investment.
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. During the second quarter of 2022, commercial loan swap fees increased as a result of several new commercial loan swaps in the period, driven by the recent increases in interest rates, compared to less activity in the linked and prior year quarter, and first half of 2021.
Other non-interest income was relatively flat compared to the linked quarter. Compared to the prior year quarter and first half of 2021, other non-interest income increased 61% and 79%, respectively, due to fee income recognized with the leasing divisions.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Base salaries and wages	$18,408	$17,676	$13,488	$36,084	$26,253
Sales-based and incentive compensation	4,913	3,636	4,593	8,549	8,021
Employee benefits	3,321	3,621	2,821	6,942	5,719
Payroll taxes and other employment costs	1,389	2,091	1,343	3,480	2,836
Stock-based compensation	600	1,605	604	2,205	1,819
Deferred personnel costs	(1,046)	(900)	(921)	(1,946)	(1,961)
Salaries and employee benefit costs	$27,585	$27,729	$21,928	$55,314	$42,687
Full-time equivalent employees:
Actual at end of period	1,261	1,245	925	1,261	925
Average during the period	1,255	1,215	914	1,241	907
Base salaries and wages increased 4% compared to the linked quarter and increased 36% compared to the second quarter of 2021. The increases for the second quarter of 2022 compared to the linked quarter and the prior year quarter were driven by the additional salaries associated with the acquisition of Vantage, and the Premier Merger, respectively.
The increase in sales-based and incentive compensation for the second quarter of 2022 compared to the linked quarter was primarily due to sales incentives earned by Vantage employees.

The decrease in employee benefits for second quarter of 2022, compared to the linked quarter, was primarily due to annual contributions to employee health benefit accounts which occur primary in the first quarter of each year. The increase in employee benefits compared to the second quarter of 2021 was due to higher medical costs with the addition of the Premier and Vantage employees.
Payroll taxes and other employment costs decreased compared to the first quarter of 2022, primarily driven by higher payroll taxes recognized in the first quarter of each year. Those costs increased for the first half of the year relative to the prior year period due to the additional associates retained from the Premier Merger, and North Star and Vantage acquisitions.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the second quarter of 2022 decreased compared to the linked quarter, which included expense related to stock grants to retirement eligible individuals and the annual vesting of prior stock grants. Stock-based compensation for the first half of the year increased 21% compared to the first half of the prior year due to employees added in the acquisition of Vantage and the Premier Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Higher deferred personnel costs compared to the linked quarter was primarily due to an increase in loan origination volume.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Depreciation	$1,770	$1,823	$1,398	$3,593	$2,769
Repairs and maintenance costs	1,245	1,378	903	2,625	1,846
Net rent expense	756	685	382	1,441	722
Property taxes, utilities and other costs	997	1,202	606	2,197	1,279
Net occupancy and equipment expense	$4,768	$5,088	$3,289	$9,856	$6,616
Depreciation on capitalized assets declined compared to the linked quarter as a result of certain capitalized assets and improvements reaching the end of their depreciable lives, coupled with lower repairs and maintenance costs from snow removal expenses compared to the first quarter of 2022. Compared to the second quarter and first half of 2021, net occupancy and equipment expense increased 45% and 49%, respectively, with the increases driven by the additional geographic locations from recent acquisitions.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Professional fees	$2,280	$3,672	$3,565	$5,952	$7,033
Data processing and software expense	3,033	2,916	2,411	5,949	4,865
E-banking expense	2,727	2,759	2,075	5,486	3,969
Amortization of other intangible assets	2,034	1,708	1,368	3,742	1,988
FDIC insurance premiums	1,018	1,194	326	2,212	789
Marketing expense	860	995	676	1,855	1,587
Other loan expenses	445	832	494	1,277	956
Franchise tax expense	1,102	764	822	1,866	1,677
Communication expense	649	625	386	1,274	668
Other non-interest expense	3,398	3,347	2,559	6,745	5,051
Professional fees decreased $1.4 million from the linked quarter and second quarter of 2021 primarily due to lower acquisition-related expenses. Professional fees for the first half of the year decreased $1.1 million compared to the first half of the prior year, primarily driven by acquisition-related expenses related to the Premier Merger which had been realized in the prior year.

Data processing and software expense increased relative to prior year periods, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
E-banking expense increased compared to the second quarter of 2021 and first half of 2021, and is correlated to e-banking income, which also increased over those same periods.
Amortization of other intangible assets is associated with acquisition-related activity, and grew 19% compared to the linked quarter, due to the Vantage acquisition. Compared to the second quarter of 2021, amortization of other intangible assets increased $0.7 million as Peoples merged with Premier, and acquired Vantage on September 17, 2021 and March 7, 2022, respectively. Amortization of other intangible assets grew 88% versus the first half 2021 due to the Premier Merger, and the acquisitions of North Star and Vantage.
Peoples' FDIC insurance premiums decreased compared to the linked quarter, as Peoples recognized a prior year adjustment in the first quarter relating to its larger assessment base as a result of the liabilities assumed from Premier. FDIC insurance premiums increased compared to the prior year quarter, as Peoples recorded increased premiums after the acquisition of Premier.
Marketing expense declined 14% compared to the linked quarter, and increased 27% versus the prior year quarter. The decrease from the linked quarter was mainly due to a vendor credit related to prior year customer debit card spend. The increase relative to the prior year quarter was driven by higher public relations and media spend associated with the acquisition of Premier, and recent community-based spend in celebration of Peoples' 120th anniversary.
Other loan expenses decreased $0.4 million compared to the linked quarter driven by the timing of the reimbursement of appraisal costs. Compared to the first half of 2021, other loan expenses grew 34% and were mostly related to higher indirect lending volume and increased collection expense driven by the Premier Merger.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase versus the linked quarter was driven by a credit received in the first quarter of 2022 for an overpayment of the prior year's franchise taxes.
Communications expense increased 68% compared to the second quarter of 2021 and 91% compared to the first half of 2021. The growth relative to those periods was due to upgraded networking to certain branches (including new branches acquired from Premier coupled with the addition of the NSL and Vantage locations acquired) and increased costs compared to the prior periods among certain vendors that provide communication services.
Other non-interest expense increased 33% compared to the prior year quarter and 34% versus the first half of 2021 driven by higher ongoing costs associated with Peoples' recent acquisitions, mostly due to increased postage, travel and entertainment, insurance and supplies expense.
Income Tax Expense
Peoples recorded an income tax expense of $6.8 million for the second quarter of 2022, compared to income tax expense of $6.0 million for the linked quarter and income tax expense of $2.4 million for the second quarter of 2021. The increase in income tax expense for the second quarter of 2022, compared to the linked quarter, was due to an increase in Peoples' effective tax rate driven by an expansion of its footprint associated with the acquisition of Vantage, and higher pre-tax income. The increase in income tax expense for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was largely driven by higher pre-tax income.
Additional information regarding income taxes can be found in "Note 13 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2021 Form 10-K.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Pre-provision net revenue:
Income before income taxes	$31,735	$29,538	$12,494	$61,273	$31,737
Add: provision for credit losses	—	—	3,088	—	—
Add: loss on OREO	32	1	—	33	—
Add: loss on investment securities	44	—	202	44	538
Add: loss on other assets	119	22	132	141	159
Add: loss on other transactions	—	104	—	104	—
Less: gain on OREO	—	—	8	—	8
Less: recovery of credit losses	780	6,807	—	7,587	1,661
Less: gain on investment securities	—	130	—	130	—
Pre-provision net revenue	$31,150	$22,728	$15,908	$53,878	$30,765

Total average assets	$7,121,663	$7,067,816	$5,183,146	$7,094,228	$5,048,360
Pre-provision net revenue to total average assets (annualized)	1.75%	1.30%	1.23%	1.53%	1.23%
Weighted-average common shares outstanding - diluted	28,061,736	28,129,131	19,461,934	28,041,145	19,448,544
Pre-provision net revenue per common share - diluted	$1.11	$0.81	$0.81	$1.91	$1.63
The increase in PPNR compared to the linked quarter was driven by increased net interest income reflecting the positive impact of recent increase in market interest rates. PPNR grew compared to the second quarter of 2021 and first half of 2021, mostly due to the impact of the Premier Merger and the Vantage and NSL acquisitions improving net interest income, the recent increases in market interest rates, and higher non-interest income.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Core non-interest expense:
Total non-interest expense	$49,899	$51,629	$39,899	$101,528	$77,886
Less: acquisition-related expenses	602	1,373	2,400	1,975	4,311
Less: severance expenses	—	—	14	—	63
Less: COVID-19-related expenses	29	94	210	123	502
Less: Peoples Bank Foundation, Inc. contribution	—	—	—	—	500
Core non-interest expense	$49,268	$50,162	$37,275	$99,430	$72,510
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Efficiency ratio:
Total non-interest expense	$49,899	$51,629	$39,899	$101,528	$77,886
Less: amortization of other intangible assets	2,034	1,708	1,368	3,742	1,988
Adjusted total non-interest expense	47,865	49,921	38,531	97,786	75,898
Total non-interest income	19,386	20,050	15,821	39,436	32,724
Less: net (loss) gain on investment securities	(44)	130	(202)	86	(538)
Less: net (loss) on asset disposals and other transactions	(152)	(127)	(124)	(279)	(151)
Total non-interest income excluding net gains and losses	19,582	20,047	16,147	39,629	33,413
Net interest income	61,468	54,310	39,660	115,778	75,238
Add: fully tax-equivalent adjustment (a)	414	391	324	806	578
Net interest income on a fully tax-equivalent basis	61,882	54,701	39,984	116,584	75,816
Adjusted revenue	$81,464	$74,748	$56,131	$156,213	$109,229
Efficiency ratio	58.76%	66.79%	68.64%	62.60%	69.49%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$49,268	$50,162	$37,275	$99,430	$72,510
Less: amortization of other intangible assets	2,034	1,708	1,368	3,742	1,988
Adjusted core non-interest expense	47,234	48,454	35,907	95,688	70,522
Non-interest income excluding net gains and losses	19,582	20,047	16,147	39,629	33,413
Net interest income on a fully tax-equivalent basis	61,882	54,701	39,984	116,584	75,816
Adjusted revenue	$81,464	$74,748	$56,131	$156,213	$109,229
Efficiency ratio adjusted for non-core items	57.98%	64.82%	63.97%	61.25%	64.56%
(a) Based on a tax rate of 23.3% for period ended June 30, 2022, 22.9% for the period ended March 31, 2022, and 21.0% for period ended June 30, 2021.
The efficiency ratio for the second quarter of 2022 decreased compared to the linked quarter, due to higher net interest income driven by increases in market interest rates, coupled with decreases in acquisition-related expenses, salaries and employee benefits, and FDIC insurance premiums. The efficiency ratio, adjusted for non-core items, also decreased and the decrease was attributable to the items previously mentioned. Additionally, compared to the second quarter of 2021 and the first half of 2021, the efficiency ratio and adjusted efficiency ratio, both declined due to improvements in net interest income from the recent acquisitions, coupled with higher non-interest income, outpacing increases in total non-interest expense.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, severance expenses, COVID-19-related expenses and a Peoples Bank Foundation, Inc. contribution.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021

Annualized net income adjusted for non-core items:
Net income	$24,888	$23,577	$10,103	$48,465	$25,566
Add: net loss on investment securities	44	—	202	—	538
Less: tax effect of net loss on investment securities (a)	9	—	42	—	113
Less: net gain on investment securities	—	130	—	86	—
Add: tax effect of net gain on investment securities (a)	—	27	—	18	—
Add: net loss on asset disposals and other transactions	152	127	124	279	151
Less: tax effect of net loss on asset disposals and other transactions (a)	32	27	26	59	32
Add: acquisition-related expenses	602	1,373	2,400	1,975	4,311
Less: tax effect of acquisition-related expenses (a)	126	288	504	415	905
Add: severance expenses	—	—	14	—	63
Less: tax effect of severance expenses (a)	—	—	3	—	13
Add: COVID-19-related expenses	29	94	210	123	502
Less: tax effect of COVID-19-related expenses (a)	6	20	44	26	105
Add: Peoples Bank Foundation, Inc. contribution	—	—	—	—	500
Less: tax effect of Peoples Bank Foundation, Inc. contribution (a)	—	—	—	—	105
Net income adjusted for non-core items (after tax)	$25,542	$24,733	$12,434	$50,274	$30,358
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$99,825	$95,618	$40,523	$97,733	$51,556
Annualized net income adjusted for non-core items (after tax)	$102,449	$100,306	$49,873	$101,381	$61,219
Return on average assets:
Annualized net income	$99,825	$95,618	$40,523	$97,733	$51,556
Total average assets	7,121,663	7,067,816	5,183,146	7,094,228	5,048,360
Return on average assets	1.40%	1.35%	0.78%	1.38%	1.02%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$102,449	$100,306	$49,873	$101,381	$61,219
Total average assets	7,121,663	7,067,816	5,183,146	7,094,228	5,048,360
Return on average assets adjusted for non-core items	1.44%	1.42%	0.96%	1.43%	1.21%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets improved compared to the linked quarter, due to higher net interest income driven by increases in market interest rates, coupled with decreases in acquisition-related expenses, salaries and employee benefits, and FDIC insurance premiums.
The increase in return on average assets for the second quarter of 2022, compared to the second quarter of 2021 and the first half of 2022 compared to the first half of 2021, was attributable to higher net interest income and non-interest income, which were driven by the recent acquisitions.

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

	Three Months Ended			Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2021	June 30,
(Dollars in thousands)				2022	2021
Annualized net income excluding amortization of other intangible assets:
Net income	$24,888	$23,577	$10,103	$48,465	$25,566
Add: amortization of other intangible assets	2,034	1,708	1,368	3,742	1,988
Less: tax effect of amortization of other intangible assets (a)	427	359	287	786	417
Net income excluding amortization of other intangible assets	$26,495	$24,926	$11,184	$51,421	$27,137
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$99,825	$95,618	$40,523	$97,733	$51,556
Annualized net income excluding amortization of other intangible assets	$106,271	$101,089	$44,859	$103,694	$54,724
Average tangible equity:
Total average stockholders' equity	$791,401	$834,752	$581,831	$812,956	$579,721
Less: average goodwill and other intangible assets	329,243	304,124	222,553	316,753	203,509
Average tangible equity	$462,158	$530,628	$359,278	$496,203	$376,212
Return on average stockholders' equity ratio:
Annualized net income	$99,825	$95,618	$40,523	$97,733	$51,556
Average stockholders' equity	$791,401	$834,752	$581,831	$812,956	$579,721
Return on average stockholders' equity	12.61%	11.45%	6.96%	12.02%	8.89%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$106,271	$101,089	$44,859	$103,694	$54,724
Average tangible equity	$462,158	$530,628	$359,278	$496,203	$376,212
Return on average tangible equity	22.99%	19.05%	12.49%	20.90%	14.55%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average stockholders' equity and average tangible equity ratios were higher in the current quarter and the first half of 2022 relative to all prior periods, due to higher total net interest income driven by the recent increases in market interest rates and loans and leases added in the Premier Merger and acquisitions of Vantage and NSL, coupled with higher non-interest income. At the same time, the average tangible equity was negatively impacted by the Vantage acquisition, for which People did not issue any equity, and recorded additional goodwill and other intangible assets. Additionally, average tangible equity declined compared to the first quarter of 2022 due to a higher accumulated other comprehensive loss during the second quarter of 2022 as a result of the impact of the interest rate environment on the available-for-sale investment securities portfolio.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2022, Peoples' interest-bearing deposits in other banks had decreased $35.2 million from December 31, 2021. Peoples paid $82.9 million in cash for the Vantage acquisition during the first quarter of 2022. The total cash and cash equivalents balance included $297.4 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2022, compared to $318.1 million at December 31, 2021. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2022, Peoples' total cash and cash equivalents decreased $17.3 million as Peoples had net cash used in investing activities of $196.0 million, which more than offset cash provided by financing activities of $116.0 million and by operating activities of $62.7 million. Peoples' investing activities reflected purchases of available-for-sale investment securities totaling $233.1 million, cash outflows for business combinations of $85.8 million, net of a decrease in loans held for investment of $70.9 million and proceeds from principal payments, calls and prepayments of available-for-sale investment securities of $112.8 million. The cash provided by financing activities was largely driven by increases in short-term borrowings of $154.9 million, and in interest-bearing deposits of $46.5 million, the latter of which was driven by higher governmental deposits, which are seasonal in nature.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	2.24%	$175,255	$167,406	$35,604	$—	$—
U.S. government sponsored agencies	1.48%	82,465	80,654	81,739	78,481	14,235
States and political subdivisions	2.64%	249,402	231,644	259,319	252,919	223,853
Residential mortgage-backed securities	1.78%	691,735	753,353	828,517	898,459	579,152
Commercial mortgage-backed securities	1.65%	58,301	58,112	63,519	62,552	27,631
Bank-issued trust preferred securities	2.83%	10,440	10,670	6,795	4,679	4,766
Total fair value		$1,267,598	$1,301,839	$1,275,493	$1,297,090	$849,637
Total amortized cost		$1,389,621	$1,381,259	$1,283,146	$1,294,654	$839,682
Net unrealized (loss) gain		$(122,023)	$(79,420)	$(7,653)	$2,436	$9,955
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	1.99%	$50,990	$38,486	$36,431	$29,995	$30,103
States and political subdivisions (a)	2.15%	151,034	151,217	151,402	124,181	102,224
Residential mortgage-backed securities	1.55%	112,095	115,613	110,708	41,035	24,067
Commercial mortgage-backed securities	1.69%	86,601	79,340	75,588	47,889	23,830
Total amortized cost		$400,720	$384,656	$374,129	$243,100	$180,224
Other investment securities		$41,655	$41,840	$33,987	$34,486	$32,584
Total investment securities:
Amortized cost		$1,831,996	$1,807,755	$1,691,262	$1,572,240	$1,052,490
Carrying value		$1,709,973	$1,728,335	$1,683,609	$1,574,676	$1,062,445

(a)Amortized cost is presented net of the allowance for credit losses of $286 at June 30, 2022 and December 31, 2021; $236 at September 30, 2021 and $201 at June 30, 2021.
For the first quarter of 2022, total investment securities increased compared to the prior quarter, largely due to investments made in U.S. Treasury and government agencies' obligations, in an effort to deploy cash, improve investment yields and reduce risk, partially offset by the reduction in market value of available-for-sale securities driven by the recent increases in market interest rates.

During the third quarter of 2021, Peoples acquired investment securities in the Premier Merger, driving the increase compared to June 30, 2021.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Originated loans:
Construction	$144,062	$171,934	$137,437	$108,334	$97,424
Commercial real estate, other	899,774	854,721	861,610	838,333	836,613
Commercial real estate	1,043,836	1,026,655	999,047	946,667	934,037
Commercial and industrial	777,050	791,307	779,064	715,169	778,122
Premium finance	152,237	145,813	136,121	134,755	117,039
Leases	149,894	97,168	69,169	49,464	24,217
Residential real estate	373,010	364,989	350,595	334,838	324,321
Home equity lines of credit	115,935	107,414	104,176	98,806	95,376
Consumer, indirect	563,088	524,778	530,532	543,243	537,926
Consumer, direct	95,371	87,994	81,330	80,746	78,736
Consumer	658,459	612,772	611,862	623,989	616,662
Deposit account overdrafts	851	699	756	927	498
Total originated loans	$3,271,272	$3,146,817	$3,050,790	$2,904,615	$2,890,272
Acquired loans (a):
Construction	$58,526	$66,371	$72,795	$66,450	$3,175
Commercial real estate, other	560,249	602,511	688,471	790,783	111,647
Commercial real estate	618,775	668,882	761,266	857,233	114,822
Commercial and industrial	81,402	95,844	112,328	143,369	27,629
Premium finance	—	—	15	—	49
Leases	164,628	169,900	53,339	61,982	71,426
Residential real estate	369,995	391,440	421,123	433,296	242,276
Home equity lines of credit	53,400	54,874	59,417	62,564	23,025
Consumer, indirect	—	—	—	13	—
Consumer, direct	16,433	19,396	23,322	27,956	2,700
Consumer	16,433	19,396	23,322	27,969	2,700
Total acquired loans	$1,304,633	$1,400,336	$1,430,810	$1,586,413	$481,927
Total loans	$4,575,905	$4,547,153	$4,481,600	$4,491,028	$3,372,199
Percent of loans to total loans:
Construction	4.4%	5.2%	4.7%	3.9%	3.0%
Commercial real estate, other	32.0%	32.1%	34.7%	36.3%	28.1%
Commercial real estate	36.4%	37.3%	39.4%	40.2%	31.1%
Commercial and industrial	18.8%	19.5%	19.9%	19.1%	23.9%
Premium finance	3.3%	3.2%	3.0%	3.0%	3.5%
Leases	6.9%	5.9%	2.7%	2.5%	2.8%
Residential real estate	16.2%	16.6%	17.2%	17.1%	16.8%
Home equity lines of credit	3.7%	3.6%	3.7%	3.6%	3.5%
Consumer, indirect	12.3%	11.5%	11.8%	12.1%	16.0%
Consumer, direct	2.4%	2.4%	2.3%	2.4%	2.4%
Consumer	14.7%	13.9%	14.1%	14.5%	18.4%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$410,007	$420,024	$430,597	$441,085	$454,399

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

Period-end total loan balances at June 30, 2022 increased $28.8 million compared to March 31, 2022, and were driven by increases of $38.3 million in consumer indirect loans and $47.4 million in leases, $15.5 million of which related to a purchase accounting adjustment on the Vantage portfolio, partially offset by a reduction in construction loans of $35.7 million. The acquired loan decrease was driven by payoffs of commercial real estate and commercial and industrial loans in the Premier Merger.
The increase in loans at September 30, 2021, compared to June 30, 2021, was primarily due to the Premier Merger, which added $1.1 billion in loans. The increase in leases from December 31, 2021 to March 31,2022, was driven by leases acquired from Vantage.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at June 30, 2022:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$64,451	$95,898	$160,349	36.5%
Mixed-use facilities	39,333	19,205	58,538	13.3%
Assisted living facilities and nursing homes	18,106	15,775	33,881	7.7%
Land only	18,106	12,207	30,313	6.9%
Office buildings and complexes	11,711	10,321	22,032	5.0%
Lodging and lodging related	5,170	1,379	6,549	1.5%
Retail	8,654	2,023	10,677	2.4%
Residential property	8,699	7,156	15,855	3.6%
Industrial	8,393	7,651	16,044	3.6%
Day care facilities - owner occupied	3,960	4,000	7,960	1.8%
Other (a)	16,005	61,514	77,519	17.7%
Total construction	$202,588	$237,129	$439,717	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$75,510	$3,243	$78,753	5.2%
Non-owner occupied	80,295	4,011	84,306	5.6%
Total office buildings and complexes	155,805	7,254	163,059	10.8%
Retail facilities:
Owner occupied	43,491	711	44,202	2.9%
Non-owner occupied	128,410	1,226	129,636	8.6%
Total retail facilities	171,901	1,937	173,838	11.5%
Mixed-use facilities:
Owner occupied	51,186	274	51,460	3.4%
Non-owner occupied	58,225	775	59,000	3.9%
Total mixed-use facilities	109,411	1,049	110,460	7.3%
Apartment complexes	109,585	3,825	113,410	7.5%
Light industrial facilities:
Owner occupied	96,708	1,610	98,318	6.5%
Non-owner occupied	40,963	3,662	44,625	3.0%
Total light industrial facilities	137,671	5,272	142,943	9.5%
Assisted living facilities and nursing homes	72,498	250	72,748	4.8%
Warehouse facilities:
Owner occupied	35,884	1,471	37,355	2.5%
Non-owner occupied	35,681	163	35,844	2.4%
Total warehouse facilities	71,565	1,634	73,199	4.9%
Lodging and lodging related:
Owner occupied	13,659	2,553	16,212	1.1%
Non-owner occupied	88,329	430	88,759	5.9%
Total lodging and lodging related	101,988	2,983	104,971	7.0%
Education services:
Owner occupied	17,887	98	17,985	1.2%
Non-owner occupied	22,140	4,000	26,140	1.7%
Total education services	40,027	4,098	44,125	2.9%
Healthcare facilities:
Owner occupied	24,114	401	24,515	1.6%
Non-owner occupied	10,842	—	10,842	0.7%
Total healthcare facilities	34,956	401	35,357	2.3%
Restaurant/bar facilities:
Owner occupied	23,959	74	24,033	1.6%
Non-owner occupied	10,780	298	11,078	0.7%
Total restaurant/bar facilities	34,739	372	35,111	2.3%
Agriculture	26,744	1,474	28,218	1.9%
Other (a)	393,133	18,584	411,717	27.3%
Total commercial real estate, other	$1,460,023	$49,133	$1,509,156	100.0%
(a) All other outstanding balances are less than 2% of the total loan portfolio.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both June 30, 2022 and December 31, 2021. The repayment of premium finance loans are secured by the underlying insurance policy prepaid premium, and therefore, have no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
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

(Dollars in millions)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
PPP aggregate outstanding principal balances	$15.2	$42.9	$89.3	$139.8	$194.7
PPP net deferred loan origination fees	0.4	1.0	2.2	4.0	7.1
Accretion of net deferred loan origination fees	0.6	1.2	1.8	3.1	3.4
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Commercial real estate	$20,239	$23,786	$32,146	$39,252	$18,147
Commercial and industrial	8,572	10,114	11,063	13,378	8,686
Premium finance	311	345	379	1,137	998
Leases	7,585	5,875	4,797	4,505	3,715
Residential real estate	6,332	6,495	7,233	9,568	4,837
Home equity lines of credit	1,699	1,894	2,005	2,224	1,504
Consumer, indirect	6,234	5,172	5,326	6,160	8,841
Consumer, direct	1,321	1,036	961	1,079	1,161
Deposit account overdrafts	53	51	57	79	53
Allowance for credit losses	$52,346	$54,768	$63,967	$77,382	$47,942
As a percent of total loans	1.14%	1.20%	1.43%	1.72%	1.42%
The allowance for credit losses declined at June 30, 2022 compared to March 31, 2022, as a result of improved loss drivers and releases related to individually analyzed loans. The reduction in the allowance for credit losses compared to December 31, 2021 was due to improvements in economic forecasts and loss drivers, along with reductions in loan balances from acquired loans due to payoffs during the quarter. Peoples recorded $387,000 of provision for credit losses during the first quarter of 2022 to establish the allowance for credit losses for non-purchase credit deteriorated leases acquired from Vantage.
The increase in the allowance for credit losses at September 30, 2021, compared to June 30, 2021, was related to the provision for credit losses recorded in the amount of $11.0 million in order to establish an allowance for credit losses for non-purchased credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the Premier Merger. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchased credit deteriorated loans acquired from Premier.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2021 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Gross charge-offs:
Commercial real estate, other	$22	$278	$226	$—	$4
Commercial and industrial	420	463	105	654	5
Premium finance	30	14	15	7	7
Leases	493	473	478	431	525
Residential real estate	47	309	72	44	136
Home equity lines of credit	25	16	1	180	4
Consumer, indirect	449	385	566	416	269
Consumer, direct	60	136	56	29	31
Consumer	509	521	622	445	300
Deposit account overdrafts	405	259	248	135	89
Total gross charge-offs	$1,951	$2,333	$1,767	$1,896	$1,070
Recoveries:
Commercial real estate, other	$176	$49	$196	$4	$4
Commercial and industrial	2	4	4	4	18
Premium finance	8	—	—	—	—
Leases	64	176	109	120	110
Residential real estate	14	14	40	48	40
Home equity lines of credit	—	29	—	37	—
Consumer, indirect	83	86	42	43	63
Consumer, direct	11	11	58	17	11
Consumer	94	97	100	60	74
Deposit account overdrafts	52	54	42	37	44
Total recoveries	$410	$423	$491	$310	$290
Net charge-offs (recoveries):
Commercial real estate, other	$(154)	$229	$30	$(4)	$—
Commercial and industrial	418	459	101	650	(13)
Premium finance	22	14	15	7	7
Leases	429	297	369	311	415
Residential real estate	33	295	32	(4)	96
Home equity lines of credit	25	(13)	1	143	4
Consumer, indirect	366	299	524	373	206
Consumer, direct	49	125	(2)	12	20
Consumer	415	424	522	385	226
Deposit account overdrafts	353	205	206	98	45
Total net charge-offs	$1,541	$1,910	$1,276	$1,586	$780
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate, other	(0.01)%	0.02%	—%	—%	—%
Commercial and industrial	0.04%	0.03%	0.01%	0.08%	—%
Leases	0.04%	0.03%	0.03%	0.03%	0.05%
Residential real estate	—%	0.03%	—%	—%	0.01%
Home equity lines of credit	—%	—%	—%	0.02%	—%
Consumer, indirect	0.03%	0.03%	0.05%	0.04%	0.02%
Consumer, direct	0.01%	0.01%	—%	—%	—%
Consumer	0.04%	0.04%	0.05%	0.04%	0.02%
Deposit account overdrafts	0.03%	0.02%	0.02%	0.01%	0.01%
Total	0.14%	0.17%	0.11%	0.18%	0.09%
Each with "--%" not meaningful.
Net charge-offs during the second quarter of 2022 were 0.14% of average total loans on an annualized basis. Peoples has anticipated an increase in the net charge-offs to average total loans, as recent periods have been below historical levels. Compared to the prior quarter, both commercial real estate and residential real estate gross charge-offs decreased, while commercial real estate experienced higher recoveries.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Loans 90+ days past due and accruing:
Construction	$—	$—	$90	$—	$—
Commercial real estate, other	330	603	689	1,912	1,361
Commercial and industrial	89	53	1,139	98	161
Premium finance	304	613	865	368	216
Leases	5,722	3,921	—	1,736	1,522
Residential real estate	1,687	677	805	1,156	342
Home equity lines of credit	89	75	50	61	60
Consumer, indirect	15	17	—	—	39
Consumer, direct	—	—	85	32	40
Consumer	15	17	85	32	79
Total loans 90+ days past due and accruing	$8,236	$5,959	$3,723	$5,363	$3,741
Nonaccrual loans:
Construction	$5	$6	$6	$—	$4
Commercial real estate, other	11,795	14,745	16,849	17,207	7,965
Commercial and industrial	1,748	2,394	2,505	4,133	3,938
Leases	1,573	1,731	1,581	1,411	—
Residential real estate	7,463	7,459	8,016	8,046	5,811
Home equity lines of credit	567	604	687	661	572
Consumer, indirect	1,351	1,408	1,302	850	704
Consumer, direct	166	231	273	177	100
Consumer	1,517	1,639	1,575	1,027	804
Total nonaccrual loans	$24,668	$28,578	$31,219	$32,485	$19,094
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$2,458	$197	$218	$94	99
Commercial and industrial	101	999	1,067	1,223	1,774
Residential real estate	1,731	1,676	1,631	1,689	1,784
Home equity lines of credit	323	333	352	315	129
Consumer, indirect	207	220	272	219	193
Consumer, direct	—	—	6	9	6
Consumer	207	220	278	228	199
Total nonaccrual TDRs	$4,820	$3,425	$3,546	$3,549	$3,985
Total nonperforming loans ("NPLs")	$37,724	$37,962	$38,488	$41,397	$26,820
OREO:
Commercial	$9,065	$9,106	$9,105	$10,804	$—
Residential	145	301	391	464	239
Total OREO	$9,210	$9,407	$9,496	$11,268	$239
Total nonperforming assets ("NPAs")	$46,934	$47,369	$47,984	$52,665	$27,059
Criticized loans (a)	$181,395	$190,315	$194,016	$234,845	$113,802
Classified loans (b)	115,483	109,530	106,547	142,628	69,166

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.64%	0.70%	0.78%	0.80%	0.68%
NPLs as a percent of total loans (d)	0.82%	0.83%	0.86%	0.92%	0.79%
NPAs as a percent of total assets (d)	0.64%	0.65%	0.68%	0.75%	0.53%
NPAs as a percent of total loans and OREO (d)	1.02%	1.04%	1.07%	1.17%	0.80%
Allowance for credit losses as a percent of nonaccrual loans	177.52%	171.13%	184.00%	214.75%	207.73%
Allowance for credit losses as a percent of NPLs (d)	138.76%	144.27%	166.20%	186.93%	178.75%
Criticized loans as a percent of total loans (a)	3.96%	4.19%	4.33%	5.23%	3.37%
Classified loans as a percent of total loans (b)	2.52%	2.41%	2.38%	3.18%	2.05%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans ("NPL") include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets ("NPA") include nonperforming loans and OREO.
Compared to March 31, 2022, Peoples' NPAs declined to 0.64%, from 0.65%, with the reduction primarily attributable to a reduction in nonaccrual commercial and industrial loans offset by an increase in past due leases. Loans 90+ days past due and accruing increased compared to December 31, 2021, mostly due to the Vantage acquisition. During the second quarter of 2022, criticized loans, which are those categorized as special mention, substandard or doubtful, declined $8.9 million, while classified loans, which are those categorized as substandard or doubtful, grew $6.0 million.
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

Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Non-interest-bearing deposits (a)	$1,661,865	$1,666,668	$1,641,422	$1,559,993	$1,181,045
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,143,010	1,179,199	1,167,460	1,140,639	732,478
Savings accounts	1,080,053	1,065,678	1,036,738	1,016,755	689,086
Retail certificates of deposit ("CDs")	584,259	612,936	643,759	691,680	417,466
Money market deposit accounts	645,242	656,266	651,169	637,635	547,412
Governmental deposit accounts	728,057	734,784	617,259	679,305	498,390
Brokered deposits	86,739	87,395	104,745	106,013	166,746
Total interest-bearing deposits	4,267,360	4,336,258	4,221,130	4,272,027	3,051,578
Total deposits	$5,929,225	$6,002,926	$5,862,552	$5,832,020	$4,232,623
Demand deposits as a percent of total deposits	47%	47%	48%	46%	45%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2022, period-end deposits decreased $73.7 million, or 1%, compared to March 31, 2022, and increased $1.7 billion, or 40%, compared to June 30, 2021. The decrease was driven by a decline in interest bearing transaction accounts of $36.2 million, a decrease in retail certificates of deposits of $28.7 million, and a decrease of $11.0 million in money market deposit accounts. The increase in total deposits at September 30, 2021, compared to June 30, 2021, was driven by deposits acquired from Premier. Total deposits in periods presented through March 31, 2022, were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In quarterly periods prior to June 30, 2022, Peoples experienced increases in most low-cost deposit categories.
Peoples reduced its reliance on brokered deposits in each quarterly period, beginning after June 30, 2021. This decline was largely due to the increase in deposit balances from customers, which allowed Peoples to reduce its position in the higher-cost brokered CDs during each period. As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of June 30, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps hedged 90-day FHLB advances, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Short-term borrowings:
FHLB 90-day advances	$40,000	$40,000	$40,000	$50,000	$—
Current portion of long-term FHLB advances	—	15,000	15,000	15,000	15,000
Retail repurchase agreements	286,442	89,275	111,482	119,693	51,496
Total short-term borrowings	$326,442	$144,275	$166,482	$184,693	$66,496
Long-term borrowings:
FHLB advances	$35,348	$85,564	$85,825	$86,483	$87,393
Vantage non-recourse debt	74,622	102,364	—	—	—
Junior subordinated debt securities	13,717	13,682	13,650	12,928	7,688
Total long-term borrowings	$123,687	$201,610	$99,475	$99,411	$95,081
Total borrowed funds	$450,129	$345,885	$265,957	$284,104	$161,577
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Borrowed funds increased compared to March 31, 2022, driven by a large individual customer deposit, thereby increasing retail repurchase agreements at June 30, 2022. The increase in total borrowed funds at September 30, 2021, compared to June 30, 2021, was primarily due to the addition of $63.8 million retail repurchase agreements from Premier.

Capital/Stockholders’ Equity
At June 30, 2022, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2022, Peoples had a capital conservation buffer of 4.81%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Capital Amounts:
Common Equity Tier 1	$564,708	$547,215	$577,565	$567,172	$383,502
Tier 1	578,425	560,897	591,215	580,100	391,190
Total (Tier 1 and Tier 2)	622,516	607,493	648,948	637,802	431,424
Net risk-weighted assets	$4,857,818	$4,752,428	$4,614,258	$4,611,321	$3,382,736
Capital Ratios:
Common Equity Tier 1	11.62%	11.51%	12.52%	12.30%	11.34%
Tier 1	11.91%	11.80%	12.81%	12.58%	11.56%
Total (Tier 1 and Tier 2)	12.81%	12.78%	14.06%	13.83%	12.75%
Tier 1 leverage ratio	8.38%	8.29%	8.67%	11.20%	7.87%
Peoples' regulatory capital and related ratio levels improved during the second quarter of 2022 driven by higher net interest income. The ratios were negatively impacted in the prior quarter by the cash acquisition of Vantage, for which Peoples recorded goodwill and intangible assets for which the impact was partially offset by net income exceeding dividends declared during the period. Regulatory capital ratios increased as of September 30, 2021, compared to June 30, 2021, due to the Premier Merger, which included an equity issuance of $261.9 million.
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

The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Tangible equity:
Total stockholders' equity	$786,824	$808,340	$845,025	$831,882	$585,505
Less: goodwill and other intangible assets	328,132	341,865	291,009	295,415	221,576
Tangible equity	$458,692	$466,475	$554,016	$536,467	$363,929
Tangible assets:
Total assets	$7,278,292	$7,239,261	$7,063,521	$7,059,752	$5,067,634
Less: goodwill and other intangible assets	328,132	341,865	291,009	295,415	221,576
Tangible assets	$6,950,160	$6,897,396	$6,772,512	$6,764,337	$4,846,058
Tangible book value per common share:
Tangible equity	$458,692	$466,475	$554,016	$536,467	$363,929
Common shares outstanding	28,290,115	28,453,175	28,297,771	28,265,791	19,660,877
Tangible book value per common share	$16.21	$16.39	$19.58	$18.98	$18.51
Tangible equity to tangible assets ratio:
Tangible equity	$458,692	$466,475	$554,016	$536,467	$363,929
Tangible assets	$6,950,160	$6,897,396	$6,772,512	$6,764,337	$4,846,058
Tangible equity to tangible assets	6.60%	6.76%	8.18%	7.93%	7.51%
Tangible book value per common share declined to $16.21 at June 30, 2022, compared to $16.39 at March 31, 2022. The change in tangible book value per common share was due to tangible equity declining as a result of other comprehensive losses recognized on available-for-sale investment securities, which were driven by changes in market interest rates. Also contributing to the decline compared to December 31, 2021, was a $81.7 million increase in accumulated other comprehensive loss. The increase in tangible equity to tangible assets at September 30, 2021, was attributable to the Premier Merger, and related equity issued.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
300	$27,881	11.1%	$24,903	11.7%	$(22,151)	(1.6)%	$(24,232)	(2.0)%
200	18,446	7.3%	16,312	7.7%	(15,790)	(1.1)%	(16,541)	(1.3)%
100	9,148	3.6%	7,899	3.7%	(9,132)	(0.7)%	(5,308)	(0.4)%
(100)	(16,168)	(6.4)%	(8,615)	(4.1)%	(58,315)	(4.2)%	(91,568)	(7.4)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2022, consideration of the bear steepener and bull flattener scenarios provides insights which were not captured by parallel shifts. These scenarios were evaluated as the current environment suggests these may be possible outcomes for the trajectory of interest rates.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term rates, remain constant, while asset yields, which are correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs; resulting in an increased amount of net interest income and higher net interest margin. At June 30, 2022, the bear steepener scenario resulted in an increase in both net interest income and the economic value of equity of 0.1% and 2.9%, respectively.
The bull flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates fall. In such a scenario, Peoples’ deposit and borrowing costs, which are correlated with short-term rates, remain constant while asset yields, which are correlated with long-term rates, fall. Asset yields driven lower by increased investment securities premium amortization would not be offset by reductions in deposit or funding costs; resulting in a decreased amount of net interest income and lower net interest margin. At June 30, 2022, the bull flattener scenario resulted in small decreases in net interest income and the economic value of equity of -0.1% and -0.1%, respectively. Peoples was within its policy limitations for this alternative scenario as of June 30, 2022, which set the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2022, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2021 was largely attributable to increased effective duration in the investment securities portfolio.

Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2021 Form 10-K.
At June 30, 2022, Peoples Bank had liquid assets of $383.4 million, which represented 4.7% of total assets and unfunded loan commitments. Peoples also had an additional $248.0 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Home equity lines of credit	$188,803	$184,616	$177,262	$177,963	$134,516
Unadvanced construction loans	237,129	203,719	227,135	271,483	207,403
Other loan commitments	566,624	616,696	577,170	646,374	542,429
Loan commitments	$992,556	$1,005,031	$981,567	$1,095,820	$884,348
Standby letters of credit	$15,977	$12,729	$12,805	$12,358	$10,252

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
(b)information required to be disclosed by Peoples in this Quarterly Report on Form 10-Q and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(c)as previously disclosed within "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K, Peoples did not design effective controls supporting acquired purchased credit deteriorated loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting; and
(d)as part of Peoples' efforts to remediate the material weakness described above, new controls and procedures have been designed and are in process of being implemented. Therefore, Peoples' President and Chief Executive Officer, and its Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of June 30, 2022, Peoples' disclosure controls and procedures were not effective. Despite the foregoing, Management has concluded the financial statements fairly present in all material respects, Peoples' financial position, results of operations and cash flows as of the dates, and for the periods presented in this Quarterly Report on Form 10-Q, in conformity with US GAAP.
 Changes in Internal Control Over Financial Reporting
The remediation activities described above, and discussed in further detail in "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K and under "ITEM 1A. RISK FACTORS" in Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, are changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2022. These changes may materially affect, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of Peoples’ common shares during the three months ended June 30, 2022:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2022	74,754	(1)	$28.46	(1)	70,644	$27,999,870
May 1 – 31, 2022	143,576	(1)(2)(3)	$27.69	(1)(2)(3)	143,576	$24,023,642
June 1 – 30, 2022	1,206	(2)(3)	$27.28	(2)(3)	—	$24,023,642
Total	219,536		$27.95		214,220	$24,023,642
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were 214,220 common shares repurchased under the share repurchase program during the three months ended June 30, 2022.
(2)Information reported includes an aggregate of 2,180 common shares and 356 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during April 2022 and June 2022.
(3)Information reported includes 1,930 common shares and 850 common shares purchased in open market transactions during April 2022 and June 2022, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three months and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	August 4, 2022	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	August 4, 2022	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer