Form 10-Q
period 2022-09-30
PEOPLES BANCORP INC
filed 2022-11-03
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,271,499 common shares, without par value, at November 2, 2022.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$93,908	$74,354
Interest-bearing deposits in other banks	51,276	341,373
Total cash and cash equivalents	145,184	415,727
Available-for-sale investment securities, at fair value (amortized cost of $1,349,800 at September 30, 2022 and $1,283,146 at December 31, 2021) (a)	1,169,844	1,275,493
Held-to-maturity investment securities, at amortized cost (fair value of $326,457 at September 30, 2022 and $369,955 at December 31, 2021) (a)	407,801	374,129
Other investment securities	39,039	33,987
Total investment securities (a)	1,616,684	1,683,609
Loans and leases, net of deferred fees and costs (b)	4,611,207	4,481,600
Allowance for credit losses	(52,866)	(63,967)
Net loans and leases (c)	4,558,341	4,417,633
Loans held for sale	2,649	3,791
Bank premises and equipment, net of accumulated depreciation	83,863	89,260
Bank owned life insurance	104,591	73,358
Goodwill	292,397	264,193
Other intangible assets	36,031	26,816
Other assets	166,114	89,134
Total assets	$7,005,854	$7,063,521
Liabilities
Deposits:
Non-interest-bearing	$1,635,953	$1,641,422
Interest-bearing	4,229,667	4,221,130
Total deposits	5,865,620	5,862,552
Short-term borrowings	133,611	166,482
Long-term borrowings	104,196	99,475
Accrued expenses and other liabilities	141,916	89,987
Total liabilities	6,245,343	6,218,496
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2022 and at December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,845,795 shares issued at September 30, 2022 and 29,814,401 shares issued at December 31, 2021, including at each date shares held in treasury	685,351	686,282
Retained earnings	249,833	207,076
Accumulated other comprehensive loss, net of deferred income taxes	(134,923)	(11,619)
Treasury stock, at cost, 1,638,574 shares at September 30, 2022 and 1,577,359 shares at December 31, 2021	(39,750)	(36,714)
Total stockholders’ equity	760,511	845,025
Total liabilities and stockholders’ equity	$7,005,854	$7,063,521
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $238, respectively, at September 30, 2022 and $0 and $286, respectively, at December 31, 2021.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans"

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans and leases	$61,370	$40,748	$168,334	$115,196
Interest and dividends on taxable investment securities	7,559	3,755	20,576	9,497
Interest on tax-exempt investment securities	1,095	882	3,136	2,358
Other interest income	847	82	1,306	175
Total interest income	70,871	45,467	193,352	127,226
Interest expense:
Interest on deposits	2,316	2,399	6,383	7,793
Interest on short-term borrowings	393	91	992	283
Interest on long-term borrowings	1,111	399	3,148	1,334
Total interest expense	3,820	2,889	10,523	9,410
Net interest income	67,051	42,578	182,829	117,816
Provision for (recovery of) credit losses	1,776	8,994	(5,811)	7,333
Net interest income after provision for (recovery of) credit losses	65,275	33,584	188,640	110,483
Non-interest income:
Electronic banking income	5,261	4,326	15,933	12,655
Trust and investment income	3,954	4,158	12,476	12,223
Insurance income	3,618	3,367	11,995	11,923
Deposit account service charges	3,833	2,549	10,817	6,578
Bank owned life insurance income	694	437	1,922	1,329
Mortgage banking income	328	766	1,116	2,726
Commercial loan swap fees	224	73	662	194
Net gain (loss) on investment securities	21	(166)	107	(704)
Net loss on asset disposals and other transactions	(35)	(308)	(314)	(459)
Other non-interest income	2,468	1,144	5,088	2,605
Total non-interest income	20,366	16,346	59,802	49,070
Non-interest expense:
Salaries and employee benefit costs	28,618	25,589	83,932	68,276
Net occupancy and equipment expense	4,813	3,551	14,669	10,167
Data processing and software expense	3,279	2,529	9,228	7,394
Professional fees	2,832	6,426	8,784	13,459
Electronic banking expense	2,648	2,037	8,134	6,006
Amortization of other intangible assets	2,023	1,279	5,765	3,267
Marketing expense	1,136	1,223	2,991	2,810
Franchise tax expense	1,075	810	2,941	2,487
FDIC insurance premiums	709	807	2,921	1,596
Communication expense	599	411	1,873	1,079
Other loan expenses	511	487	1,788	1,443
Other non-interest expense	4,010	12,711	10,755	17,762
Total non-interest expense	52,253	57,860	153,781	135,746
Income (loss) before income taxes	33,388	(7,930)	94,661	23,807
Income tax expense (benefit)	7,410	(2,172)	20,218	3,999
Net income (loss)	$25,978	$(5,758)	$74,443	$19,808
Earnings (loss) per common share - basic	$0.93	$(0.28)	$2.65	$0.99
Earnings (loss) per common share - diluted	$0.92	$(0.28)	$2.65	$0.99
Weighted-average number of common shares outstanding - basic	27,865,416	20,640,519	27,929,720	19,751,853
Weighted-average number of common shares outstanding - diluted	27,973,255	20,789,271	28,009,263	19,890,672
Cash dividends declared	$10,753	$7,093	$31,686	$20,991
Cash dividends declared per common share	$0.38	$0.36	$1.12	$1.07

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$25,978	$(5,758)	$74,443	$19,808
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding loss arising during the period	(57,911)	(7,685)	(172,195)	(16,738)
Related tax benefit	13,484	1,592	40,170	3,493
Reclassification adjustment for net (gain) loss included in net income	(21)	166	(107)	704
Related tax benefit (expense)	5	(44)	25	(157)
Net effect on other comprehensive (loss) income	(44,443)	(5,971)	(132,107)	(12,698)
Defined benefit plan:
Net gain arising during the period	203	1,818	264	1,826
Related tax expense	(48)	(407)	(62)	(408)
Amortization of unrecognized gain and service cost on benefit plans	23	20	61	81
Related tax expense	(5)	(5)	(14)	(18)
Recognition of gain due to settlement and curtailment	139	143	139	143
Related tax expense	(32)	(32)	(32)	(32)
Net effect on other comprehensive (loss) income	280	1,537	356	1,592
Cash flow hedges:
Net gain arising during the period	3,388	858	10,948	4,800
Related tax expense	(789)	(90)	(2,501)	(918)
Net effect on other comprehensive (loss) income	2,599	768	8,447	3,882
Total other comprehensive loss, net of tax	(41,564)	(3,666)	(123,304)	(7,224)
Total comprehensive (loss) income	$(15,586)	$(9,424)	$(48,861)	$12,584

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824
Net income	—	25,978	—	—	25,978
Other comprehensive loss, net of tax	—	—	(41,564)	—	(41,564)
Cash dividends declared	—	(10,753)		—	(10,753)
Reissuance of treasury stock for common share awards	(219)	—	—	219	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(235)	(235)
Common shares repurchased under share repurchase program then in effect	—	—	—	(1,168)	(1,168)
Common shares issued under dividend reinvestment plan	320	—	—	—	320
Common shares issued under compensation plan for Boards of Directors	20	—	—	106	126
Common shares issued under employee stock purchase plan	34	—	—	169	203
Stock-based compensation	780	—	—	—	780
Balance, September 30, 2022	$685,351	$249,833	$(134,923)	$(39,750)	$760,511

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	74,443	—	—	74,443
Other comprehensive loss, net of tax	—	—	(123,304)	—	(123,304)
Cash dividends declared	—	(31,686)	—	—	(31,686)
Reissuance of treasury stock for common share awards	(4,944)	—	—	4,944	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,671)	(1,671)
Common shares repurchased under share repurchase program then in effect	—	—	—	(7,155)	(7,155)
Common shares issued under dividend reinvestment plan	921	—	—	—	921
Common shares issued under compensation plan for Boards of Directors	64	—	—	314	378
Common shares issued under employee stock purchase plan	95	—	—	454	549
Stock-based compensation	2,933	—	—	—	2,933
Balance, September 30, 2022	$685,351	$249,833	$(134,923)	$(39,750)	$760,511

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2021	$422,652	$202,359	$(2,222)	$(37,284)	$585,505
Net loss	—	(5,758)	—	—	(5,758)
Other comprehensive loss, net of tax	—	—	(3,666)	—	(3,666)
Cash dividends declared	—	(7,093)	—	—	(7,093)
Reissuance of treasury stock for common share awards	(51)	—	—	51	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	—	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(78)	(78)
Common shares issued under dividend reinvestment plan	277	—	—	—	277
Common shares issued under compensation plan for Boards of Directors	16	—	—	44	60
Common shares issued under employee stock purchase plan	37	—	—	101	138
Stock-based compensation	598	—	—	—	598
Issuance of common shares related to merger with Premier Financial Bancorp , Inc.	261,899	—	—	—	261,899
Balance, September 30, 2021	$685,428	$189,508	$(5,888)	$(37,166)	$831,882

			Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	19,808	—	—	19,808
Other comprehensive loss, net of tax	—	—	(7,224)	—	(7,224)
Cash dividends declared	—	(20,991)	—	—	(20,991)
Reissuance of treasury stock for common share awards	(2,223)	—	—	2,223	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,076)	(1,076)
Common shares issued under dividend reinvestment plan	655	—	—	—	655
Common shares issued under compensation plan for Boards of Directors	81	—	—	228	309
Common shares issued under employee stock purchase plan	98	—	—	275	373
Stock-based compensation	2,382	—	—	—	2,382
Issuance of common shares related to merger with Premier Financial Bancorp , Inc.	261,899	—	—	—	261,899
Balance, September 30, 2021	$685,428	$189,508	$(5,888)	$(37,166)	$831,882

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021
Net cash provided by operating activities	$102,500	$66,722
Investing activities:
Available-for-sale investment securities:
Purchases	(237,930)	(715,263)
Proceeds from sales	8,730	480,127
Proceeds from principal payments, calls and prepayments	155,070	227,574
Held-to-maturity investment securities:
Purchases	(51,060)	(181,331)
Proceeds from principal payments	16,080	3,774
Other investment securities:
Purchases	(11,110)	(1,221)
Proceeds from sales	5,885	8,552
Net decrease in loans held for investment	36,158	156,598
Net expenditures for premises and equipment	(7,008)	(5,893)
Proceeds from sales of other real estate owned	572	153
Purchase of bank owned life insurance	(30,000)	—
Proceeds from bank owned life insurance contracts	689	—
Business acquisitions, net of cash received	(85,791)	136,119
Investment in limited partnership and tax credit funds	(1,857)	(2,900)
Net cash (used in) provided by investing activities	(201,572)	106,289
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(5,469)	69,557
Net increase in interest-bearing deposits	8,919	95,881
Net (decrease) increase in short-term borrowings	(37,916)	32,625
Proceeds from long-term borrowings	19,001	—
Payments on long-term borrowings	(116,354)	(2,156)
Cash dividends paid	(31,704)	(20,915)
Purchase of treasury stock under share repurchase program	(7,155)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,671)	(1,076)
Proceeds from issuance of common shares	878	655
Net cash (used in) provided by financing activities	(171,471)	174,571
Net (decrease) increase in cash and cash equivalents	(270,543)	347,582
Cash and cash equivalents at beginning of period	415,727	152,100
Cash and cash equivalents at end of period	$145,184	$499,682

Supplemental cash flow information:
Interest paid	$11,006	$10,262
Income taxes paid	1,947	6,450
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	55	210
Lease right-of-use assets obtained in exchange for lessee operating lease liabilities	27	101
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2021 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this "Form 10-Q").  Management has evaluated all significant events and transactions that occurred after September 30, 2022 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2021, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2021 Form 10-K.
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
Accounting Standards Update ("ASU") ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update is effective as of March 12, 2020 through December 31, 2022. This ASU was early adopted by Peoples as of September 30, 2021, and does not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform.
ASU 2022-01 - Fair Value Hedging - Portfolio Layer Method - Derivatives and Hedging (Topic 815). This ASU clarifies the guidance in the Accounting Standards Codification ("ASC") 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU expands and clarifies the current guidance on accounting for fair value hedge basis adjustments under the portfolio layer method for both single-layer and multiple-layer hedges. For entities that have already adopted ASU 2017-12, as Peoples has, the amendments in ASU 2022-01 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in this ASU may also be early adopted, including adoption in any interim period. Peoples is currently evaluating the impact of the amendments in this ASU on Peoples' consolidated financial statements.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2022			December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$172,055	$—	$—	$35,604	$—	$—
U.S. government sponsored agencies	—	80,915	—	—	81,739	—
States and political subdivisions	—	230,022	—	—	259,319	—
Residential mortgage-backed securities	—	624,061	—	—	828,517	—
Commercial mortgage-backed securities	—	52,504	—	—	63,519	—
Bank-issued trust preferred securities	—	10,287	—	—	6,795	—
Total available-for-sale securities	$172,055	$997,789	$—	$35,604	$1,239,889	$—
Equity investment securities (a)	134	198	—	160	184	—
Derivative assets (b)	—	37,167	—	—	12,163	—
Liabilities:
Derivative liabilities (c)	$—	$31,234	$—	$—	$17,183	$—
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
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Unaudited Consolidated Balance Sheets at their fair value within "Other assets" and "Accrued expenses and other liabilities", respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2022 and December 31, 2021.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2022		December 31, 2021
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$2,706	$—	$430
Loans held for sale (a)	$1,302	$—	$418	$—
Other real estate owned ("OREO")	$—	$—	$—	$87
Servicing rights (b)(c)	$—	$25	$—	$22
(a) Loans held for sale are presented gross of a valuation allowance of $0 and $0 as of September 30, 2022 and December 31, 2021, respectively.
(b) Included in "Other intangible assets" on the Unaudited Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or market value.
(c) Peoples established a valuation allowance on servicing rights of $6 at September 30, 2022 and $12 at December 31, 2021. The fair value of the servicing rights on 10-year fixed rate loans was less than the carrying value.

Collateral Dependent Loans: Loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty, are considered collateral dependent. Peoples utilizes outside third-party appraisal services to value the underlying collateral, for which Peoples uses to report the loans at their fair value (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$145,184	$145,184	$415,727	$415,727
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	59,871	50,908	36,431	35,513
States and political subdivisions (a)	2	145,490	107,453	151,688	150,138
Residential mortgage-backed securities	2	111,707	93,885	110,708	110,159
Commercial mortgage-backed securities	2	90,971	74,211	75,588	74,145
Total held-to-maturity securities		408,039	326,457	374,415	369,955
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	14,683	14,683	17,308	17,308
Federal Reserve Bank ("FRB") stock	N/A	21,237	21,237	13,311	13,311
Total other investment securities at cost		35,920	35,920	30,619	30,619
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,008	2,008	2,240	2,240
Other investment securities (c)	2	779	779	784	784
Total other investment securities		38,707	38,707	33,643	33,643
Loans and leases, net of deferred fees and costs (d)	3	4,611,207	4,359,959	4,481,600	4,510,605
Bank owned life insurance	2	104,591	104,591	73,358	73,358
Liabilities:
Deposits	2	$5,865,620	$4,797,388	$5,862,552	$5,546,552
Short-term borrowings	2	133,611	135,268	166,482	164,990
Long-term borrowings	2	104,196	105,490	99,475	101,664
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $238 and $286 as of September 30, 2022 and December 31, 2021, respectively.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2022 and at December 31, 2021, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $52.9 million and $64.0 million as of September 30, 2022 and December 31, 2021, respectively.

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
Loans and Leases, Net of Deferred Fees and Costs: The fair value of portfolio loans and leases assumes sale of the underlying notes to a third-party financial investor. Accordingly, this value is not necessarily the value to Peoples if the notes were held to maturity.  Peoples considers interest rate, credit and market factors in estimating the fair value of loans and leases (Level 3). Fair values for loans and leases are estimated using a discounted cash flow methodology. The discount rates take into account interest rates currently being offered to customers for loans and leases with similar terms, the credit risk associated with the loans and leases and other market factors, including liquidity.
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value (Level 2). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Deposits: The fair value of fixed-maturity certificates of deposit ("CDs") is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities. Demand and other non-fixed-maturity deposits are estimated using a discounted cash flow calculation based on maturity, attrition and re-pricing assumptions (Level 2).
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Obligations of:
U.S. Treasury and government agencies	$178,824	$—	$(6,769)	$172,055
U.S. government sponsored agencies	94,517	4	(13,606)	80,915
States and political subdivisions	270,761	21	(40,760)	230,022
Residential mortgage-backed securities	731,125	1,140	(108,204)	624,061
Commercial mortgage-backed securities	63,821	1	(11,318)	52,504
Bank-issued trust preferred securities	10,752	49	(514)	10,287
Total available-for-sale securities	$1,349,800	$1,215	$(181,171)	$1,169,844
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$35,609	$12	$(17)	$35,604
U.S. government sponsored agencies	83,019	58	(1,338)	81,739
States and political subdivisions	259,508	3,187	(3,376)	259,319
Residential mortgage-backed securities	833,328	6,565	(11,376)	828,517
Commercial mortgage-backed securities	64,971	42	(1,494)	63,519
Bank-issued trust preferred securities	6,711	215	(131)	6,795
Total available-for-sale securities	$1,283,146	$10,079	$(17,732)	$1,275,493

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Gross gains realized	$29	$150	$189	$786
Gross losses realized	(8)	(316)	(82)	(1,490)
Net gain (loss) realized	$21	$(166)	$107	$(704)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2022
Obligations of:
U.S. Treasury and government agencies	$172,056	$6,769	26	$—	$—	—	$172,056	$6,769
U.S. government sponsored agencies	15,861	436	16	64,479	13,170	17	80,340	13,606
States and political subdivisions	127,364	14,607	175	94,650	26,153	70	222,014	40,760
Residential mortgage-backed securities	218,695	25,434	163	393,315	82,770	84	612,010	108,204
Commercial mortgage-backed securities	6,739	543	4	44,669	10,775	19	51,408	11,318
Bank-issued trust preferred securities	7,040	460	4	946	54	1	7,986	514
Total	$547,755	$48,249	388	$598,059	$132,922	191	$1,145,814	$181,171
December 31, 2021
Obligations of:
U.S. Treasury and government agencies	$16,914	$17	6	$—	$—	—	$16,914	$17
U.S. government sponsored agencies	72,406	1,192	13	4,854	146	1	77,260	1,338
States and political subdivisions	101,397	2,075	71	30,853	1,301	11	132,250	3,376
Residential mortgage-backed securities	573,139	9,051	113	51,103	2,325	14	624,242	11,376
Commercial mortgage-backed securities	60,134	1,494	21	—	—	—	60,134	1,494
Bank-issued trust preferred securities	2,991	9	1	878	122	1	3,869	131
Total	$826,981	$13,838	225	$87,688	$3,894	27	$914,669	$17,732
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis.  At September 30, 2022, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2022, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2022 and December 31, 2021 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $7.3 million at September 30, 2022 and $5.5 million at December 31, 2021.
At September 30, 2022, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Of the four positions, three positions had a fair value of less than 90% of its book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities. U.S. treasury and government agencies, U.S. government sponsored agencies, and obligations of states and political subdivisions were issued by the U.S. Treasury Department or Federal government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. Therefore, management does not consider these impaired securities.
The unrealized loss with respect to the one bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2022 was attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2022.  The weighted-average yields are based on the amortized cost.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$50,639	$128,185	$—	$—	$178,824
U.S. government sponsored agencies	4,542	29,812	51,880	8,283	94,517
States and political subdivisions	27,288	46,871	76,138	120,464	270,761
Residential mortgage-backed securities	23	1,657	60,007	669,438	731,125
Commercial mortgage-backed securities	3,509	901	34,262	25,149	63,821
Bank-issued trust preferred securities	—	4,252	6,500	—	10,752
Total available-for-sale securities	$86,001	$211,678	$228,787	$823,334	$1,349,800
Fair value
Obligations of:
U.S. Treasury and government agencies	$49,673	$122,382	$—	$—	$172,055
U.S. government sponsored agencies	4,499	27,373	42,907	6,136	80,915
States and political subdivisions	27,100	44,620	64,592	93,710	230,022
Residential mortgage-backed securities	23	1,599	53,896	568,543	624,061
Commercial mortgage-backed securities	3,501	857	28,362	19,784	52,504
Bank-issued trust preferred securities	—	4,284	6,003	—	10,287
Total available-for-sale securities	$84,796	$201,115	$195,760	$688,173	$1,169,844
Total weighted-average yield	2.52%	2.78%	2.29%	1.81%	2.09%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2022
Obligations of:
U.S. government sponsored agencies	$59,871	$—	$—	$(8,963)	$50,908
States and political subdivisions	145,490	(238)	170	(37,969)	107,453
Residential mortgage-backed securities	111,707	—	—	(17,822)	93,885
Commercial mortgage-backed securities	90,971	—	—	(16,760)	74,211
Total held-to-maturity securities	$408,039	$(238)	$170	$(81,514)	$326,457
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$36,431	$—	$86	$(1,004)	$35,513
States and political subdivisions	151,688	(286)	1,006	(2,270)	150,138
Residential mortgage-backed securities	110,708	—	370	(919)	110,159
Commercial mortgage-backed securities	75,588	—	182	(1,625)	74,145
Total held-to-maturity securities	$374,415	$(286)	$1,644	$(5,818)	$369,955
There were no sales of held-to-maturity securities for either of the nine months ended September 30, 2022 or 2021.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are obligations of states and political subdivisions with the remaining securities issued by U.S. government sponsored agencies. Peoples analyzed these securities using cumulative default rate averages for municipal securities. Peoples recorded $238,000 and $286,000 of allowance for credit losses for held-to-maturity securities as of September 30, 2022, and December 31, 2021, respectively.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2022
Obligations of:
U.S. government sponsored agencies	$31,574	$2,172	12	19,333	6,791	4	$50,907	$8,963
States and political subdivisions	61,133	20,820	45	42,935	17,149	22	104,068	37,969
Residential mortgage-backed securities	44,505	6,159	15	49,380	11,663	12	93,885	17,822
Commercial mortgage-backed securities	34,496	6,386	18	34,968	10,374	12	69,464	16,760
Total	$171,708	$35,537	90	$146,616	$45,977	50	$318,324	$81,514
December 31, 2021
Obligations of:
U.S. government sponsored agencies	$17,328	$504	6	14,635	500	2	$31,963	$1,004
States and political subdivisions	61,954	1,041	34	27,328	1,229	6	89,282	2,270
Residential mortgage-backed securities	88,937	919	17	—	—	—	88,937	919
Commercial mortgage-backed securities	67,338	1,625	21	—	—	—	67,338	1,625
Total	$235,557	$4,089	78	$41,963	$1,729	8	$277,520	$5,818
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2022.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% and 22.3% for the periods ending September 30, 2022 and December 31, 2021, respectively.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$—	$19,144	$11,172	$29,555	$59,871
States and political subdivisions	—	5,209	9,235	131,046	145,490
Residential mortgage-backed securities	—	1,176	—	110,531	111,707
Commercial mortgage-backed securities	—	12,172	21,312	57,487	90,971
Total held-to-maturity securities	$—	$37,701	$41,719	$328,619	$408,039
Fair value
Obligations of:
U.S. government sponsored agencies	$—	$18,288	$10,622	$21,998	$50,908
States and political subdivisions	—	4,812	7,638	95,003	107,453
Residential mortgage-backed securities	—	1,152	—	92,733	93,885
Commercial mortgage-backed securities	—	11,954	17,841	44,416	74,211
Total held-to-maturity securities	$—	$36,206	$36,101	$254,150	$326,457
Total weighted-average yield	—%	2.70%	2.58%	1.97%	2.10%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2022	December 31, 2021
FHLB stock	$14,683	$17,308
FRB stock	21,237	13,311
Nonqualified deferred compensation	2,008	2,240
Equity investment securities	332	344
Other investment securities	779	784
Total other investment securities	$39,039	$33,987
During the nine months ended September 30, 2022, Peoples purchased $7.9 million of FRB stock as requested by the FRB as a result of the merger with Premier Financial Bancorp, Inc. ("Premier") on September 17, 2021.
During the three months ended September 30, 2022 and 2021, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized gain of $6,000 and $18,000, respectively. For the nine months ended September 30, 2022 and 2021, Peoples recognized a loss of $12,000 and a gain of $91,000, respectively, for the change in fair value of equity securities in "Other non-interest income".
At September 30, 2022, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying value of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2022	December 31, 2021

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$891,050	$795,496
Held-to-maturity	285,207	160,643
Securing collateral for cash flow hedge swaps:
Available-for-sale	—	18,208
Held-to-maturity	—	9,936
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	4,223	6,504
Held-to-maturity	1,284	549
Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' footprint. Peoples also originates insurance premium finance loans nationwide through its Peoples Premium Finance division, and originates leases nationwide through its North Star Leasing division and its Vantage Financial, LLC ("Vantage") subsidiary. Loans and leases throughout this document are referred to as "total loans" and "loans held for investment".

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Construction	$215,621	$210,232
Commercial real estate, other	1,423,479	1,550,081
Commercial and industrial	877,472	891,392
Premium finance	167,682	136,136
Leases	312,847	122,508
Residential real estate	733,361	771,718
Home equity lines of credit	174,525	163,593
Consumer, indirect	592,309	530,532
Consumer, direct	113,314	104,652
Deposit account overdrafts	597	756
Total loans, at amortized cost	$4,611,207	$4,481,600
On March 7, 2022, Peoples completed the acquisition of Vantage, which included $154.9 million of leases. During the first nine months of 2022, Peoples experienced elevated levels of payoffs and amortization of previously-acquired loans, which partially offset organic loan growth.
Peoples is a Small Business Administration ("SBA") Paycheck Protection Program ("PPP") lender. At September 30, 2022, the PPP loans had an amortized cost of $3.7 million, and were included in the commercial and industrial loan balances. As of September 30, 2022, deferred loan origination fees, net of deferred origination costs, totaled $61,000 for PPP loans. During the third quarter of 2022, Peoples recorded amortization of net deferred loan origination fees of $0.4 million on PPP loans compared to $3.8 million for the third quarter of 2021. The remaining net deferred loan origination fees will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in "Net interest income".
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $13.1 million at September 30, 2022 and $12.0 million at December 31, 2021.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$2	$—	$6	$90
Commercial real estate, other	11,916	1,472	17,067	689
Commercial and industrial	2,385	266	3,572	1,139
Premium finance	—	308	—	865
Leases	2,094	4,654	1,581	—
Residential real estate	8,728	1,499	9,647	805
Home equity lines of credit	921	23	1,039	50
Consumer, indirect	1,627	195	1,574	—
Consumer, direct	158	7	279	85
Total loans, at amortized cost	$27,831	$8,424	$34,765	$3,723
(a) There were $2.0 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2022 and $2.6 million at December 31, 2021.

During the first nine months of 2022, nonaccrual loans declined compared to December 31, 2021, which was primarily due to the payoff of one commercial relationship, coupled with other smaller reductions. The increase in accruing loans 90+ days past due, compared to December 31, 2021, was the result of the additional leases acquired in the Vantage acquisition, the majority of which related to in-process renewals. As of September 30, 2022, the short-term modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment for current borrowers Peoples had made were insignificant. Under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), borrowers are considered current if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As such, these modifications made in accordance with the CARES Act were not included in Peoples' nonaccrual or accruing loans 90+ days past due at September 30, 2022.
The amount of interest income recognized on loans past due 90 days or more during the nine months ended September 30, 2022 was $1.1 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2022
Construction	$334	$25	$—	$359	$215,262	$215,621
Commercial real estate, other	2,710	878	11,668	15,256	1,408,223	1,423,479
Commercial and industrial	1,742	870	2,630	5,242	872,230	877,472
Premium finance	312	287	308	907	166,775	167,682
Leases	786	2,972	6,749	10,507	302,340	312,847
Residential real estate	3,413	1,814	5,723	10,950	722,411	733,361
Home equity lines of credit	1,640	102	513	2,255	172,270	174,525
Consumer, indirect	3,912	744	628	5,284	587,025	592,309
Consumer, direct	395	54	83	532	112,782	113,314
Deposit account overdrafts	—	—	—	—	597	597
Total loans, at amortized cost	$15,244	$7,746	$28,302	$51,292	$4,559,915	$4,611,207
December 31, 2021
Construction	$658	$—	$90	$748	$209,484	$210,232
Commercial real estate, other	2,891	1,600	12,561	17,052	1,533,029	1,550,081
Commercial and industrial	1,132	1,278	3,595	6,005	885,387	891,392
Premium finance	751	266	865	1,882	134,254	136,136
Leases	426	247	1,581	2,254	120,254	122,508
Residential real estate	8,276	2,241	5,188	15,705	756,013	771,718
Home equity lines of credit	1,137	619	625	2,381	161,212	163,593
Consumer, indirect	4,220	895	615	5,730	524,802	530,532
Consumer, direct	457	135	200	792	103,860	104,652
Deposit account overdrafts	—	—	—	—	756	756
Total loans, at amortized cost	$19,948	$7,281	$25,320	$52,549	$4,429,051	$4,481,600
Delinquency trends remained stable, as 98.9% of Peoples' loan portfolio was considered “current” at September 30, 2022, compared to 98.8% at December 31, 2021.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Loans pledged to FHLB	$793,115	$769,863
Loans pledged to FRB	405,652	294,728
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2022:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans		Total Loans
Construction
Pass	$50,403	$109,791	$30,078	$18,033	$427	$3,251	$2,222	$81	$214,205
Special mention	—	—	—	—	—	825	—	—	825
Substandard	—	—	136	—	69	386	—	—	591
Total	50,403	109,791	30,214	18,033	496	4,462	2,222	81	215,621
Commercial real estate, other
Pass	124,239	227,395	230,082	206,722	114,512	395,451	21,768	6,337	1,320,169
Special mention	—	195	1,225	5,514	3,198	36,761	93	—	46,986
Substandard	120	9,059	2,342	1,908	1,025	41,356	341	—	56,151
Doubtful	—	—	—	—	—	173	—	—	173
Total	124,359	236,649	233,649	214,144	118,735	473,741	22,202	6,337	1,423,479
Commercial and industrial
Pass	116,058	173,932	86,010	77,871	44,821	99,146	224,418	2,529	822,256
Special mention	—	28	11,098	985	274	4,987	3,333	25	20,705
Substandard	59	9,453	2,627	2,975	2,920	4,563	11,702	142	34,299
Doubtful	—	—	—	—	—	212	—	—	212
Total	116,117	183,413	99,735	81,831	48,015	108,908	239,453	2,696	877,472
Premium finance
Pass	162,713	4,969	—	—	—	—	—	—	167,682
Total	162,713	4,969	—	—	—	—	—	—	167,682
Leases
Pass	139,715	98,250	40,078	19,569	4,440	1,513		—	303,565
Special mention	1,639	3,776	73	24	78	—			5,590
Substandard	575	1,693	537	424	463	—			3,692
Total	141,929	103,719	40,688	20,017	4,981	1,513	—	—	312,847
Residential real estate
Pass	65,666	140,597	62,306	44,469	29,790	375,024	—	—	717,852
Substandard	—	—	—	—	—	15,355	—	—	15,355
Loss	—	—	—	—	—	154	—	—	154
Total	65,666	140,597	62,306	44,469	29,790	390,533	—	—	733,361
Home equity lines of credit
Pass	29,784	36,483	21,432	15,451	14,072	56,586	340	2,191	174,148
Substandard	—	—	—	—	—	377	—	—	377
Total	29,784	36,483	21,432	15,451	14,072	56,963	340	2,191	174,525
Consumer, indirect
Pass	229,831	165,711	112,435	41,315	27,327	15,690	—	—	592,309
Total	229,831	165,711	112,435	41,315	27,327	15,690	—	—	592,309
Consumer, direct
Pass	45,117	32,606	17,426	7,874	4,738	5,553	—	—	113,314
Total	45,117	32,606	17,426	7,874	4,738	5,553	—	—	113,314
Deposit account overdrafts	597	—	—	—	—	—	—	—	597
Total loans, at amortized cost	$966,516	$1,013,938	$617,885	$443,134	$248,154	$1,057,363	$264,217	$11,305	$4,611,207

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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Construction	$340	$1,291
Commercial real estate, other	9,380	37,220
Commercial and industrial	2,590	8,340
Residential real estate	2,196	2,877
Home equity lines of credit	379	391
Total collateral dependent loans	$14,885	$50,119
The decrease in collateral dependent loans at September 30, 2022, compared to December 31, 2021, was primarily due to three large commercial relationships that were no longer considered collateral dependent at September 30, 2022.

Troubled Debt Restructurings
The following tables summarize the loans that were modified as TDRs during the three and nine months ended September 30:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2022
Commercial and industrial	1	$20	$20	$19
Residential real estate	7	323	361	354
Home equity lines of credit	2	119	119	119
Consumer, indirect	6	79	79	79
Consumer, direct	3	20	20	20
Consumer	9	99	99	99
Total	19	$561	$599	$591

September 30, 2021
Construction	1	$6	$6	$6
Commercial real estate, other	2	14	14	14
Commercial and industrial	3	327	327	327
Leases	2	182	184	178
Residential real estate	46	1,952	1,956	1,955
Home equity lines of credit	5	55	55	55
Consumer, indirect	9	95	95	95
Consumer, direct	3	9	9	9
Consumer	12	104	104	104
Total	71	$2,640	$2,646	$2,639
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2022
Commercial real estate, other	3	$282	$282	$276
Commercial and industrial	6	1,309	1,313	801
Residential real estate	30	1,478	1,562	1,536
Home equity lines of credit	5	251	251	247
Consumer, indirect	19	237	237	237
Consumer, direct	6	63	63	63
Consumer	25	300	300	300
Total	69	$3,620	$3,708	$3,160

September 30, 2021
Construction	2	$350	$350	$350
Commercial real estate, other	3	37	37	37
Commercial and industrial	3	327	327	327
Leases	5	340	348	334
Residential real estate	54	2,367	2,376	2,366
Home equity lines of credit	9	315	315	307
Consumer, indirect	16	200	200	192
Consumer, direct	8	48	48	45
Consumer	24	248	248	237
Total	100	$3,984	$4,001	$3,958
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
Peoples had five loans totaling $202,000 that were modified as TDRs during the past twelve months that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

Peoples had no commitments to lend additional funds to borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2021 Form 10-K, Peoples' estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples' uses a one year reasonable and supportable period across all segments.

Following the reasonable and supportable period, Peoples' reverts the macroeconomic variables to their long run average over a four quarter reversion period.
Changes in the allowance for credit losses for the three months ended September 30, 2022 and September 30, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2022	Initial Allowance for Acquired Purchased Credit Deteriorated Assets (a)	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2022
Construction	$1,531	$—	$—	$(67)	$—	$—	$1,464
Commercial real estate, other	18,708	—	—	(995)	(57)	39	17,695
Commercial and industrial	8,572	—	—	72	(36)	3	8,611
Premium finance	311	—	—	279	(38)	1	553
Leases	7,585	377	—	560	(731)	99	7,890
Residential real estate	6,332	—	—	264	(168)	36	6,464
Home equity lines of credit	1,699	—	—	(50)	(5)	—	1,644
Consumer, indirect	6,234	—	—	1,207	(600)	71	6,912
Consumer, direct	1,321	—	—	343	(81)	9	1,592
Deposit account overdrafts	53	—	—	218	(274)	44	41
Total	$52,346	$377	$—	$1,831	$(1,990)	$302	$52,866
(a)Includes purchase price adjustments related to acquisitions previously completed but within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2021
Construction	$914	$2,127	$638	$(243)	$—	$—	$3,436
Commercial real estate, other	17,233	13,374	5,384	(179)	—	4	35,816
Commercial and industrial	8,686	4,286	1,059	(3)	(654)	4	13,378
Premium finance	998	—	—	146	(7)	—	1,137
Leases	3,715	—	—	1,101	(431)	120	4,505
Residential real estate	4,837	2,394	2,645	(312)	(44)	48	9,568
Home equity lines of credit	1,504	41	674	148	(180)	37	2,224
Consumer, indirect	8,841	—	—	(2,308)	(416)	43	6,160
Consumer, direct	1,161	112	180	(362)	(29)	17	1,079
Deposit account overdrafts	53	—	—	124	(135)	37	79
Total	$47,942	$22,334	$10,580	$(1,888)	$(1,896)	$310	$77,382
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

Changes in the allowance for credit losses for the nine months ended September 30, 2022 and September 30, 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired Purchased Credit Deteriorated Assets (a)	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2022
Construction	$2,999	$—	$—	$(1,535)	$—	$—	$1,464
Commercial real estate, other	29,147	(451)	—	(10,908)	(357)	264	17,695
Commercial and industrial	11,063	(418)	—	(1,124)	(919)	9	8,611
Premium finance	379	—	—	247	(82)	9	553
Leases	4,797	801	—	3,650	(1,697)	339	7,890
Residential real estate	7,233	(509)	—	200	(524)	64	6,464
Home equity lines of credit	2,005	(11)	—	(333)	(46)	29	1,644
Consumer, indirect	5,326	(41)	—	2,821	(1,434)	240	6,912
Consumer, direct	961	—	—	877	(277)	31	1,592
Deposit account overdrafts	57	—	—	772	(938)	150	41
Total	$63,967	$(629)	$—	$(5,333)	$(6,274)	$1,135	$52,866
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2020	Initial Allowance for Acquired Purchased Credit Deteriorated Assets	Provision for Credit Losses for Acquired Non-Purchased Credit Deteriorated Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2021
Construction	$1,887	$2,127	$638	$(1,216)	$—	$—	$3,436
Commercial real estate, other	17,536	13,374	5,384	(325)	(161)	8	35,816
Commercial and industrial	12,763	4,286	1,059	(3,800)	(952)	22	13,378
Premium finance	1,095	—	—	72	(30)	—	1,137
Leases	—	493	3,288	1,450	(956)	230	4,505
Residential real estate	6,044	2,394	2,645	(1,305)	(313)	103	9,568
Home equity lines of credit	1,860	41	674	(196)	(196)	41	2,224
Consumer, indirect	8,030	—	—	(891)	(1,190)	211	6,160
Consumer, direct	1,081	112	180	(252)	(96)	54	1,079
Deposit account overdrafts	63	—	—	208	(327)	135	79
Total	$50,359	$22,827	$13,868	$(6,255)	$(4,221)	$804	$77,382
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.s adopted ASU 2016-13 - Financial Instruments
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments
During the third quarter of 2022, Peoples recorded a provision for credit losses for loans of $1.8 million, driven by a deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans. Leases designated as purchased credit deteriorated ("PCD") acquired from Vantage increased the allowance for credit losses by $377,000. Net charge-offs for the third quarter of 2022 were $1.7 million, and included charge-offs of three leases aggregating $0.6 million.
Peoples had recorded an allowance for unfunded commitments of $2.1 million as of September 30, 2022, a decrease compared to $2.5 million at December 31, 2021. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Goodwill, beginning of year	$264,193	$171,260
Goodwill recorded from acquisitions	28,204	92,933
Goodwill, end of period	$292,397	$264,193
On March 11, 2022, Peoples Insurance Agency, LLC ("Peoples Insurance") entered into an Asset Purchase Agreement with Elite Agency, Inc. ("Elite"), and consummated the acquisition on April 1, 2022. In the second quarter of 2022, Peoples preliminarily recorded $2.3 million of goodwill related to this acquisition. Peoples Bank entered into an Asset Purchase Agreement, dated March 7, 2022 with Vantage, at which point Vantage became a legal subsidiary of Peoples Bank. In the first nine months of 2022, Peoples preliminarily recorded $27.2 million of goodwill related to this acquisition, which was offset partially by adjustments of $1.2 million to the goodwill balance related to the Premier Merger during the measurement period. On April 1, 2021, Peoples recorded $24.7 million of goodwill related to the acquisition of NS Leasing, LLC ("NSL"). On May 4, 2021, Peoples Insurance recorded $46,000 of goodwill from the acquisition of an insurance agency. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples recorded $66.9 million of goodwill. For additional information on these acquisitions, refer to "Note 13 Acquisitions."
Other Intangible Assets
Other intangible assets were comprised of the following at September 30, 2022, and at December 31, 2021:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
September 30, 2022
Gross intangibles	$26,464	$25,173	$51,637
Intangibles recorded from acquisitions (a)	—	14,067	14,067
Accumulated amortization	(20,286)	(13,795)	(34,081)
Total acquisition-related intangibles	$6,178	$25,445	$31,623
Servicing rights			1,917
Indefinite-lived intangibles (b)			2,491
Total other intangibles			$36,031
December 31, 2021
Gross intangibles	$22,233	$12,495	$34,728
Intangibles recorded from acquisitions (c)	4,233	13,014	17,247
Accumulated amortization	(19,048)	(9,603)	(28,651)
Total acquisition-related intangibles	$7,418	$15,906	$23,324
Servicing rights			2,218
Indefinite-lived intangibles (d)			1,274
Total other intangibles			$26,816
(a) Customer relationship intangible assets included $1.2 million of non-compete intangible assets related to the Vantage acquisition and
$0.1 million of non-compete intangible assets related to the Elite acquisition.
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

Other intangible assets preliminarily recorded for the nine months ended September 30, 2022 included $10.8 million of customer relationship intangible assets, and $1.2 million of non-compete intangible assets related to the Vantage acquisition. Peoples also recorded $2.0 million of customer relationship intangible assets and $0.1 million of non-compete intangible assets related to the acquisition of Elite.
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
The following table details estimated aggregate future amortization of other intangible assets at September 30, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
Remaining three months of 2022	$382	$1,617	$1,999
2023	1,257	6,269	7,526
2024	1,058	5,325	6,383
2025	891	4,255	5,146
2026	731	3,114	3,845
Thereafter	1,859	4,865	6,724
Total	$6,178	$25,445	$31,623
The weighted average amortization period of other intangible assets is 9.8 years.
Servicing Rights
The following is an analysis of activity of servicing rights for the periods ended September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Balance, beginning of year	$2,218	$2,486
Amortization	(460)	(775)
Servicing rights originated	153	519
Change in valuation allowance	6	(12)
Balance, end of period	$1,917	$2,218
Peoples accounts for its servicing rights under the amortization method, recognizing a valuation allowance when amortized cost exceeds fair value. As of September 30, 2022, Peoples recorded a reduction to the valuation allowance of $6,000 related to changes in the fair value of servicing rights. During 2021, Peoples had recorded a valuation allowance of $12,000 related to the decrease in the fair value of servicing rights.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the periods ended September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Minimum	Maximum	Minimum	Maximum
Discount rates	11.3%	13.8%	8.3%	10.8%
Prepayment speeds	7.7%	20.0%	8.9%	27.1%
The fair value of servicing rights was $3.5 million and $2.6 million at September 30, 2022 and December 31, 2021, respectively.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Retail CDs:
$100 or more	$269,145	$320,574
Less than $100	275,596	323,185
Retail CDs	544,741	643,759
Interest-bearing deposit accounts	1,162,012	1,167,460
Savings accounts	1,077,383	1,036,738
Money market deposit accounts	624,708	651,169
Governmental deposit accounts	734,734	617,259
Brokered deposit accounts (a)	86,089	104,745
Total interest-bearing deposits	4,229,667	4,221,130
Non-interest-bearing deposits	$1,635,953	1,641,422
Total deposits	$5,865,620	$5,862,552
(a) Brokered deposit accounts include $85.0 million of brokered demand deposits.

Time deposits that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") limit of $250,000 were $116.4 million and $121.3 million at September 30, 2022 and December 31, 2021, respectively.
The contractual maturities of retail CDs, brokered CDs and demand deposits for each of the next five years, including the remainder of 2022, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2022 (a)	$114,371	$85,595	$199,966
Year ending December 31, 2023	258,615	494	259,109
Year ending December 31, 2024	98,555	—	98,555
Year ending December 31, 2025	29,032	—	29,032
Year ending December 31, 2026	23,328	—	23,328
Thereafter	20,840	—	20,840
Total CDs	$544,741	$86,089	$630,830
(a) Brokered deposit accounts include $85.0 million of brokered demand deposits.
At September 30, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were funded by brokered demand and savings deposits. Brokered demand deposits hedged by interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2022:

	Common Shares	Treasury Stock
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Release of restricted common shares	—	39,445
Cancellation of restricted common shares	—	3,647
Grant of restricted common shares	—	(213,065)
Grant of unrestricted common shares	—	(1,500)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	13,167
Disbursed out of treasury stock	—	(3,039)
Common shares repurchased under share repurchase program	—	254,519
Common shares issued under dividend reinvestment plan	31,394	—
Common shares issued under compensation plan for Boards of Directors	—	(13,127)
Common shares issued under employee stock purchase plan	—	(18,832)
Shares at September 30, 2022	29,845,795	1,638,574
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At September 30, 2022, Peoples had repurchased 254,519 common shares totaling $7.2 million under the share repurchase program.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At September 30, 2022, Peoples had no preferred shares issued or outstanding.
On October 24, 2022, Peoples' Board of Directors declared a quarterly cash dividend of $0.38 per common share, payable on November 21, 2022, to shareholders of record on November 7, 2022. The following table details the cash dividends declared per common share during the four quarters of 2022 and the comparable periods of 2021:

	2022	2021
First quarter	$0.36	$0.35
Second quarter	0.38	0.36
Third quarter	0.38	0.36
Fourth quarter	0.38	0.36
Total dividends declared	$1.50	$1.43
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the nine months ended September 30, 2022:

(Dollars in thousands)	Unrealized Loss on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized gain on sale of securities, net of tax	(82)	—	—	(82)
Realized gain due to settlement and curtailment, net of tax	—	107	—	107
Other comprehensive (loss) income, net of reclassifications and tax	(132,025)	249	8,447	(123,329)
Balance, September 30, 2022	$(138,053)	$(1,525)	$4,655	$(134,923)

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
The expected long-term rate of return on plan assets, which was determined as of January 1, 2022, is 7.0%. The following table details the components of the net periodic cost for the noncontributory defined benefit pension plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest cost	$65	$60	$197	$194
Expected return on plan assets	(168)	(143)	(504)	(492)
Amortization of net loss	21	21	61	84
Settlement of benefit obligation	139	143	139	143
Net periodic income (loss)	$57	$81	$(107)	$(71)
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
Peoples recorded settlement charges under the noncontributory defined benefit pension plan of $139,000 during the three and nine months ended September 30, 2022 and $143,000 during the three and nine months ended September 30, 2021.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings (loss) per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2022	2021	2022	2021
Net income (loss) available to common shareholders	$25,978	$(5,758)	$74,443	$19,808
Less: Dividends paid on unvested common shares	(102)	(79)	(252)	(214)
Add: Undistributed (loss) earnings allocated to unvested common shares	(24)	21	(65)	2
Net earnings (loss) allocated to common shareholders	$25,852	$(5,816)	$74,126	$19,596

Weighted-average common shares outstanding	27,865,416	20,640,519	27,929,720	19,751,853
Effect of potentially dilutive common shares	107,839	148,752	79,543	138,819
Total weighted-average diluted common shares outstanding	27,973,255	20,789,271	28,009,263	19,890,672

Earnings (loss) per common share:
Basic	$0.93	$(0.28)	$2.65	$0.99
Diluted	$0.92	$(0.28)	$2.65	$0.99
Anti-dilutive common shares excluded from calculation:
Restricted common shares	1,832	—	—	—
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs and 90-day FHLB Advances, which will continue to be rolled through the life of the swaps. At September 30, 2022, the interest rate swaps were designated as cash flow hedges of $85.0 million in brokered demand deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps were designated as cash flow hedges of 90-day FHLB Advances.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended September 30, 2022, and 2021, Peoples had recorded reclassifications of losses to earnings of $0.2 million and $0.8 million, respectively. For the nine months ended September 30, 2022 and 2021, Peoples recorded reclassifications of losses to earnings of $1.3 million and $2.3 million, respectively. During the next twelve months, Peoples estimates that $1.2 million of AOCI will be reclassified as a reduction to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Notional amount	$125,000	$125,000
Weighted average pay rates	2.26%	2.26%
Weighted average receive rates	4.16%	1.10%
Weighted average maturity	2.8 years	3.6 years
Pre-tax unrealized gains (losses) included in AOCI	$6,068	$(4,879)
The following table presents net gains recorded in AOCI and in the Unaudited Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Amount of net gains recognized in AOCI, pre-tax	$(3,388)	$(858)	$(10,948)	$(4,800)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$125,000	$5,934	$—	$—
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$—	$—	$125,000	$5,020
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and nine months ended September 30, 2022 and as of or for the year ended December 31, 2021.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$414,192	$31,234	$419,733	$12,163
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$414,192	$31,234	$419,733	$12,163
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2022 and December 31, 2021, Peoples had no cash pledged, while counterparties had $22.0 million of cash pledged at September 30, 2022 and none pledged at December 31, 2021. Peoples had no pledged investment securities and $28.1 million in pledged investment securities at September 30, 2022 and December 31, 2021, respectively, while the counterparties had pledged $3.2 million at September 30, 2022 and none at December 31, 2021.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2022, Peoples granted an aggregate of 154,645 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2022:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	88,922	$25.44	247,346	$32.19
Awarded	58,420	30.94	154,645	32.21
Released	(12,424)	32.37	(100,664)	32.20
Forfeited	—	—	(3,647)	32.17
Outstanding at September 30, 2022	134,918	$27.18	297,680	$32.20
For the nine months ended September 30, 2022, the total intrinsic value for restricted common shares released was $3.7 million compared to $2.6 million for the nine months ended September 30, 2021.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Employee stock-based compensation expense:
Stock grant expense	$780	$597	$2,933	$2,381
Employee stock purchase plan expense	2	21	54	55
Total employee stock-based compensation expense	782	618	$2,987	$2,436
Non-employee director stock-based compensation expense	127	60	$378	$310
Total stock-based compensation expense	909	678	$3,365	$2,746
Recognized tax benefit	(195)	(151)	(721)	(612)
Net stock-based compensation expense	$714	$527	$2,644	$2,134
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in the nine months ended September 30, 2022 and 2021. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $4.8 million at September 30, 2022, which will be recognized over a weighted-average period of 2.1 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,465	$3,231	$10,323	$9,603
Fees related to third-party administration services (a)	88	76	252	276
Performance-based commissions (b)	65	60	1,420	2,044
Trust and investment income (a)	3,954	4,158	12,476	12,223
Electronic banking income:
Interchange income (a)	4,150	3,280	12,564	9,930
Promotional and usage income (a)	1,111	1,046	3,369	2,725
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,353	933	3,971	2,597
Transaction-based fees (b)	2,480	1,616	6,846	3,981
Commercial loan swap fees (b)	224	73	662	194
Other non-interest income transaction-based fees (b)	255	207	826	601
Total revenue from contracts with customers	$17,145	$14,680	$52,709	$44,174
Timing of revenue recognition:
Services transferred over time	$14,121	$12,724	$42,955	$37,354
Services transferred at a point in time	3,024	1,956	9,754	6,820
Total revenue from contracts with customers	$17,145	$14,680	$52,709	$44,174
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
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2022:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2022	$743	$4,811
Additional income receivable	159	—
Additional deferred income	—	487
Recognition of income previously deferred	—	(95)
Balance, September 30, 2022	$902	$5,203

Note 13 Acquisitions

Elite Agency, Inc
On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite, pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $3.8 million. Peoples recognized preliminary intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
Vantage Financial, LLC
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage's lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Under the terms of the agreement, Peoples Bank paid cash consideration of $54.0 million, and also repaid $28.9 million in recourse debt on behalf of Vantage, for total consideration of $82.9 million. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide-array of industries.
Peoples recorded acquisition-related expenses during the three and nine months ended September 30, 2022 of $120,000 and $1.6 million related to the Vantage acquisition, respectively. For the nine months ended September 30, 2022, the Vantage acquisition-related expenses included $1.3 million in professional fees.
The following table provides the preliminary purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values, and the amounts are subject to adjustment for up to one year after March 7, 2022. Valuations subject to change include leases, other intangible assets and borrowings.

(Dollars in thousands)	Fair Value
Total purchase price	$82,893
Net assets at fair value
Assets
Cash and due from banks	$1,444
Leases	155,726
Allowance for credit losses (on PCD leases)	(801)
Net Leases	154,925
Bank premises and equipment	116
Other intangible assets	13,207
Other assets	1,506

(Dollars in thousands)	Fair Value
Total assets	$171,198
Liabilities
Borrowings	$106,919
Accrued expenses and other liabilities	8,550
Total liabilities	$115,469
Net assets	$55,729
Goodwill	$27,164
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
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2022, which resulted in changes to certain fair value estimates made as of the date of acquisition. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at September 30, 2022:

(Dollars in thousands)	Change in fair value
Net assets
Leases	$(2,215)
Allowance for credit losses (on PCD leases)	(377)
Net leases	$(2,592)
Change in total assets	$(2,592)
Borrowings	(170)
Change in total liabilities	$(170)
Change in net assets	$(2,422)
Change in goodwill	$2,422
The following table details the fair value adjustment for acquired purchased credit deteriorated leases as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit Premium	Fair Value
Purchased credit deteriorated leases
Leases	$3,412	$(801)	$1,120	$3,731
Fair value	$3,412	$(801)	$1,120	$3,731

Premier Financial Bancorp, Inc.
On September 17, 2021, Peoples completed its merger with Premier. Premier merged into Peoples, and Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operated 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and Washington, D.C., merged into Peoples’ wholly-owned subsidiary, Peoples Bank. As consideration, Premier shareholders were paid 0.58 common shares of Peoples for each full share of Premier that was owned at the acquisition date, resulting in the issuance of 8,589,685 common shares by Peoples, or $261.9 million in total consideration. Peoples accounted for this transaction as a business combination under the acquisition method. Peoples completed the merger in an effort to diversify and expand its franchise, and further enhance its size and scale. Peoples believes the growth potential, and attractive market areas will benefit its future financial performance.
Peoples recorded acquisition-related expenses related to the Premier merger during the three and nine months ended September 30, 2022 of $18,000 and $445,000.
The following table provides the purchase price calculation as of the date of the merger with Premier, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Unpaid Principal Balance	Fair Value
Premier common shares		14,811,200
Number of common shares of Peoples issued for each common share of Premier		0.58
Price per Peoples common share, based at closing date		$30.49
Common share consideration		261,899
Cash paid in lieu of fractional common shares		25
Total consideration		$261,924
Net assets at fair value
Assets
Cash and due from banks		$248,360
Interest-bearing deposits in other banks		1,025
Total cash and cash equivalents		249,385
Available-for-sale investment securities		551,953
Other investment securities		4,159
Total investment securities		556,112
Loans and leases:
Construction	97,262	96,025
Commercial real estate, other	544,950	534,869
Commercial and industrial	132,293	131,979
Residential real estate	332,269	331,544
Home equity lines of credit	46,969	45,910
Consumer	20,961	21,513
Total loans and leases	1,174,704	1,161,840
Allowance for credit losses (on PCD loans)		(15,513)
Net loans and leases		1,146,327
Bank premises and equipment		30,098
Other intangible assets		4,233
OREO		11,081
Other assets		26,982
Total assets		$2,024,218
Liabilities
Deposits:
Non-interest-bearing		$733,157
Interest-bearing		1,018,387
Total deposits		1,751,544
Short-term borrowings		63,807
Long-term borrowings		6,070
Accrued expenses and other liabilities		7,813
Total liabilities		1,829,234
Net assets		194,984
Goodwill		$66,940
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

(Dollars in thousands)
Total purchase price (a)	$118,846
Net assets at fair value
Assets
Cash and due from banks	$216
Net loans and leases	82,833
Bank premises and equipment, net of accumulated depreciation	470
Other intangible assets	14,009
Other assets	1,225
Total assets	$98,753
Liabilities
Accrued expenses and other liabilities	$4,627
Total liabilities	$4,627
Net assets	$94,126
Goodwill	$24,720
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
Peoples recorded acquisition-related expenses related to the NSL acquisition during the first nine months of 2022 of $90,000.

Note 14 Leases

Peoples has elected certain practical expedients, in accordance with ASC 842 - Leases ("ASC 842"). As a lessor, Peoples has made an accounting policy election to exclude from consideration in the contract, and from variable payments not included in the consideration in the contract, all sales and other similar taxes assessed. Peoples has also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
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
The table below details Peoples' lease income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and fees on leases (a)	$9,628	$4,810	$26,271	$9,025
Other non-interest income	1,725	471	2,931	716
Total lease income	$11,353	$5,281	$29,202	$9,741
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2022
Lease payments receivable, at amortized cost	$331,572
Estimated residual values	34,566
Initial direct costs	3,084
Deferred revenue	(56,375)
Net investment in leases	312,847
Allowance for credit losses - leases	(7,890)
Net investment in leases, after allowance for credit losses	$304,957
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2022	$19,853
Year ending December 31, 2023	76,972
Year ending December 31, 2024	77,615
Year ending December 31, 2025	77,524
Year ending December 31, 2026	48,855
Thereafter	30,753
Lease payments receivable, at amortized cost	$331,572
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  At September 30, 2022, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have a ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$630	$358	1,893	1,038
Short-term lease expense	208	72	555	244
Total lease expense	$838	$430	$2,448	$1,282
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021
ROU assets:
Other assets	$7,975	$7,911
Lease liabilities:
Accrued expenses and other liabilities	$8,257	$8,674
Other information:
Weighted-average remaining lease term	9.0 years	9.5 years
Weighted-average discount rate	2.72%	2.36%
During the three months ended September 30, 2022 and 2021, Peoples paid cash of $0.7 million and $345,000, respectively, for operating leases. During the nine months ended September 30, 2022 and 2021, Peoples paid cash of $1.9 million and $1.0 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2022	$834
Year ending December 31, 2023	2,066
Year ending December 31, 2024	1,291
Year ending December 31, 2025	833
Year ending December 31, 2026	674
Thereafter	3,554
Total undiscounted lease payments	$9,252
Imputed interest	$(995)
Total lease liabilities	$8,257
Note 15 Subsequent Events

The Company has evaluated all events occurring after September 30, 2022 through November 3, 2022, the date the interim unaudited financial statements for the period ending September 30, 2022 were available to be issued, to determine whether any event required either recognition or disclosure in the financial statements.
Merger Agreement
On October 25, 2022 Peoples announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") pursuant to which Peoples will acquire, in an all-stock merger, Limestone Bancorp, Inc. ("Limestone"), a bank holding company headquartered in Louisville, Kentucky, and the parent company of Limestone Bank, Inc. (“Limestone Bank”). Under the terms of the Merger Agreement, Limestone will merge with and into Peoples (the “Limestone Merger”), and Limestone Bank will subsequently merge with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at approximately $208.2 million. As of September 30, 2022, Limestone had, on a consolidated basis, $1.5 billion in total assets, which included $1.1 billion in total net loans, as well as $1.2 billion in total deposits.
According to the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, shareholders of Limestone will receive 0.90 common shares of Peoples for each share of Limestone common stock, and the Merger is expected to qualify as a tax-free reorganization for Limestone shareholders.
The Merger is expected to close during the second quarter of 2023, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Peoples and of Limestone.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the nine months ended September 30, 2022 and September 30, 2021. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
These forward-looking statements reflect management's current expectations based on all information available to management and its knowledge of Peoples' business and operations. Additionally, Peoples' financial condition, results of operations, plans, objectives, future performance and business are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties include, but are not limited to:
(1)the ever-changing effects of the global COVID-19 pandemic - the duration, extent and severity of which are impossible to predict, including the possibility of further resurgence in the spread of COVID-19 or variants or mutations thereof - on economies (local, national and international), supply chains and financial markets, on the labor market, including the potential for a sustained reduction in labor force participation, and on Peoples' customers (including potential changes to their bank preferences and behaviors), counterparties, employees and third-party service providers, as well as the effects of various responses of governmental and nongovernmental authorities to the COVID-19 pandemic, which could adversely impact sales volumes, add volatility to the global stock markets, and increase loan delinquencies and defaults;
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
(4)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the completion and successful integration of planned acquisitions, including the recently-completed Premier Merger, the recently-completed acquisition of Vantage and the pending Limestone Merger, and the expansion of commercial and consumer lending activities, in light of the potential impact of the COVID-19 pandemic on customers' operations and financial condition;
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
(10)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties' performance and creditworthiness generally, which may be less favorable than expected in light of the COVID-19 pandemic and recent inflationary pressures and adversely impact the amount of interest income generated;

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
(16)adverse changes in the conditions and trends in the financial markets, including the impacts of the COVID-19 pandemic and recent inflationary pressures, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
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
(28)the potential further deterioration of the U.S. economy due to financial, political or other shocks;
(29)the potential influence on the U.S. financial markets and economy from the effects of climate change;
(30)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(31)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(32)Peoples' ability to integrate the NSL and Vantage acquisitions, the Premier Merger, and the pending Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(33)the risk that expected revenue synergies and cost savings from the Premier Merger or the pending Limestone Merger, may not be fully realized or realized within the expected time frame;
(34)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(35)the effect of a fall in stock market prices on the asset and wealth management business;
(36)Peoples' continued ability to grow deposits; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2021 Form 10-K, under the heading "ITEM 1A. RISK FACTORS" in Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, and under the head "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q. Peoples encourages readers of this Form

10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.

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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries.  Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking.  Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices.   Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of September 30, 2022, Peoples had 130 locations, including 113 full-service bank branches in Ohio, West Virginia, Kentucky, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP.  The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could materially differ from those estimates.  Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at September 30, 2022, which have been disclosed in Peoples' 2021 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2021 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On October 25, 2022, Peoples announced the signing of a definitive agreement and plan of merger pursuant to which Peoples will acquire, in an all-stock merger, Limestone, a bank holding company headquartered in Louisville, Kentucky, and the parent company of Limestone Bank. Under the terms of the agreement and plan of merger, Limestone will merge with and into Peoples, and Limestone Bank will subsequently merge with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at approximately $208.2 million.
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite, pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $3.8 million. Peoples recognized preliminary intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
◦On March 7, 2022, Peoples completed its acquisition of Vantage pursuant to an Equity Purchase Agreement, dated February 16, 2022, in which Peoples Bank purchased 100% of the equity of Vantage. Peoples Bank acquired assets comprising Vantage's lease business, including $154.9 million in leases and certain third-party debt in the amount of $107.1 million. Peoples paid total consideration of $82.9 million. Based in Excelsior, Minnesota, Vantage offers mid-ticket equipment leases primarily for business essential information technology equipment across a wide array of industries. Peoples recorded preliminary goodwill in the amount of $27.2 million and preliminary other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦On September 17, 2021, Peoples completed its merger with Premier, in which Peoples acquired, in an all-stock merger, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and subject to the conditions of the definitive Agreement and Plan of Merger dated March 26, 2021 ("Merger Agreement"), Premier merged with and into Peoples (the “Premier Merger”), and Premier Bank and Citizens subsequently merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.2 billion in loans and $1.8 billion in deposits and recorded goodwill of $66.9 million and other intangible assets of $4.2 million in connection with the Premier Merger as of September 17, 2021.
◦On May 4, 2021, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc., pursuant to an Asset Purchase Agreement between Peoples Insurance and Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, with $162,500 paid at closing and the second installment in the amount of $162,500 paid on the first anniversary of the closing date. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000 related to this transaction.
◦On March 31, 2021, Peoples completed its acquisition of NSL pursuant to an Asset Purchase Agreement, dated March 24, 2021 in which Peoples Bank acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank, on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.6 million, plus an earn-out payment to NSL of up to $3.0 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangibles of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦Peoples began originating loans during the second quarter of 2020, and continued to originate loans during the first five months of 2021 under the loan guarantee program created under the CARES Act, called the Paycheck Protection Program ("PPP"). These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the Small Business Administration ("SBA"). As of September 30, 2022, Peoples had $3.7 million aggregate principal amount in PPP loans outstanding (including $1.7 million acquired in the Premier Merger), which were included in commercial and industrial loan balances, compared to $15.2 million (including $5.6 million acquired in the Premier Merger) at June 30, 2022. Peoples recognized interest income of $0.4 million for deferred loan fees/costs and $22,000 of interest income on PPP loans during the third quarter of 2022, compared to $0.6 million and $79,000, respectively, for the second quarter of 2022, and $3.1 million and $0.4 million, respectively, for the third quarter of 2021. During the first nine months of 2022, Peoples recognized interest income of $2.1 million for deferred loan fee/cost accretion and $0.3 million of interest income on PPP loans, compared to $11.2 million for deferred loan/ fee costs accretion and $2.0 million of interest income during the first nine months of 2021.
◦During the third quarter of 2022, Peoples recorded a provision for credit losses of $1.8 million, compared to a recovery of credit losses of $0.8 million in the linked quarter and a provision for credit losses of $9.0 million in the third quarter of 2021. For the first nine months of 2022, Peoples recorded a recovery of credit losses of $5.8 million compared to a provision for credit losses of $7.3 million for 2021. The release of credit losses for the first three quarters of 2022 was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for (Recovery of) Credit Losses" found later in this discussion.
◦During the third quarter of 2022, Peoples incurred $0.3 million of acquisition-related expenses, compared to $0.6 million in the second quarter of 2022 and $16.2 million in the third quarter of 2021. For the first nine months of 2022, Peoples incurred $2.3 million of acquisition-related expenses compared to $20.5 million for 2021. The acquisition-related expenses in 2022 were primarily related to the Vantage acquisition, while the 2021 expenses were primarily related to the NSL acquisition and the Premier Merger.
◦In an effort to stimulate an economy that was being adversely impacted by the impacts of the COVID-19 pandemic, the Federal Reserve Board lowered the benchmark Federal Funds Target Rate in two separate actions in the first quarter of 2020 to a range of 0% - 0.25% as of March 31, 2020 and maintained this rate until March 16, 2022. The Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, to 2.25% to 2.50% on July 27, 2022, to 3.00% to 3.25% on September 21, 2022, and has stated it anticipates continuing to raise rates throughout 2022.

The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $26.0 million for the third quarter of 2022, representing earnings per diluted common share of $0.92. In comparison, Peoples recognized earnings per diluted common share of $0.88 for the second quarter of 2022, and a loss per diluted common share of $0.28 for the third quarter of 2021. Peoples recorded net income of $74.4 million, or $2.65 per diluted common share for the nine months ended September 30, 2022, compared to $19.8 million, or $0.99 per diluted common share, for the nine months ended September 30, 2021. Non-core items, and the related tax effect of each, in net income primarily included acquisition-related and COVID-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.01 for the third quarter of 2022, $0.02 for the second quarter of 2022, and $0.71 for the third quarter of 2021. Non-core items negatively impacted earnings per diluted share by $0.07 and $0.98 for the nine months ended September 30, 2022 and 2021, respectively.
Net interest income was $67.1 million for the third quarter of 2022, an increase of $5.6 million, or 9%, compared to the linked quarter. Net interest margin was 4.17% for the third quarter of 2022, compared to 3.84% for the linked quarter. The increase in net interest income and net interest margin reflects the recent increases in market interest rates, which expanded loan yields and investment yields by 33 basis points and 18 basis points, respectively, when compared to the linked quarter. Net interest income for the third quarter of 2022 increased $24.5 million, or 57%, compared to the third quarter of 2021. Net interest margin increased 67 basis points compared to 3.50% for the third quarter of 2021. For the first nine months of 2022, net interest income increased $65.0 million, or 55%, compared to the first nine months of 2021, while net interest margin increased 40 basis points to 3.81%. The increases in net interest income compared to the third quarter and the first nine months of 2021 were driven by the (i) the Premier Merger and Vantage acquisition, (ii) organic growth and (iii) increases in market interest rates.
Accretion income, net of amortization expense, from acquisitions was $2.8 million for the third quarter of 2022, $3.9 million for the second quarter of 2022 and $1.0 million for the third quarter of 2021, which added 16 basis points, 25 basis points and 8 basis points, respectively, to net interest margin. The decrease in accretion income when compared to the linked quarter was driven by less loan accretion due to lower payoffs and less accretion from the Premier Merger. The increase in accretion income for the current quarter compared to the third quarter of 2021 was a result of the acquisition of Vantage and a full quarter of accretion from the Premier Merger. Accretion income, net of amortization expense, from acquisitions was $9.4 million for the nine months ended September 30, 2022, compared to $2.2 million for the nine months ended September 30, 2021, which added 20 and 6 basis points, respectively, to net interest margin. The increase in accretion income for the first nine months of 2022 compared to 2021 was a result of the Premier Merger and the acquisitions of NSL and Vantage.
The provision for credit losses was $1.8 million for the third quarter of 2022, compared to a recovery of credit losses of $0.8 million for the linked quarter and a provision for credit losses of $9.0 million for the third quarter of 2021. The provision for credit losses in the third quarter of 2022 was largely attributable to a deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans. Net charge-offs for the third quarter of 2022 were $1.7 million, or 0.15% of average total loans annualized, compared to net charge-offs of $1.5 million, or 0.14% of average total loans annualized, for the linked quarter and net charge-offs of $1.6 million, or 0.18% of average total loans annualized, for the third quarter of 2021. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The recovery of credit losses during the first nine months of 2022 was $5.8 million, compared to a provision for credit losses of $7.3 million for the first nine months of 2021. Net charge-offs for the first nine months of 2022 were $5.1 million, or 0.15% of average total loans annualized, compared to net charge-offs of $3.4 million, or 0.13% annualized, for the first nine months of 2021. The recovery of credit losses during the first nine months of 2022 was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. The provision for credit losses during the first nine months of 2021 was due to recording a provision for credit losses for the Premier Merger of $11.0 million in order to establish an allowance for credit losses for non-purchase credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million in the third quarter of 2021. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchase credit deteriorated loans acquired from Premier.
Total non-interest income, excluding net gains and losses, for the third quarter of 2022 increased $0.8 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by an increase in other non-interest income due to a $1.3 million increase in lease income. Also impacting the third quarter increase was an increase of $0.3 million in deposit account service charges primarily due to customer activity. Partially offsetting these increases in non-interest income, excluding net gains and losses, were declines of $0.3 million, $0.2 million, and $103,000 in trust and investment income, electronic banking income, and bank owned life insurance income, respectively. The decrease in trust and investment income was primarily due to lower market values of trust and investment assets managed. The decrease in electronic banking income was due to less customer activity than in the linked quarter. The lower bank owned life insurance income was primarily driven by $0.2 million recognized on a one-time death benefit during the linked quarter. Compared to the third quarter of 2021, non-interest income, excluding net gains and losses, increased $3.6 million. Lease income, deposit account service charges, and electronic banking income increased $1.7 million, $1.3 million, and $0.9 million, respectively. The increases in deposit account service charges and electronic banking income were primarily attributable to the acquired Premier accounts as well as increased customer activity in recent periods.

For the first nine months of 2022, total non-interest income, excluding gains and losses, increased $9.8 million, or 19%, compared to the first nine months of 2021. The increase was driven by growth of $4.2 million, or 64%, in service charges on deposit accounts, and $3.3 million, or 26%, in electronic banking income, primarily attributable to customers added in the Premier Merger. Also contributing to the growth was a $2.9 million increase in lease income. Partially offsetting the 2022 increase when compared to the same 2021 period was a $1.6 million decline in mortgage banking income due to the increased market interest rate environment in the first nine months of 2022 and a lower volume of new loan originations.
Total non-interest expense increased $2.4 million, or 5%, for the three months ended September 30, 2022, compared to the linked quarter. The increase in total non-interest expense for the third quarter of 2022 was attributable to increases in (i) salaries and employee benefit costs, (ii) professional fees, (iii) marketing expense and (iv) data processing and software expense. Partially offsetting the increase in non-interest expenses was a decrease in electronic banking expense. The increases in non-interest expenses were primarily driven by growth as well as sales incentives and minimum wage increases at Premier in regards to salaries and employee benefit costs. Total non-interest expense in the third and second quarters of 2022 also contained non-core expenses, including acquisition-related expenses of $0.3 million and $0.6 million, respectively. Compared to the third quarter of 2021, total non-interest expense decreased $5.6 million, or 10%, primarily due to decreases in acquisition-related expenses and professional fees, due to the Premier Merger, which totaled $16.2 million for the third quarter of 2021. Partially offsetting these decreases in non-interest expense were increases in (i) salaries and employee benefit costs, (ii) net occupancy and equipment expense, (iii) data processing and software expense, (iv) amortization of other intangible assets, and (v) electronic banking expense. The increases were due to the recent growth, including through mergers and acquisitions.
For the nine months ended September 30, 2022, total non-interest expense increased $18.0 million, or 13%, compared to the first nine months of 2021. The variance was driven by increases of (i) $15.7 million in salaries and employee benefit costs, (ii) $4.5 million in net occupancy and equipment expense, (iii) $2.5 million in intangible asset amortization, (iv) $2.1 million in electronic banking expense, (v) $1.8 million in data processing and software expenses, and (vi) $1.3 million in FDIC insurance premiums. These increases were primarily due to growth over the last year, driven by mergers and acquisitions. Partially offsetting the increase in non-interest expense was a decrease in acquisition-related expenses.
The efficiency ratio for the third quarter of 2022 was 57.2%, compared to 58.8% for the linked quarter, and 94.7% for the third quarter of 2021. The change in the efficiency ratio compared to the linked quarter was primarily due to the increases in market interest rates coupled with decreases in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 56.6% for the third quarter of 2022, compared to 58.0% for the linked quarter and 63.9% for the third quarter of 2021. The change in the efficiency ratio, adjusted for non-core items, was primarily due to the increases in interest rates coupled with decreases in acquisition-related expenses.
The efficiency ratio the nine months ended September 30, 2022 was 60.7%, compared to 78.4% for the nine months ended September 30, 2021. The efficiency ratio, adjusted for non-core items, was 59.6% for the first nine months of 2022, compared to 64.3% for the same period of 2021. The changes in the efficiency ratios were primarily due to the increases in interest income due to higher market interest rates as well as decreases in acquisition-related expenses. Peoples continues to focus on controlling expenses, while recognizing some necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $7.4 million with an effective tax rate of 22.2% for the third quarter of 2022, compared to income tax expense of $6.8 million with an effective tax rate of 21.6% for the linked quarter and income tax benefit of $2.2 million with an effective tax rate of 27.4% for the third quarter of 2021. The increase in income tax expense for the third quarter of 2022, compared to the linked quarter, was due to higher pre-tax income. The increase in income tax expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven by net income in the third quarter of 2022 versus a net loss in the same period of 2021.
Peoples recorded income tax expense of $20.2 million with an effective tax rate of 21.4% in the first nine months of 2022 and $4.0 million with an effective tax rate of 16.8% in the first nine months of 2021. The increase was driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions.
At September 30, 2022, total assets were $7.01 billion, compared to $7.28 billion at June 30, 2022 and $7.06 billion at December 31, 2021 and at September 30, 2021. The 4% decline in total assets compared to June 30, 2022 was primarily due to decreases in interest-bearing deposits at other banks and available-for-sale investment securities, partially offset by an increase in other assets due to increases in the deferred tax asset and derivative assets and loan and lease balances. The increase in the loan and lease balances when compared to June 30, 2022 was primarily driven by increases of (i) $29.2 million in consumer indirect loans, (ii) $19.0 million in commercial and industrial loans, (iii) $15.4 million in premium finance loans and (iv) $13.0 million in construction loans, partially offset by a reduction in other commercial real estate loans of $36.5 million. The 1% decline in total assets compared to December 31, 2021 was largely attributable to decreases in interest-bearing deposits at other banks and available-for-sale investment securities, partially offset by an increase in leases due primarily to the acquired Vantage leases.
Total liabilities were $6.25 billion at September 30, 2022, down from $6.49 billion at June 30, 2022 and up from $6.22 billion at December 31, 2021 and $6.23 billion at September 30, 2021. The decrease in total liabilities compared to June 30, 2022 was attributable to decreases in short-term borrowings and total deposits. The decline in total deposits when compared to June 30, 2022 was primarily driven by reductions of (i) $39.5 million in retail certificates of deposits, (ii) $20.5 million in money market deposit accounts, and (iii) $16.5 million in non-interest bearing checking accounts. The increase in total liabilities compared to December 31, 2021 was primarily due to increases in accrued expenses and other liabilities, partially offset by decreases in deposits. Total deposits are declining due to customers returning to pre-COVID-19 pandemic balances. In the 2021 periods presented, deposits were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic.
Total stockholders' equity at September 30, 2022 decreased by $26.3 million compared to June 30, 2022, which reflected an other comprehensive loss of $41.6 million, dividends paid of $10.8 million, and share repurchases of $1.2 million, partially offset by net income for the quarter of $26.0 million. Total stockholders' equity at September 30, 2022 decreased by $84.5 million compared to December 31, 2021, which was due to (i) an other comprehensive loss of $123.3 million, (ii) dividends paid of $31.7 million and (iii) share repurchases of $7.1 million, partially offset by net income of $74.4 million for the first nine months of 2022. The other comprehensive loss in all periods of 2022 was the result of changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended corporate income tax rate of 21.4% for September 30, 2022, a 23.3% blended corporate income tax rate for June 30, 2022, and 22.3% blended corporate income tax rate for September 30, 2021.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Net interest income	$67,051	$61,468	$42,578	$182,829	$117,816
Taxable equivalent adjustment	387	414	351	1,116	970
Fully tax-equivalent net interest income	$67,438	$61,882	$42,929	$183,945	$118,786

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$159,522	$847	2.11%	$182,456	$299	0.66%	$199,007	$82	0.16%
Investment securities (a)(b):
Taxable	1,483,984	7,604	2.05%	1,515,647	7,014	1.85%	979,278	3,799	1.55%
Nontaxable	201,150	1,405	2.79%	193,112	1,344	2.78%	173,459	1,136	2.62%
Total investment securities	1,685,134	9,009	2.13%	1,708,759	8,358	1.96%	1,152,737	4,935	1.71%
Loans (b)(c):
Construction	222,966	2,765	4.85%	209,822	2,216	4.18%	125,178	1,196	3.74%
Commercial real estate, other	1,300,173	16,593	4.99%	1,353,201	15,599	4.56%	993,259	9,507	3.75%
Commercial and industrial	865,436	11,140	5.04%	864,023	8,715	3.99%	789,555	8,933	4.43%
Premium finance	162,057	1,949	4.71%	143,898	1,778	4.89%	122,828	1,542	4.91%
Leases	307,459	9,628	12.25%	288,360	10,541	14.46%	97,068	4,810	19.39%
Residential real estate (d)	869,444	9,439	4.34%	888,809	9,326	4.20%	652,184	6,648	4.08%
Home equity lines of credit	173,032	2,217	5.08%	167,935	1,748	4.17%	126,888	1,271	3.97%
Consumer, indirect	576,826	5,907	4.06%	541,135	5,243	3.89%	541,329	5,509	4.04%
Consumer, direct	113,609	1,764	6.16%	111,541	1,647	5.92%	86,935	1,385	6.32%
Total loans	4,591,002	61,402	5.26%	4,568,724	56,813	4.94%	3,535,224	40,801	4.55%
Allowance for credit losses	(52,719)			(54,148)			(51,610)
Net loans	4,538,283	61,402	5.33%	4,514,576	56,813	5.00%	3,483,614	40,801	4.61%
Total earning assets	6,382,939	71,258	4.40%	6,405,791	65,470	4.06%	4,835,358	45,818	3.74%
Goodwill and other intangible assets	329,482			329,243			232,361
Other assets	411,687			386,629			407,428
Total assets	$7,124,108			$7,121,663			$5,475,147
Interest-bearing deposits:
Savings accounts	$1,079,580	$139	0.05%	$1,076,028	$45	0.02%	$737,771	$23	0.01%
Governmental deposit accounts	741,836	543	0.29%	704,632	471	0.27%	542,855	458	0.33%
Interest-bearing demand accounts	1,158,970	190	0.07%	1,177,751	115	0.04%	795,565	74	0.04%
Money market accounts	623,144	292	0.19%	641,066	104	0.07%	533,497	67	0.05%
Retail certificates of deposit	560,532	644	0.46%	602,225	747	0.50%	457,073	951	0.83%
Brokered deposits (e)	86,524	508	2.33%	87,006	532	2.45%	155,779	826	2.10%
Total interest-bearing deposits	4,250,586	2,316	0.22%	4,288,708	2,014	0.19%	3,222,540	2,399	0.30%
Borrowed funds:
Short-term FHLB advances (e)	41,696	266	2.53%	53,846	237	1.77%	17,174	78	1.80%
Repurchase agreements and other	161,069	127	0.32%	96,589	24	0.10%	63,226	13	0.08%
Total short-term borrowings	202,765	393	0.77%	150,435	261	0.70%	80,400	91	0.45%
Long-term FHLB advances	34,727	212	2.42%	58,498	257	1.76%	86,561	316	1.45%
Other borrowings	77,155	899	4.56%	94,097	1,056	4.44%	8,470	83	3.92%
Total long-term borrowings	111,882	1,111	3.97%	152,595	1,313	3.44%	95,031	399	1.67%
Total borrowed funds	314,647	1,504	1.91%	303,030	1,574	2.08%	175,431	490	1.11%
Total interest-bearing liabilities	4,565,233	3,820	0.33%	4,591,738	3,588	0.31%	3,397,971	2,889	0.34%
Non-interest-bearing deposits	1,655,888			1,648,067			1,358,652
Other liabilities	105,128			90,457			90,741
Total liabilities	6,326,249			6,330,262			4,847,364
Total stockholders’ equity	797,859			791,401			627,783
Total liabilities and stockholders’ equity	$7,124,108			$7,121,663			$5,475,147
Interest rate spread (b)		$67,438	4.07%		$61,882	3.75%		$42,929	3.40%
Net interest margin (b)			4.17%			3.84%			3.50%

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$224,060	$1,306	0.78%	$175,755	$175	0.13%
Investment securities (a)(b):
Taxable	1,488,609	20,712	1.86%	899,531	9,636	1.43%
Nontaxable	199,515	3,991	2.67%	149,636	3,035	2.70%
Total investment securities	1,688,124	24,703	1.95%	1,049,167	12,671	1.61%
Loans (b)(c):
Construction	219,478	7,136	4.29%	108,859	3,169	3.84%
Commercial real estate, other	1,338,375	46,974	4.63%	930,150	26,938	3.82%
Commercial and industrial	872,601	27,878	4.21%	872,421	28,773	4.35%
Premium finance	146,345	4,891	4.41%	112,925	4,137	4.83%
Leases	253,231	26,271	13.68%	61,551	9,025	19.34%
Residential real estate (d)	890,499	28,531	4.27%	624,993	19,749	4.21%
Home equity lines of credit	168,137	5,577	4.43%	122,720	3,638	3.96%
Consumer, indirect	547,438	16,195	3.96%	526,900	16,025	4.07%
Consumer, direct	110,509	5,006	6.06%	82,151	3,896	6.34%
Total loans	4,546,613	168,459	4.91%	3,442,670	115,350	4.44%
Allowance for credit losses	(56,237)			(49,483)
Net loans	4,490,376	168,459	4.97%	3,393,187	115,350	4.50%
Total earning assets	6,402,560	194,468	4.03%	4,618,109	128,196	3.68%
Goodwill and other intangible assets	321,043			213,232
Other assets	380,376			360,842
Total assets	$7,103,979			$5,192,183
Interest-bearing deposits:
Savings accounts	$1,068,912	$218	0.03%	$688,782	$79	0.02%
Governmental deposit accounts	705,891	1,462	0.28%	490,170	1,602	0.44%
Interest-bearing demand accounts	1,169,284	397	0.05%	743,562	205	0.04%
Money market accounts	638,061	492	0.10%	554,194	294	0.07%
Retail certificates of deposit	596,335	2,262	0.51%	440,454	3,054	0.93%
Brokered deposits (e)	88,336	1,552	2.35%	166,000	2,559	2.06%
Total interest-bearing deposits	4,266,819	6,383	0.20%	3,083,162	7,793	0.34%
Borrowed funds:
Short-term FHLB advances (e)	50,132	816	2.18%	18,773	246	1.75%
Repurchase agreements and other	119,228	176	0.20%	55,100	37	0.09%
Total short-term borrowings	169,360	992	0.78%	73,873	283	0.51%
Long-term FHLB advances	59,440	775	1.74%	96,765	1,099	1.52%
Repurchase agreement and other borrowings	71,689	2,373	4.37%	7,926	235	3.95%
Total long-term borrowings	131,129	3,148	3.20%	104,691	1,334	1.70%
Total borrowed funds	300,489	4,140	1.83%	178,564	1,617	1.21%
Total interest-bearing liabilities	4,567,308	10,523	0.31%	3,261,726	9,410	0.39%
Non-interest-bearing deposits	1,637,053			1,248,330
Other liabilities	91,749			86,209
Total liabilities	6,296,110			4,596,265
Total stockholders’ equity	807,869			595,918
Total liabilities and stockholders’ equity	$7,103,979			$5,192,183
Interest rate spread (b)		$183,945	3.72%		$118,786	3.29%
Net interest margin (b)			3.81%			3.41%
(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21.4% blended corporate income tax rate for September 30, 2022, a 23.3% blended corporate income tax rate for June 30, 2022, and a 22.3% blended corporate income tax rate for September 30, 2021.
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
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, which included: Vantage on March 7, 2022, which added to average lease and borrowed funds balances, and Premier on September 17, 2021, which added to average short-term investments, average total investment securities, average total loans and average total deposits. Peoples has began to reduce cash balances after previously maintaining high cash balances in recent prior periods due to an influx of deposits, coupled with PPP proceeds.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2022 Compared to						Nine Months Ended September 30, 2022 Compared to
(Dollars in thousands)	June 30, 2022			September 30, 2021			September 30, 2021
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$871	$(323)	$548	$873	$(108)	$765	$1,058	$73	$1,131
Investment Securities (b):
Taxable	1,473	(883)	590	1,454	2,351	3,805	3,592	7,484	11,076
Nontaxable	12	49	61	79	190	269	(14)	970	956
Total investment income	1,485	(834)	651	1,533	2,541	4,074	3,578	8,454	12,032
Loans (b):
Construction	396	153	549	433	1,136	1,569	409	3,558	3,967
Commercial real estate, other	4,128	(3,134)	994	3,679	3,407	7,086	6,524	13,512	20,036
Commercial and industrial	2,413	12	2,425	1,300	907	2,207	(904)	9	(895)
Premium finance	(366)	537	171	(396)	803	407	(566)	1,320	754
Leases	(4,488)	3,575	(913)	(11,144)	15,962	4,818	(4,884)	22,130	17,246
Residential real estate	1,068	(955)	113	456	2,335	2,791	279	8,503	8,782
Home equity lines of credit	412	57	469	411	535	946	471	1,468	1,939
Consumer, indirect	271	393	664	36	362	398	(618)	788	170
Consumer, direct	80	37	117	(229)	608	379	(315)	1,425	1,110
Total loan income	3,914	675	4,589	(5,454)	26,055	20,601	396	52,713	53,109
Total interest income	$6,270	$(482)	$5,788	$(3,048)	$28,488	$25,440	$5,032	$61,240	$66,272
INTEREST EXPENSE:
Deposits:
Savings accounts	$94	$—	$94	$101	$15	$116	$81	$58	$139
Governmental deposit accounts	44	28	72	(331)	416	85	(920)	780	(140)
Interest-bearing demand accounts	86	(11)	75	73	43	116	55	137	192
Money market accounts	209	(21)	188	212	13	225	149	49	198
Retail certificates of deposit	(56)	(47)	(103)	(1,339)	1,032	(307)	(2,067)	1,275	(792)
Brokered deposits	(22)	(2)	(24)	505	(823)	(318)	505	(1,512)	(1,007)
Total deposit cost	355	(53)	302	(779)	696	(83)	(2,197)	787	(1,410)
Borrowed funds:
Short-term borrowings	380	(248)	132	111	191	302	143	566	709
Long-term borrowings	495	(697)	(202)	756	(44)	712	254	1,560	1,814
Total borrowed funds cost	875	(945)	(70)	867	147	1,014	397	2,126	2,523
Total interest expense	1,230	(998)	232	88	843	931	(1,800)	2,913	1,113
Fully tax-equivalent net interest income	$5,040	$516	$5,556	$(3,136)	$27,645	$24,509	$6,832	$58,327	$65,159
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a 21.4% blended corporate income tax rate for September 30, 2022, a 23.3% blended corporate income tax rate for June 30, 2022, and a 22.3% blended corporate income tax rate for September 30, 2021.
Compared to the linked quarter, net interest income increased 9% and net interest margin expanded by 33 basis points. Both increases were primarily driven by 32 basis points of improvement in loan yields and 17 basis points of improvement in investment yields due to the recent increases in market interest rates. Both deposit costs and borrowing costs remained stable.

Net interest income grew 57% over the prior year quarter and net interest margin increased 67 basis points. The recent acquisitions have positively impacted net interest income, coupled with organic growth and an increase in market interest rates. Compared to the prior year quarter, loan yields grew 71 basis points due to the rising interest rate environment and both acquisitive and organic growth, while borrowing costs increased 80 basis points as a result of the non-recourse debt assumed in the acquisition of Vantage.
For the first nine months of 2022, net interest income and net interest margin grew 55% and 40 basis points, respectively, compared to 2021. During that same time, loan yields increased 47 basis points, which was partially offset by higher borrowing costs. Net interest income has been positively impacted by (i) the Premier Merger and Vantage acquisition, (ii) core growth and (iii) increases in market interest rates.
Peoples recognized interest income on deferred loan fees/costs associated with PPP loans of $0.4 million, $0.6 million and $3.1 million during the third and second quarters of 2022 and the third quarter of 2021, respectively, along with $22,000, $79,000 and $0.4 million of interest earned on PPP loans, during the respective periods. For the first nine months of 2022, interest income recognized on deferred loan fees/costs related to PPP loans was $2.2 million, and interest earned was $0.3 million, compared to $11.2 million and $2.0 million, respectively, for the nine months of 2021. The interest income recognized on PPP loans added 1 basis point, 2 basis points and 18 basis points to net interest margin for the third and second quarters of 2022 and the third quarter of 2021, respectively, while adding 3 basis points and 20 basis points to net interest margin for the first nine months of 2022 and 2021, respectively.
Accretion income, net of amortization expense, from acquisitions was $2.8 million for the third quarter of 2022, $3.9 million for the linked quarter and $1.0 million for the third quarter of 2021, which added 16 basis points, 25 basis points and 8 basis points, respectively, to net interest margin. The decrease in accretion income when compared to the linked quarter was driven by less loan accretion due to lower payoffs and less accretion from the Premier Merger. The increase in accretion income for the current quarter compared to the third quarter of 2021 was a result of the acquisition of Vantage and a full quarter of accretion from the Premier Merger. For the first nine months of 2022, accretion income totaled $9.4 million and added 20 basis points to net interest margin compared to $2.2 million and 6 basis points for the first nine months of 2021, with the increase from the prior year due to the acquired loans and leases from the Premier Merger and Vantage acquisition.
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
Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Provision for (recovery of) other credit losses	$1,558	$(1,135)	$8,870	$(6,583)	$7,125
Provision for checking account overdraft credit losses	218	355	124	772	208
Provision for (recovery of) credit losses	$1,776	$(780)	$8,994	$(5,811)	$7,333
As a percentage of average total loans (a)	0.15%	(0.07)%	1.01%	(0.17)%	0.28%
(a) Presented on an annualized basis.
The provision for (recovery of) credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. For the third quarter of 2022, the provision for credit losses was primarily attributable to a deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans.
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
For the first nine months of 2022, the recovery of credit losses was primarily due to the impact of economic assumptions used in the CECL model. For the first nine months of 2021, the provision of credit losses was due to the day-one allowance for credit losses for the Premier Merger described above.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gain includes net losses and net gains on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and net gains for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Net gain (loss) on investment securities	$21	$(44)	$(166)	$107	$(704)
Net loss on asset disposals and other transactions:
Net gain (loss) on other assets	$94	$(119)	$(270)	$(47)	$(429)
Net loss on OREO	(105)	(33)	(32)	(138)	(24)
Net loss on other transactions	(24)	—	(6)	(129)	(6)
Net loss on asset disposals and other transactions	$(35)	$(152)	$(308)	$(314)	$(459)
The net loss on asset disposals and other transactions decreased in the third quarter relative to the linked and prior year quarters. The net loss for the linked quarter was attributable to a $119,000 loss recorded on repossessed assets coupled with a $44,000 loss on the sale of investment securities in order to reinvest into higher-yielding investment securities.
The net loss for the third quarter of 2021 was driven primarily by net losses on the disposal of fixed assets acquired in the Premier Merger and the sale of investment securities during the third quarter of 2021. During the third quarter of 2021, Peoples sold a portion of its available-for-sale investment securities and reinvested the proceeds into higher-yielding investment securities.
For the first nine months of 2021, a net loss on investment securities was recorded due to the sale of investment securities in order to reinvest proceeds into higher-yielding investment securities. During the second quarter of 2021, net loss on other assets was due to a market value write-down of $208,000 related to a closed office that was held for sale. The first nine months of 2021 included a net loss on other assets related to the write-down of a closed office in the second quarter of 2021 and the disposal of fixed assets acquired in the Premier Merger.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 23% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the third quarter of 2022, compared to 24% for the linked quarter and 28% for the prior year quarter. For the first nine months of 2022, total non-interest income, excluding net gains and losses, totaled 25% of total revenues compared to 30% for the same period of 2021. The declines in this ratio compared to the prior periods were primarily due to higher net interest income associated with the recent acquisition of Vantage and the Premier Merger, coupled with the increase in the market interest rate environment.
For the third quarter of 2022, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
E-banking income	$5,261	$5,419	$4,326	$15,933	$12,655
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income decreased compared to the linked quarter primarily due to less customer activity. For the current quarter compared to the prior year quarter and the first nine months of 2022 compared to the first nine months of 2021, e-banking income grew 22% and 26%, respectively, from the impact of the acquired Premier accounts in addition to increased customer activity in recent periods.

Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Fiduciary income	$1,752	$1,999	$1,944	$5,716	$5,941
Brokerage income	1,578	1,631	1,577	4,858	4,408
Employee benefit fees	624	616	637	1,902	1,874
Trust and investment income	$3,954	$4,246	$4,158	$12,476	$12,223
Fiduciary income and brokerage income decreased in the current quarter relative to the linked quarter, due to a decrease in assets under administration and management. For the first nine months of 2022, new accounts drove the growth in trust and investment income when compared to the same period of 2021.
The following table details Peoples' assets under administration and management:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2022	September 30, 2021
(Dollars in thousands)
Trust	$1,682,334	$1,731,454	$1,927,828	$2,009,871	$1,937,123
Brokerage	1,127,831	1,068,261	1,152,530	1,183,927	1,133,668
Total	$2,810,165	$2,799,715	$3,080,358	$3,193,798	$3,070,791
Quarterly average	$2,844,181	$2,927,405	$3,106,021	$3,126,398	$3,077,554
The declines in assets under administration and management at September 30, 2022, compared to June 30, 2022 and December 31, 2021, were driven by a decrease in market values over the first nine months of 2022 due to the recent economic downturn.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Property and casualty insurance commissions	$2,958	$3,039	$2,836	$8,859	$8,356
Performance-based commissions	64	10	59	1,420	2,044
Life and health insurance commissions	508	506	396	1,464	1,248
Other fees and charges	88	92	76	252	275
Insurance income	$3,618	$3,647	$3,367	$11,995	$11,923
Insurance income for the current quarter grew by $0.3 million compared to the third quarter of 2021 due to additional customers.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Overdraft and non-sufficient funds fees	$2,233	$2,019	$1,420	$6,154	$3,429
Account maintenance fees	1,353	1,306	934	3,971	2,598
Other fees and charges	247	233	195	692	551
Deposit account service charges	$3,833	$3,558	$2,549	$10,817	$6,578
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the current quarter compared to the linked quarter, and the prior year quarter and for the first nine months of 2022 compared to the first nine months of 2021 due to increased customer activity in recent quarters, compared to the very low levels of early 2021, which had been impacted by fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. Also contributing to the increases in the current quarter compared to the prior year quarter and the first nine months of 2022 compared to the first nine months of 2021 were the additional customers associated with the Premier Merger.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Bank owned life insurance income	694	797	437	1,922	1,329
Mortgage banking income	328	352	766	1,116	2,726
Commercial loan swap fees	224	270	73	662	194
Other non-interest income	2,468	1,294	1,144	5,088	2,605
Bank owned life insurance income for the current quarter was down compared to the linked quarter primarily due to a $248,000 death benefit related to the cash surrender value of the underlying policy in the linked quarter. Partially offsetting the decline, was the fact that Peoples invested an additional $30.0 million in bank owned life insurance policies during the second quarter of 2022. For the first nine months of 2022, the increased bank owned life insurance income when compared to the same period of 2021 was due to the aforementioned death benefit proceeds and additional investment in policies.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the current quarter was mostly flat when compared to the linked quarter. Mortgage banking income declined for the current year quarter compared to the prior year quarter and for the first nine months of 2022 compared to the first nine months of 2021 due to the increased market interest rate environment in recent quarters and a lower volume of new loan originations.
In the third quarter of 2022, Peoples sold $4.4 million in loans to the secondary market with servicing retained and $7.6 million in loans with servicing released, compared to $4.6 million and $6.1 million, respectively, for the second quarter of 2022, and $11.0 million and $10.3 million, respectively, for the third quarter of 2021. For the first nine months of 2022, Peoples sold $16.1 million in loans to the secondary market with servicing retained, and $21.6 million with servicing released, compared to $44.0 million and $27.7 million, respectively, for the first nine months of 2021 .
Commercial loan swap fees are largely dependent on timing, interest rates, and the volume of customer activity. During the third quarter of 2022, commercial loan swap fees decreased slightly for the current quarter as a result of several new commercial loan swaps in the linked period. The commercial loan swap fees increased in the current quarter when compared to third quarter of 2021 and for the first nine months of 2022 compared to the first nine months of 2021 primarily due to the recent increases in market interest rates and increased activity.
Other non-interest income for the current quarter increased primarily due to $1.3 million and $1.7 million increases in lease income when compared to the linked quarter and the prior year quarter, respectively, and for the first nine months of 2022 compared to the first nine months of 2021 due to an increase of $2.9 million in lease income.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Base salaries and wages	$18,762	$18,408	$17,493	$54,846	$43,746
Sales-based and incentive compensation	4,899	4,913	4,013	13,448	12,034
Employee benefits	3,340	3,321	2,619	10,282	8,338
Payroll taxes and other employment costs	1,796	1,389	1,635	5,276	4,471
Stock-based compensation	782	600	618	2,987	2,437
Deferred personnel costs	(961)	(1,046)	(789)	(2,907)	(2,750)
Salaries and employee benefit costs	$28,618	$27,585	$25,589	$83,932	$68,276
Full-time equivalent employees:
Actual at end of period	1,244	1,261	1,181	1,244	1,181
Average during the period	1,253	1,255	990	1,106	942
Base salaries and wages for the current quarter increased compared to the prior year quarter and for the first nine months of 2022 compared to the first nine months of 2021, driven by the additional salaries associated with the acquisition of Vantage, and the Premier Merger.
The increases in sales-based and incentive compensation for the current quarter compared to the linked quarter and third quarter of 2021, and for the first nine months of 2022 compared to the first nine months of 2021 were primarily due to sales incentives earned by Vantage employees.
The increases in employee benefits for the current quarter compared to the third quarter of 2021 and the first nine months of 2021 were due to higher medical costs with the addition of the Premier and Vantage employees.
Payroll taxes and other employment costs increased compared to the second quarter of 2022 and the third quarter of 2021, and for the first nine months of 2022 compared to the first nine months of 2021, in each case primarily driven by recent mergers and acquisitions.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, adjusted for an estimate of the portion of awards that will be forfeited. At the vesting date, an adjustment is made to increase or reverse expense for the amount of actual forfeitures compared to the estimate. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year. Stock-based compensation for the first nine months of 2022 increased when compared to the first nine months of 2021 due to employees added in the acquisition of Vantage and the Premier Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The decrease in deferred personnel costs for the current quarter compared to the linked quarter was primarily due to a decrease in loan origination volume.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Depreciation	$1,722	$1,770	$1,365	$5,315	$4,134
Repairs and maintenance costs	1,333	1,245	1,017	3,959	2,863
Property taxes, utilities and other costs	994	997	798	3,190	2,077
Net rent expense	764	756	371	2,205	1,093
Net occupancy and equipment expense	$4,813	$4,768	$3,551	$14,669	$10,167
For the third quarter and first nine months of 2022, net occupancy and equipment expense increased when compared to the third quarter and the first nine months of 2021, respectively, due to the additional locations and equipment from recent mergers and acquisitions.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Data processing and software expense	3,279	3,033	2,529	9,228	7,394
Professional fees	$2,832	$2,280	$6,426	$8,784	$13,459
E-banking expense	2,648	2,727	2,037	8,134	6,006
Amortization of other intangible assets	2,023	2,034	1,279	5,765	3,267
Marketing expense	1,136	860	1,223	2,991	2,810
Franchise tax expense	1,075	1,102	810	2,941	2,487
FDIC insurance premiums	709	1,018	807	2,921	1,596
Communication expense	599	649	411	1,873	1,079
Other loan expenses	511	445	487	1,788	1,443
Other non-interest expense	4,010	3,398	12,711	10,755	17,762
Professional fees increased for the current quarter compared to the linked quarter primarily due to increased fees to third parties to assist with process improvements to support the operational teams, partially offset by lower acquisition-related expenses. Professional fees decreased for the third quarter of 2022 when compared to the third quarter of 2021 and for first nine months of 2022 when compared to the first nine months of 2021, primarily driven by acquisition-related expenses related to the Premier Merger which had been realized in 2021.
Data processing and software expense increased relative to prior year periods, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
E-banking expense decreased during the current quarter compared to the linked quarter, and is correlated to e-banking income, which also decreased from the linked quarter primarily due to less customer activity. E-banking expense increased for the third quarter of 2022 when compared to the third quarter of 2021 and for the first nine months of 2022 when compared to the first nine months of 2021 due to growth, both organic and through mergers and acquisitions.
Amortization of other intangible assets for the current quarter increased when compared to the third quarter of 2021 and during the first nine months of 2022 when compared to the first nine months of 2021, due to the increased intangible assets recognized as a result of the recent mergers and acquisitions.
Peoples' FDIC insurance premiums decreased for the current quarter compared to the linked quarter due to an adjustment related to the most recent FDIC invoice. FDIC insurance premiums for the first nine months of 2022 increased compared to the first nine months of 2021 due to organic and acquisitive growth.
Marketing expense increased during the current quarter compared to the linked quarter due to increased advertising and donations. The decrease during the current quarter when compared to the third quarter of 2021 was due to additional advertising campaigns relating to the addition of Premier locations in the third quarter of 2021.
Other loan expenses during the first nine months of 2022 increased when compared to the first nine months of 2021 primarily due to higher indirect lending volume and increased collection expense driven by the Premier Merger.

Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increases versus the 2021 comparative periods were driven by recent growth through acquisitions and organic means.
Communications expense increased during the first nine months of 2022 when compared to the first nine months of 2021 due to upgraded networking to certain branches (including new branches acquired from Premier coupled with the addition of the NSL and Vantage locations acquired) and increased costs compared to the prior period among certain vendors that provide communication services.
Other non-interest expense increased during the current quarter when compared to the linked quarter due to increased insurance expenses. Other non-interest expense for the third quarter of 2022 and the first nine months of 2022 decreased when compared to their respective 2021 periods primarily due to less acquisition-related expenses.
Income Tax Expense
Peoples recorded income tax expense of $7.4 million with an effective tax rate of 22.2% for the third quarter of 2022, compared to income tax expense of $6.8 million with an effective tax rate of 21.6% for the linked quarter and income tax benefit of $2.2 million with an effective tax rate of 27.4% for the third quarter of 2021. The increase in income tax expense for the third quarter of 2022, compared to income tax expense for the linked quarter, was due to an increase in Peoples' pre-tax income. The increase in income tax expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven by net income in the third quarter of 2022 versus a net loss in the same period of 2021.
Peoples recorded income tax expense of $20.2 million with an effective tax rate of 21.4% in the first nine months of 2022 and income tax expense of $4.0 million with an effective tax rate of 16.8% in the first nine months of 2021. The increase was driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Pre-provision net revenue:
Income (loss) before income taxes	$33,388	$31,735	$(7,930)	$94,661	$23,807
Add: provision for credit losses	1,776	—	8,994	1,776	7,333
Add: loss on OREO	105	32	32	138	32
Add: loss on investment securities	—	44	316	44	1,490
Add: loss on other assets	—	120	363	142	687
Add: loss on other transactions	24	—	6	128	6
Less: gain on OREO	—	—	—	—	8
Less: recovery of credit losses	—	780	—	7,587	—
Less: gain on investment securities	21	—	150	151	786
Less: gain on other assets	94	—	93	94	258
Pre-provision net revenue	$35,178	$31,151	$1,538	$89,057	$32,303

Total average assets	$7,124,108	$7,121,663	$5,475,147	$7,103,979	$5,192,183
Pre-provision net revenue to total average assets (annualized)	1.96%	1.75%	0.11%	1.68%	0.83%
Weighted-average common shares outstanding - diluted	27,973,255	28,061,736	20,789,271	28,009,263	19,890,672
Pre-provision net revenue per common share - diluted	$1.25	$1.11	$0.07	$3.17	$1.61
The increase PPNR in the third quarter of 2022 compared to the linked quarter was driven by increased net interest income reflecting the positive impact of recent increases in market interest rates. PPNR grew in the third quarter of 2022 and the first nine months of 2022 when compared to the third quarter of 2021 and the first nine months of 2021, respectively, mostly due to the impact of the Premier Merger and the Vantage and NSL acquisitions in improving net interest income, the recent increases in market interest rates, higher non-interest income, and lower acquisition-related expenses.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses, a Peoples Bank Foundation, Inc. contribution and contract negotiation expenses.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021

Core non-interest expense:
Total non-interest expense	$52,253	$49,899	$57,860	$153,781	$135,746
Less: acquisition-related expenses	339	602	16,209	2,314	20,520
Less: pension settlement charges	139	—	143	139	143
Less: severance expenses	—	—	—	—	63
Less: COVID-19-related expenses	9	29	181	132	683
Less: Peoples Bank Foundation, Inc. contribution	—	—	—	—	500
Less: contract negotiation expenses	—	—	1,851	—	1,851
Core non-interest expense	$51,766	$49,268	$39,476	$151,196	$111,986

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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Efficiency ratio:
Total non-interest expense	$52,253	$49,899	$57,860	$153,781	$135,746
Less: amortization of other intangible assets	2,023	2,034	1,279	5,765	3,267
Adjusted total non-interest expense	50,230	47,865	56,581	148,016	132,479
Total non-interest income	20,366	19,386	16,346	59,802	49,070
Less: net gain (loss) on investment securities	21	(44)	(166)	107	(704)
Less: net loss on asset disposals and other transactions	(35)	(152)	(308)	(314)	(459)
Total non-interest income excluding net gains and losses	20,380	19,582	16,820	60,009	50,233
Net interest income	67,051	61,468	42,578	182,829	117,816
Add: fully tax-equivalent adjustment (a)	387	414	351	1,116	970
Net interest income on a fully tax-equivalent basis	67,438	61,882	42,929	183,945	118,786
Adjusted revenue	$87,818	$81,464	$59,749	$243,954	$169,019
Efficiency ratio	57.20%	58.76%	94.70%	60.67%	78.38%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$51,766	$49,268	$39,476	$151,196	$111,986
Less: amortization of other intangible assets	2,023	2,034	1,279	5,765	3,267
Adjusted core non-interest expense	49,743	47,234	38,197	145,431	108,719
Non-interest income excluding net gains and losses	20,380	19,582	16,820	60,009	50,233
Net interest income on a fully tax-equivalent basis	67,438	61,882	42,929	183,945	118,786
Adjusted revenue	$87,818	$81,464	$59,749	$243,954	$169,019
Efficiency ratio adjusted for non-core items	56.64%	57.98%	63.93%	59.61%	64.32%
(a) Tax effect is calculated using a 21.4% blended corporate income tax rate for September 30, 2022, 23.3% blended corporate income tax rate for June 30, 2022, and 22.3% blended corporate income tax rate for September 30, 2021.
The efficiency ratio and the efficiency ratio adjusted for non-core items for the third quarter of 2022 improved when compared to the linked quarter, due to higher net interest income driven by increases in market interest rates. Additionally, for the third quarter of 2022 and the first nine months of 2022 compared to the third quarter of 2021 and the first nine months of 2021, respectively, the efficiency ratio and adjusted efficiency ratio both improved due to improvements in net interest income from the recent acquisitions, coupled with higher non-interest income, outpacing increases in total non-interest expense.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses, a Peoples Bank Foundation, Inc. contribution and contract negotiation expenses.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021

Annualized net income (loss) adjusted for non-core items:
Net income (loss)	$25,978	$24,888	$(5,758)	$74,443	$19,808
Add: net loss on investment securities	—	44	166	—	704
Less: tax effect of net loss on investment securities (a)	—	9	35	—	148
Less: net gain on investment securities	21	—	—	107	—
Add: tax effect of net gain on investment securities (a)	4	—	—	22	—
Add: net loss on asset disposals and other transactions	35	152	308	314	459
Less: tax effect of net loss on asset disposals and other transactions (a)	7	32	65	66	96
Add: acquisition-related expenses	339	602	16,209	2,314	20,520
Less: tax effect of acquisition-related expenses (a)	71	126	3,404	486	4,309
Add: pension settlement charges	139	—	143	139	143
Less: tax effect of pension settlement charges (a)	29	—	30	29	30
Add: severance expenses	—	—	—	—	63
Less: tax effect of severance expenses (a)	—	—	—	—	13
Add: COVID-19-related expenses	9	29	181	132	683
Less: tax effect of COVID-19-related expenses (a)	2	6	38	28	143
Add: Peoples Bank Foundation, Inc. contribution	—	—	—	—	500
Less: tax effect of Peoples Bank Foundation, Inc. contribution (a)	—	—	—	—	105
Add: contract negotiation expenses	—	—	1,851	—	1,851
Less: tax effect of contract negotiation expenses (a)	—	—	389	—	389
Net income adjusted for non-core items (after tax)	$26,374	25,542	9,139	76,648	39,498
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income (loss)	$103,065	$99,825	$(22,844)	$99,530	$26,483
Annualized net income adjusted for non-core items (after tax)	$104,636	$102,449	$36,258	$102,478	$52,809
Return on average assets:
Annualized net income (loss)	$103,065	$99,825	$(22,844)	$99,530	$26,483
Total average assets	7,124,108	7,121,663	5,475,147	7,103,979	5,192,183
Return on average assets	1.45%	1.40%	(0.42)%	1.40%	0.51%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$104,636	$102,449	$36,258	$102,478	$52,809
Total average assets	7,124,108	7,121,663	5,475,147	7,103,979	5,192,183
Return on average assets adjusted for non-core items	1.47%	1.44%	0.66%	1.44%	1.02%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets for the current quarter improved when compared to the linked quarter, due to higher net interest income driven by increases in market interest rates. The increases in the return on average assets for the third quarter of 2022, compared to the third quarter of 2021 and for the first nine months of 2022 compared to the first nine months of 2021, were attributable to higher net interest income and non-interest income, which were driven by the recent acquisitions and increases in market interest rates.
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

	Three Months Ended			Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30,
(Dollars in thousands)				2022	2021
Annualized net income (loss) excluding amortization of other intangible assets:
Net income (loss)	$25,978	$24,888	$(5,758)	$74,443	$19,808
Add: amortization of other intangible assets	2,023	2,034	1,279	5,765	3,267
Less: tax effect of amortization of other intangible assets (a)	425	427	269	1,211	686
Net income (loss) excluding amortization of other intangible assets	$27,576	$26,495	$(4,748)	$78,997	$22,389
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income (loss)	$103,065	$99,825	$(22,844)	$99,530	$26,483
Annualized net income (loss) excluding amortization of other intangible assets	$109,405	$106,271	$(18,837)	$105,619	$29,934
Average tangible equity:
Total average stockholders' equity	$797,859	$791,401	$627,783	$807,869	$595,918
Less: average goodwill and other intangible assets	329,482	329,243	232,361	321,043	213,232
Average tangible equity	$468,377	$462,158	$395,422	$486,826	$382,686
Return on total average stockholders' equity ratio:
Annualized net income	$103,065	$99,825	$(22,844)	$99,530	$26,483
Total average stockholders' equity	$797,859	$791,401	$627,783	$807,869	$595,918
Return on total average stockholders' equity	12.92%	12.61%	(3.64)%	12.32%	4.44%
Return on average tangible equity ratio:
Annualized net income (loss) excluding amortization of other intangible assets	$109,405	$106,271	$(18,837)	$105,619	$29,934
Average tangible equity	$468,377	$462,158	$395,422	$486,826	$382,686
Return on average tangible equity	23.36%	22.99%	(4.76)%	21.70%	7.82%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios were higher in the current quarter and the first nine months of 2022 relative to all prior periods, due to higher total net interest income driven by the recent increases in market interest rates and loans and leases added in the Premier Merger and acquisitions of Vantage and NSL, coupled with higher non-interest income. At the same time, the average tangible equity was negatively impacted by the Vantage acquisition, for which People did not issue any equity, and recorded additional goodwill and other intangible assets.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2022, Peoples' interest-bearing deposits in other banks had decreased $290.1 million from December 31, 2021. Peoples paid $82.9 million in cash for the Vantage acquisition during the first quarter of 2022. The total cash and cash equivalents balance included $36.0 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2022, compared to $318.1 million at December 31, 2021. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2022, Peoples' total cash and cash equivalents decreased $270.5 million as Peoples had $201.6 million and $171.5 million of cash used in investing activities and financing activities, respectively, partially offset by cash provided by operating activities of $102.5 million. Peoples' cash used in investing activities reflected (i) cash outflows for business combinations of $85.8 million, (ii) net cash outflows from available-for-sale investment securities of $74.1 million, (iii) net cash outflows from held-to-maturity investment securities of $35.0 million, and (iv) purchases of bank owned life insurance of $30.0 million, partially offset by cash inflows from a $36.2 million net decrease in loans held for investment. The cash used in financing activities was largely driven by cash outflows from (i) payments on long-term borrowings of $116.4 million, (ii) a net decrease in short-term borrowings of $37.9 million and (iii) cash dividends paid of $31.7 million, partially offset by cash inflows from proceeds on long-term borrowings of $19.0 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	2.79%	$172,055	$175,255	$167,406	$35,604	$—
U.S. government sponsored agencies	1.47%	80,915	82,465	80,654	81,739	78,481
States and political subdivisions	2.74%	230,022	249,402	231,644	259,319	252,919
Residential mortgage-backed securities	1.77%	624,061	691,735	753,353	828,517	898,459
Commercial mortgage-backed securities	1.79%	52,504	58,301	58,112	63,519	62,552
Bank-issued trust preferred securities	3.29%	10,287	10,440	10,670	6,795	4,679
Total fair value		$1,169,844	$1,267,598	$1,301,839	$1,275,493	$1,297,090
Total amortized cost		$1,349,800	$1,389,621	$1,381,259	$1,283,146	$1,294,654
Net unrealized (loss) gain		$(179,956)	$(122,023)	$(79,420)	$(7,653)	$2,436
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	2.12%	$59,871	$50,990	$38,486	$36,431	$29,995
States and political subdivisions (a)	2.34%	145,252	151,034	151,217	151,402	124,181
Residential mortgage-backed securities	1.84%	111,707	112,095	115,613	110,708	41,035
Commercial mortgage-backed securities	2.02%	90,971	86,601	79,340	75,588	47,889
Total amortized cost		$407,801	$400,720	$384,656	$374,129	$243,100
Other investment securities		$39,039	$41,655	$41,840	$33,987	$34,486
Total investment securities:
Amortized cost		$1,796,640	$1,831,996	$1,807,755	$1,691,262	$1,572,240
Carrying value		$1,616,684	$1,709,973	$1,728,335	$1,683,609	$1,574,676

(a)Amortized cost is presented net of the allowance for credit losses of $238 at September 30, 2022, $286 at December 31, 2021 and $236 at September 30, 2021.
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
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Originated loans:
Construction	$175,388	$144,062	$171,934	$137,437	$108,334
Commercial real estate, other	891,576	899,774	854,721	861,610	838,333
Commercial real estate	1,066,964	1,043,836	1,026,655	999,047	946,667
Commercial and industrial	814,593	777,050	791,307	779,064	715,169
Premium finance	167,682	152,237	145,813	136,121	134,755
Leases	178,083	149,894	97,168	69,169	49,464
Residential real estate	381,104	373,010	364,989	350,595	334,838
Home equity lines of credit	124,524	115,935	107,414	104,176	98,806
Consumer, indirect	592,309	563,088	524,778	530,532	543,243
Consumer, direct	99,282	95,371	87,994	81,330	80,746
Consumer	691,591	658,459	612,772	611,862	623,989
Deposit account overdrafts	597	851	699	756	927
Total originated loans	$3,425,138	$3,271,272	$3,146,817	$3,050,790	$2,904,615
Acquired loans (a):
Construction	$40,233	$58,526	$66,371	$72,795	$66,450
Commercial real estate, other	531,903	560,249	602,511	688,471	790,783
Commercial real estate	572,136	618,775	668,882	761,266	857,233
Commercial and industrial	62,879	81,402	95,844	112,328	143,369
Premium finance	—	—	—	15	—
Leases	134,764	164,628	169,900	53,339	61,982
Residential real estate	352,257	369,995	391,440	421,123	433,296
Home equity lines of credit	50,001	53,400	54,874	59,417	62,564
Consumer, indirect	—	—	—	—	13
Consumer, direct	14,032	16,433	19,396	23,322	27,956
Consumer	14,032	16,433	19,396	23,322	27,969
Total acquired loans	$1,186,069	$1,304,633	$1,400,336	$1,430,810	$1,586,413
Total loans	$4,611,207	$4,575,905	$4,547,153	$4,481,600	$4,491,028
Percent of loans to total loans:
Construction	4.7%	4.4%	5.2%	4.7%	3.9%
Commercial real estate, other	30.9%	32.0%	32.1%	34.7%	36.3%
Commercial real estate	35.6%	36.4%	37.3%	39.4%	40.2%
Commercial and industrial	19.0%	18.8%	19.5%	19.9%	19.1%
Premium finance	3.6%	3.3%	3.2%	3.0%	3.0%
Leases	6.8%	6.9%	5.9%	2.7%	2.5%
Residential real estate	15.9%	16.2%	16.6%	17.2%	17.1%
Home equity lines of credit	3.8%	3.7%	3.6%	3.7%	3.6%
Consumer, indirect	12.8%	12.3%	11.5%	11.8%	12.1%
Consumer, direct	2.5%	2.4%	2.4%	2.3%	2.4%
Consumer	15.3%	14.7%	13.9%	14.1%	14.5%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$400,736	$410,007	$420,024	$430,597	$441,085

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at September 30, 2022 increased $35.3 million compared to June 30, 2022. The increase in the period-end loan and lease balances was primarily driven by increases of (i) $29.2 million in consumer indirect loans, (ii) $19.0 million in commercial and industrial loans, (iii) $15.4 million in premium finance loans and (iv) $13.0 million in construction loans, partially offset by a reduction in other commercial real estate loans of $36.5 million. The acquired loan decrease was driven by pay-offs of commercial real estate and commercial and industrial loans acquired in the Premier Merger. The increase of $129.6 million in the period-end loan and lease balances when compared to December 31, 2021 was primarily driven by $154.9 million of leases acquired from Vantage and an increase of $61.8 million in indirect consumer loans, partially offset by a reduction of $126.6 million in other commercial real estate loans. The increase of $120.2 million in the period-end loan and lease balances when compared to September 30, 2021 was driven by increases of (i) $201.4 million in leases, primarily due to the leases acquired from Vantage and growth from the North Star Leasing division, (ii) $49.1 million in indirect consumer loans and (iii) $40.8 million in construction loans, partially offset by a reduction of $205.6 million in other commercial real estate loans.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at September 30, 2022:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$84,808	$116,756	$201,564	41.9%
Mixed-use facilities	29,776	13,881	43,657	9.1%
Assisted living facilities and nursing homes	21,364	12,449	33,813	7.0%
Land only	12,644	16,864	29,508	6.1%
Office buildings and complexes	10,728	8,546	19,274	4.0%
Industrial	7,553	5,525	13,078	2.7%
Education Services	7,355	2,826	10,181	2.1%
Other (a)	41,393	88,760	130,153	27.1%
Total construction	$215,621	$265,607	$481,228	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$74,674	$2,508	$77,182	5.2%
Non-owner occupied	81,492	3,973	85,465	5.8%
Total office buildings and complexes	156,166	6,481	162,647	11.0%
Retail facilities:
Owner occupied	42,985	730	43,715	3.0%
Non-owner occupied	126,910	2,126	129,036	8.8%
Total retail facilities	169,895	2,856	172,751	11.8%
Mixed-use facilities:
Owner occupied	57,598	232	57,830	3.9%
Non-owner occupied	57,577	761	58,338	4.0%
Total mixed-use facilities	115,175	993	116,168	7.9%
Apartment complexes	91,766	2,257	94,023	6.4%
Light industrial facilities:
Owner occupied	103,689	1,730	105,419	7.2%
Non-owner occupied	38,917	3,261	42,178	2.8%
Total light industrial facilities	142,606	4,991	147,597	10.0%
Assisted living facilities and nursing homes	53,757	250	54,007	3.7%
Warehouse facilities:
Owner occupied	35,924	1,852	37,776	2.5%
Non-owner occupied	28,561	211	28,772	2.0%
Total warehouse facilities	64,485	2,063	66,548	4.5%
Lodging and lodging related:
Owner occupied	14,298	1,690	15,988	1.1%
Non-owner occupied	88,942	430	89,372	6.0%
Total lodging and lodging related	103,240	2,120	105,360	7.1%
Education services:
Owner occupied	17,465	98	17,563	1.2%
Non-owner occupied	21,952	4,000	25,952	1.8%
Total education services	39,417	4,098	43,515	3.0%
Healthcare facilities:
Owner occupied	23,670	559	24,229	1.6%
Non-owner occupied	10,269	—	10,269	0.7%
Total healthcare facilities	33,939	559	34,498	2.3%
Restaurant/bar facilities:
Owner occupied	21,943	50	21,993	1.5%
Non-owner occupied	11,007	298	11,305	0.8%
Total restaurant/bar facilities	32,950	348	33,298	2.3%
Other (a)	420,083	22,117	442,200	30.0%
Total commercial real estate, other	$1,423,479	$49,133	$1,472,612	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both September 30, 2022 and December 31, 2021. The repayment of premium finance loans are secured by the underlying insurance policy prepaid premium, and therefore, have no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
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
Peoples is a PPP participating lender, and the PPP loans originated are included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The following table details Peoples' PPP loan balances and related income:

(Dollars in millions)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
PPP aggregate outstanding principal balances	$3.8	$15.2	$42.9	$89.3	$139.8
PPP net deferred loan origination fees	0.1	0.4	1.0	2.2	4.0
Accretion of net deferred loan origination fees	0.4	0.6	1.2	1.8	3.1
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Construction	$1,464	$1,531	$2,731	$2,999	$3,436
Commercial real estate, other	17,695	18,708	21,055	29,147	35,816
Commercial and industrial	8,611	8,572	10,114	11,063	13,378
Premium finance	553	311	345	379	1,137
Leases	7,890	7,585	5,875	4,797	4,505
Residential real estate	6,464	6,332	6,495	7,233	9,568
Home equity lines of credit	1,644	1,699	1,894	2,005	2,224
Consumer, indirect	6,912	6,234	5,172	5,326	6,160
Consumer, direct	1,592	1,321	1,036	961	1,079
Deposit account overdrafts	41	53	51	57	79
Allowance for credit losses	$52,866	$52,346	$54,768	$63,967	$77,382
As a percent of total loans	1.15%	1.14%	1.20%	1.43%	1.72%
The increase in the allowance for credit losses at September 30, 2022 compared to June 30, 2022, was largely attributable to the deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans. The reduction in the allowance for credit losses at September 30, 2022 compared to December 31, 2021 was due to improvements in economic forecasts and loss drivers, along with reductions in loan balances from acquired loans due to pay-offs during the quarter. Peoples recorded $0.8 million of provision for credit losses to establish the allowance for credit losses for non-purchase credit deteriorated leases acquired from Vantage.
The higher allowance for credit losses at September 30, 2021 when compared to all other comparative periods was related to the provision for credit losses recorded in the amount of $11.0 million in order to establish an allowance for credit losses for non-purchased credit deteriorated loans of $10.6 million, and a liability for unfunded commitments of $0.4 million, both relating to the Premier Merger. Peoples also recorded a $22.3 million increase in the allowance for credit losses during the third quarter of 2021 related to the purchased credit deteriorated loans acquired from Premier.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2021 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Gross charge-offs:
Commercial real estate, other	$57	$22	$278	$226	$—
Commercial and industrial	36	420	463	105	654
Premium finance	38	30	14	15	7
Leases	731	493	473	478	431
Residential real estate	168	47	309	72	44
Home equity lines of credit	5	25	16	1	180
Consumer, indirect	600	449	385	566	416
Consumer, direct	81	60	136	56	29
Consumer	681	509	521	622	445
Deposit account overdrafts	274	405	259	248	135
Total gross charge-offs	$1,990	$1,951	$2,333	$1,767	$1,896
Recoveries:
Commercial real estate, other	$39	$176	$49	$196	$4
Commercial and industrial	3	2	4	4	4
Premium finance	1	8	—	—	—
Leases	99	64	176	109	120
Residential real estate	36	14	14	40	48
Home equity lines of credit	—	—	29	—	37
Consumer, indirect	71	83	86	42	43
Consumer, direct	9	11	11	58	17
Consumer	80	94	97	100	60
Deposit account overdrafts	44	52	54	42	37
Total recoveries	$302	$410	$423	$491	$310
Net charge-offs (recoveries):
Commercial real estate, other	$18	$(154)	$229	$30	$(4)
Commercial and industrial	33	418	459	101	650
Premium finance	37	22	14	15	7
Leases	632	429	297	369	311
Residential real estate	132	33	295	32	(4)
Home equity lines of credit	5	25	(13)	1	143
Consumer, indirect	529	366	299	524	373
Consumer, direct	72	49	125	(2)	12
Consumer	601	415	424	522	385
Deposit account overdrafts	230	353	205	206	98
Total net charge-offs	$1,688	$1,541	$1,910	$1,276	$1,586
Ratio of net charge-offs to average total loans (annualized):
Commercial real estate, other	—%	(0.01)%	0.02%	—%	—%
Commercial and industrial	—%	0.04%	0.03%	0.01%	0.08%
Leases	0.06%	0.04%	0.03%	0.03%	0.03%
Residential real estate	0.01%	—%	0.03%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	0.02%
Consumer, indirect	0.05%	0.03%	0.03%	0.05%	0.04%
Consumer, direct	0.01%	0.01%	0.01%	—%	—%
Consumer	0.06%	0.04%	0.04%	0.05%	0.04%
Deposit account overdrafts	0.02%	0.03%	0.02%	0.02%	0.01%
Total	0.15%	0.14%	0.17%	0.11%	0.18%
Each with "--%" not meaningful.
Net charge-offs during the third quarter of 2022 were 0.15% of average total loans on an annualized basis. Peoples has anticipated an increase in the net charge-offs to average total loans, as recent periods have been below historical levels. The increase for the current quarter when compared to the linked quarter was driven by higher charge-offs on leases, consumer loans, and other commercial real estate loans, substantially offset by less charge-offs on commercial and industrial loans and deposit account overdrafts. The decrease in net charge-offs during the current quarter versus the prior year quarter was primarily attributable to one commercial and industrial loan charge-off of $500,000 during the third quarter of 2021.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Loans 90+ days past due and accruing:
Construction	$—	$—	$—	$90	$—
Commercial real estate, other	1,472	330	603	689	1,912
Commercial and industrial	266	89	53	1,139	98
Premium finance	308	304	613	865	368
Leases	4,654	5,722	3,921	—	1,736
Residential real estate	1,499	1,687	677	805	1,156
Home equity lines of credit	23	89	75	50	61
Consumer, indirect	195	15	17	—	—
Consumer, direct	7	—	—	85	32
Consumer	202	15	17	85	32
Total loans 90+ days past due and accruing	$8,424	$8,236	$5,959	$3,723	$5,363
Nonaccrual loans:
Construction	$2	$5	$6	$6	$—
Commercial real estate, other	9,513	11,795	14,745	16,849	17,207
Commercial and industrial	2,055	1,748	2,394	2,505	4,133
Leases	2,094	1,573	1,731	1,581	1,411
Residential real estate	7,113	7,463	7,459	8,016	8,046
Home equity lines of credit	615	567	604	687	661
Consumer, indirect	1,455	1,351	1,408	1,302	850
Consumer, direct	158	166	231	273	177
Consumer	1,613	1,517	1,639	1,575	1,027
Total nonaccrual loans	$23,005	$24,668	$28,578	$31,219	$32,485
Nonaccrual troubled debt restructurings ("TDRs"):
Commercial real estate, other	$2,403	$2,458	$197	$218	$94
Commercial and industrial	330	101	999	1,067	1,223
Residential real estate	1,615	1,731	1,676	1,631	1,689
Home equity lines of credit	306	323	333	352	315
Consumer, indirect	172	207	220	272	219
Consumer, direct	—	—	—	6	9
Consumer	172	207	220	278	228
Total nonaccrual TDRs	$4,826	$4,820	$3,425	$3,546	$3,549
Total nonperforming loans ("NPLs")	$36,255	$37,724	$37,962	$38,488	$41,397
OREO:
Commercial	$8,730	$9,065	$9,106	$9,105	$10,804
Residential	110	145	301	391	464
Total OREO	$8,840	$9,210	$9,407	$9,496	$11,268
Total nonperforming assets ("NPAs")	$45,095	$46,934	$47,369	$47,984	$52,665
Criticized loans (a)	$164,775	$181,395	$190,315	$194,016	$234,845
Classified loans (b)	94,848	115,483	109,530	106,547	142,628

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.60%	0.64%	0.70%	0.78%	0.80%
NPLs as a percent of total loans (d)	0.79%	0.82%	0.83%	0.86%	0.92%
NPAs as a percent of total assets (d)	0.64%	0.64%	0.65%	0.68%	0.75%
NPAs as a percent of total loans and OREO (d)	0.98%	1.02%	1.04%	1.07%	1.17%
Allowance for credit losses as a percent of nonaccrual loans	189.95%	177.52%	171.13%	184.00%	214.75%
Allowance for credit losses as a percent of NPLs (d)	145.82%	138.76%	144.27%	166.20%	186.93%
Criticized loans as a percent of total loans (a)	3.57%	3.96%	4.19%	4.33%	5.23%
Classified loans as a percent of total loans (b)	2.06%	2.52%	2.41%	2.38%	3.18%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    Nonperforming loans ("NPL") include loans 90+ days past due and accruing, TDRs and nonaccrual loans. Nonperforming assets ("NPA") include nonperforming loans and OREO.
Compared to June 30, 2022, Peoples' NPAs remained at 0.64% of total assets. Loans 90+ days past due and accruing increased compared to December 31, 2021, mostly due to the Vantage acquisition. During the third quarter of 2022, criticized loans declined $16.6 million, while classified loans declined $20.6 million when compared to the linked quarter. The third quarter of 2021 was impacted by NPAs, criticized loans and classified loans acquired in the Premier Merger.
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
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Non-interest-bearing deposits (a)	$1,635,953	$1,661,865	$1,666,668	$1,641,422	$1,559,993
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,162,012	1,143,010	1,179,199	1,167,460	1,140,639
Savings accounts	1,077,383	1,080,053	1,065,678	1,036,738	1,016,755
Retail certificates of deposit ("CDs")	544,741	584,259	612,936	643,759	691,680
Money market deposit accounts	624,708	645,242	656,266	651,169	637,635
Governmental deposit accounts	734,734	728,057	734,784	617,259	679,305
Brokered deposits	86,089	86,739	87,395	104,745	106,013
Total interest-bearing deposits	4,229,667	4,267,360	4,336,258	4,221,130	4,272,027
Total deposits	$5,865,620	$5,929,225	$6,002,926	$5,862,552	$5,832,020
Demand deposits as a percent of total deposits	48%	47%	47%	48%	46%
(a)The sum of amounts presented is considered total demand deposits.

At September 30, 2022, period-end deposits decreased $63.6 million, or 1%, compared to June 30, 2022, and increased $33.6 million, or 1%, compared to September 30, 2021. The decrease when compared to the linked period was primarily driven by a reduction of (i) $39.5 million in retail certificates of deposits, (ii) $20.5 million in money market deposits, and (iii) $25.9 million in non-interest bearing checking accounts. Total deposits in periods presented through March 31, 2022, were higher due to customers maintaining larger balances, as a result of PPP loan proceeds, fiscal stimulus payments and changes in customer spending habits in light of the COVID-19 pandemic. In quarterly periods prior to June 30, 2022, Peoples experienced increases in most low-cost deposit categories.
As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of September 30, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $85.0 million were designated as cash flow hedges of overnight brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. The remaining $40.0 million of interest rate swaps hedged 90-day FHLB advances, which are also expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Short-term borrowings:
FHLB 90-day advances	$40,000	$40,000	$40,000	$40,000	$50,000
Current portion of long-term FHLB advances	—	—	15,000	15,000	15,000
Retail repurchase agreements	98,611	286,442	89,275	111,482	119,693
Total short-term borrowings	$133,611	$326,442	$144,275	$166,482	$184,693
Long-term borrowings:
FHLB advances	$34,662	$35,348	$85,564	$85,825	$86,483
Vantage non-recourse debt	55,781	74,622	102,364	—	—
Junior subordinated debt securities	13,753	13,717	13,682	13,650	12,928
Total long-term borrowings	$104,196	$123,687	$201,610	$99,475	$99,411
Total borrowed funds	$237,807	$450,129	$345,885	$265,957	$284,104
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds decreased compared to June 30, 2022, due to a large individual customer deposit during the period ended June 30, 2022, thereby increasing retail repurchase agreements at June 30, 2022.
Capital/Stockholders’ Equity
At September 30, 2022, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2022, Peoples had a capital conservation buffer of 4.98%.

The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Capital Amounts:
Common Equity Tier 1	$584,880	$564,708	$547,215	$577,565	$567,172
Tier 1	598,633	578,425	560,897	591,215	580,100
Total (Tier 1 and Tier 2)	643,189	622,516	607,493	648,948	637,802
Net risk-weighted assets	$4,955,627	$4,857,818	$4,752,428	$4,614,258	$4,611,321
Capital Ratios:
Common Equity Tier 1	11.80%	11.62%	11.51%	12.52%	12.30%
Tier 1	12.08%	11.91%	11.80%	12.81%	12.58%
Total (Tier 1 and Tier 2)	12.98%	12.81%	12.78%	14.06%	13.83%
Tier 1 leverage ratio	8.64%	8.38%	8.29%	8.67%	11.20%
Peoples' regulatory capital and related ratio levels improved during the third quarter of 2022 when compared to the linked quarter driven by higher net interest income. The ratios were negatively impacted at March 31, 2022 by the cash acquisition of Vantage, for which Peoples recorded goodwill and intangible assets. The impact of the Vantage acquisition was partially offset by net income exceeding dividends declared during the period ended March 31, 2022.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Tangible equity:
Total stockholders' equity	$760,511	$786,824	$808,340	$845,025	$831,882
Less: goodwill and other intangible assets	328,428	328,132	341,865	291,009	295,415
Tangible equity	$432,083	$458,692	$466,475	$554,016	$536,467
Tangible assets:
Total assets	$7,005,854	$7,278,292	$7,239,261	$7,063,521	$7,059,752
Less: goodwill and other intangible assets	328,428	328,132	341,865	291,009	295,415
Tangible assets	$6,677,426	$6,950,160	$6,897,396	$6,772,512	$6,764,337
Tangible book value per common share:
Tangible equity	$432,083	$458,692	$466,475	$554,016	$536,467
Common shares outstanding	28,278,078	28,290,115	28,453,175	28,297,771	28,265,791
Tangible book value per common share	$15.28	$16.21	$16.39	$19.58	$18.98
Tangible equity to tangible assets ratio:
Tangible equity	$432,083	$458,692	$466,475	$554,016	$536,467
Tangible assets	$6,677,426	$6,950,160	$6,897,396	$6,772,512	$6,764,337
Tangible equity to tangible assets	6.47%	6.60%	6.76%	8.18%	7.93%
Tangible book value per common share declined to $15.28 at September 30, 2022, compared to $16.21 at June 30, 2022. The change in tangible book value per common share was due to tangible equity declining during the three months ended September 30, 2022 as a result of other comprehensive losses recognized on available-for-sale investment securities, which were driven by changes in market interest rates. Also contributing to the declines in tangible book value per common share when compared to December 31, 2021 and September 30, 2021, were $123.3 million and $129.0 million increases in accumulated other comprehensive losses, respectively. The other comprehensive losses were the result of the changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
300	$21,345	7.6%	$24,903	11.7%	$(37,180)	(2.5)%	$(24,232)	(2.0)%
200	14,165	5.0%	16,312	7.7%	(25,394)	(1.7)%	(16,541)	(1.3)%
100	7,036	2.5%	7,899	3.7%	(13,399)	(0.9)%	(5,308)	(0.4)%
(100)	(14,926)	(5.3)%	(8,615)	(4.1)%	(46,191)	(3.1)%	(91,568)	(7.4)%
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
With respect to investment prepayment speeds, the assumptions used are the results of a third-party prepayment model which projects the rate at which the underlying mortgages will prepay. These prepayment speeds affect the amounts forecasted for cash flow reinvestment, premium amortization, and discount accretion in interest rate risk modeling results. This prepayment activity is generally the result of refinancing activity and tends to increase as longer-term interest rates decline, and decrease as interest rates increase. The assumptions in the interest rate risk model could be incorrect, leading to either a lesser or greater impact on net interest income or asset duration.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any benefit that might occur as a result of the Federal Reserve increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2022, consideration of the bear steepener or inversion scenarios provide insights which are not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At September 30, 2022 the bear steepener scenario produced no change to net interest income and increased the economic value of equity by 3.4%.

As of September 30, 2022, the yield curve was relatively flat with some inversion. A notable non-parallel shift scenario would be a continued increase in short-term interest rates relative to long-term interest rates in which the yield curve would further invert. As of September 30, 2022 this inversion scenario would have resulted in an increase in net interest income and decrease the economic value of equity of 1.1% and (1.9)%, respectively. Peoples was within its policy limitations for this alternative scenario as of September 30, 2022, which set the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of the economic value of equity
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2022, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2022, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2021 was largely attributable to increased effective duration in the investment securities portfolio.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2021 Form 10-K.
At September 30, 2022, Peoples Bank had liquid assets of $171.2 million, which represented 2.2% of total assets and unfunded loan commitments. Peoples also had an additional $231.0 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current mix of short-term liquidity sources, loan and security portfolio cash flows, and availability of other funding sources will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
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

The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Home equity lines of credit	$194,685	$188,803	$184,616	$177,262	$177,963
Unadvanced construction loans	320,825	237,129	203,719	227,135	271,483
Other loan commitments	653,384	566,624	616,696	577,170	646,374
Loan commitments	$1,168,894	$992,556	$1,005,031	$981,567	$1,095,820
Standby letters of credit	$15,096	$15,977	$12,729	$12,805	$12,358
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
(a)information required to be disclosed by Peoples in this Form 10-Q and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;
(b)information required to be disclosed by Peoples in this Form 10-Q and other reports Peoples files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
(c)as previously disclosed within "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K, Peoples did not design effective controls supporting acquired purchased credit deteriorated loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting; and
(d)as part of Peoples' efforts to remediate the material weakness described above, new controls and procedures have been designed and are in process of being implemented. Therefore, Peoples' President and Chief Executive Officer, and its Executive Vice President, Chief Financial Officer and Treasurer concluded that, as of September 30, 2022, Peoples' disclosure controls and procedures were not effective. Despite the foregoing, Peoples' management has concluded the financial statements fairly present in all material respects, Peoples' financial position, results of operations and cash flows as of the dates, and for the periods presented in this Form 10-Q, in conformity with US GAAP.
 Changes in Internal Control Over Financial Reporting
The remediation activities described above, and discussed in further detail in "ITEM 9A. CONTROLS AND PROCEDURES" of Peoples' 2021 Form 10-K and under "ITEM 1A. RISK FACTORS" in Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, are changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2022. These changes may materially affect, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2021 Form 10-K.  Those risk factors are not the only risks Peoples faces.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results. In the third quarter of 2022, we identified the following additional risk factor:
Economic, Political, Environmental and Market Risks
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company's results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Peoples' results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, global demand for products continues to exceed supply during the economic recovery from the COVID-19 pandemic, creading significant inflationary pressures which, in turn, may adversly impact consumer and business confidence and regional and global economic conditions, as well as Peoples' financial condition and results of operations. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for Peoples and its clients and counterparties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended September 30, 2022:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2022	1,800	(1)	$27.53	(1)	—	$24,023,642
August 1 – 31, 2022	2,609	(1)(2)	$30.40	(1)(2)	—	$24,023,642
September 1 – 30, 2022	42,297	(1)(3)	$28.95	(1)(3)	40,299	$22,857,421
Total	46,706		$28.97		40,299	$22,857,421
(1)Information reported includes 1,800 common shares, 1,174 common shares and 1,998 common shares purchased in open market transactions during July 2022, August 2022, and September 2022, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(2)Information reported includes 1,435 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during August 2022.
(3)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were 40,299 common shares repurchased under the share repurchase program during September 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A with a filing date of June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Incorporated herein by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated and filed on October 28, 2022 (File No. 000-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

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

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021; (ii) Consolidated Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three months and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are imbedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	November 3, 2022	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	November 3, 2022	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer