Form 10-K
period 2022-12-31
PEOPLES BANCORP INC
filed 2023-02-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $720,401,000 based upon the closing price as reported on the Nasdaq Global Select Market®. For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 28,471,767 common shares, without par value, at February 22, 2023.

Document Incorporated by Reference:
Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2023 (the "2023 Annual Meeting of Shareholders"), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank that was first chartered in 1902. Peoples' other wholly-owned subsidiaries include Peoples Investment Company ("PIC") and Peoples Risk Management, Inc., a captive insurance subsidiary. Peoples also holds all of the common securities of NB&T Statutory Trust III and FNB Capital Trust One. Peoples Bank's operating subsidiaries include Peoples Insurance Agency, LLC ("Peoples Insurance") and Vantage Financial, LLC ("Vantage"), nationwide provider of equipment financing.
Business Overview
Peoples makes available a complete line of commercial and consumer banking, trust and investment, insurance, premium financing solutions, equipment leases and equipment financing agreements through its financial subsidiaries – Peoples Bank, Peoples Insurance and Vantage. These products and services include the following:
◦various demand deposit accounts, savings accounts, money market accounts, certificates of deposit and governmental deposits;
◦commercial loans, residential real estate loans, home equity lines of credit, consumer loans and Overdraft Privilege;
◦insurance premium financing;
◦commercial equipment leasing;
◦technology equipment leasing;
◦debit and automated teller machine ("ATM") cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦person-to-person payment processing via Zelle®;
◦mobile banking features including check deposit, alert notifications, Apple Pay® and Samsung Pay®;
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
Peoples' financial products and services are primarily offered through its financial service offices and ATMs in Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland, as well as through online resources that are web-based and mobile-based. Peoples' premium financing and commercial and technology equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank's credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples' financial performance for the fiscal year ended December 31, 2022, see Peoples' Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of organic growth and targeted acquisitions. The internal growth may include opening de novo banking and loan production offices located in or near Peoples' existing market area. Acquisitions have consisted of traditional banking offices and loan production offices, both individually and as part of entire financial institutions, insurance agencies, financial advisory books of business, insurance premium financing and equipment leasing services. The primary objectives of Peoples' expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance, and investment administration and management, insurance premium financing and commercial equipment leasing options, along with the traditional banking products offered to Peoples' clients; (2) increasing market share in existing markets; (3) expanding Peoples' core financial service businesses of banking, insurance, investment and investment management, insurance premium financing and commercial equipment leasing services; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On October 25, 2022, Peoples announced the signing of a definitive Agreement and Plan of Merger pursuant to which Peoples will acquire, in an all-stock merger, Limestone Bancorp Inc. ("Limestone"), a bank holding company headquartered in Louisville, Kentucky, and the parent company of Limestone Bank. Under the terms of the Agreement and Plan of Merger, Limestone will merge with and into Peoples, and Limestone Bank will subsequently merge with and into Peoples’ wholly-owned subsidiary, Peoples Bank (collectively, the "Limestone Merger"), in a transaction valued at approximately $208.2 million at the time of the announcement. The Limestone Merger is expected to close in the second quarter of 2023, subject to the satisfaction of closing conditions, including regulatory approvals. As of December 31, 2022, Peoples had recognized $0.6 million in acquisition-related expenses associated with this pending transaction.
On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite Agency, Inc. ("Elite"), pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $4.4 million. Peoples recognized intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage pursuant to an Equity Purchase Agreement, dated February 16, 2022 (the "Vantage acquisition"). Peoples Bank acquired assets comprising Vantage's lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Peoples Bank paid cash consideration of $54.0 million and also repaid approximately $28.9 million in recourse debt on behalf of Vantage. Peoples recorded goodwill in the amount of $27.2 million and other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. Peoples repurchased an aggregate of 263,183 of its common shares totaling $7.4 million during 2022, but did not repurchase any common shares during 2021, under the share repurchase program authorized on January 28, 2021.
Primary Market Area and Customers
Peoples considers its primary market area to be those counties with a physical branch presence and their contiguous counties. This includes Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland. Peoples currently operates 65 offices in Ohio, 29 offices in West Virginia, 26 offices in Kentucky, two offices in Virginia, three offices in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont and a technology equipment leasing office in Minnesota. Peoples' market area consists of rural, small urban and metropolitan markets in which Peoples serves a diverse group of industries and employers. Principal industries served in Peoples' primary market area include manufacturing, distribution, commercial real estate, health care, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic area provides diversity, which helps prevent Peoples' revenue and earnings from being largely dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and construction loans), premium finance loans, residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and Overdraft Privilege. Peoples Bank's lending activities are focused principally on lending opportunities within its primary market areas, except for its premium finance lending and equipment leasing businesses. However, Peoples Bank may occasionally originate loans outside its primary market area. In general, Peoples Bank retains the majority of the loans and leases it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank's loans consist of credit extensions to borrowers spread over a broad range of industrial classifications. At December 31, 2022, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as "loans, net of deferred fees and costs"), nor did Peoples Bank have any loans outstanding to non-United States ("U.S.") entities.

Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, and construction loans. Commercial loans represented the largest portion of Peoples Bank's total loan portfolio, comprising approximately 54.4% and 59.3% of total loans at December 31, 2022 and December 31, 2021, respectively. Commercial lending inherently carries a significant risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank's commercial loans carry variable interest rates equal to an underlying index rate plus a margin. However, Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2022, the commercial loan portfolio consisted of 67.8% in variable interest rate loans and 32.2% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower's anticipated future cash flows will be adequate to service both interest and principal due.
Peoples Bank also originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, the customer synthetically fixes the rate on the variable rate loan. Peoples Bank offsets its exposure in each such swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative instrument.
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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the "CARES Act"), was signed into law on March 27, 2020, to provide national emergency economic relief measures. The CARES Act amended the loan program of the Small Business Administration (the "SBA"), in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the "PPP"), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These economic relief measures were extended through the enactment in December 2020 of the omnibus federal spending and economic stimulus legislation title the Consolidated Appropriations Act, 2021 (the "CAA"). The PPP loan program ended on May 31, 2021, meaning no new PPP loans have been originated since this date. As of December 31, 2022, Peoples had $2.4 million aggregate principal amount, net of deferred fees, in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to $87.1 million at December 31, 2021 (including $23.4 million acquired in the merger with Premier Financial Bancorp, Inc. (“Premier” and the "Premier Merger")).
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset purchases, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. Also included in commercial and industrial loan balances are the PPP loans. At December 31, 2022, commercial and industrial loans comprised 19.0% of Peoples Bank's total loan portfolio, compared to 19.9% at December 31, 2021.
Commercial Real Estate Loans
Peoples Bank's portfolio of commercial real estate loans comprised 30.2% of total loans at December 31, 2022, and 34.7% at December 31, 2021. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes multifamily complexes, office buildings and complexes, retail facilities, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.

Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank's construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 5.2% of Peoples Bank's total loan portfolio at December 31, 2022 and 4.7% at December 31, 2021.
Construction financing is generally considered to involve higher credit risk than other types of loans since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of a property's value upon completion proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sale of the developed real estate. Additional risk exists in these cases as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Insurance Premium Finance Loans
Peoples Bank's portfolio of insurance premium finance loans comprised 3.4% of total loans at December 31, 2022, and 3.0% at December 31, 2021, with the portfolio having been acquired during 2020. The insurance premium finance loans are originated through independent insurance agency partners nationwide and provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 10%-20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.
Commercial Equipment Leases and Equipment Financing Agreements
Peoples Bank originates leases and equipment financing agreements through its North Star Leasing division and through its wholly-owned subsidiary Vantage. Peoples Bank's portfolio of leases comprised 7.3% of total loans at December 31, 2022, and 2.7% at December 31, 2021.
Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements primarily to small businesses throughout the U.S. These leases transfer substantially all of the benefits and risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded as leases on Peoples' Consolidated Balance Sheet. Revenue is recognized as a constant percentage return on the lease's carrying value. Lease origination costs are deferred and amortized as an adjustment of the related lease's yield.
Based in Excelsior, Minnesota, Vantage underwrites, originates and services primarily technology equipment leases to medium and large businesses throughout the U.S. These leases transfer substantially all of the benefits and risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded as leases on Peoples' Consolidated Balance Sheet. Revenue is recognized as a constant percentage return on the lease's carrying value. Lease origination costs are deferred and amortized as an adjustment of the related lease's yield.
Residential Real Estate Loans
Peoples Bank's portfolio of residential real estate loans comprised 15.4% of total loans at December 31, 2022, and 17.2% at December 31, 2021. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $2.1 million of residential real estate loans held for sale and was servicing $392.4 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, at December 31, 2022. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
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
Residential real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney's opinion of the title or a title insurance policy. Peoples Bank requires insurance, with Peoples Bank named as the mortgagee and loss payee. Peoples Bank requires evidence of insurance at the time of the loan closing. Additionally, Peoples Bank has a blanket insurance policy to cover loans secured by real estate with outstanding balances of less than $1.0 million that do not include an insurance escrow account. For loans secured by real estate with outstanding balances over $1.0 million or those that include an insurance escrow account, Peoples Bank force-places an insurance policy to cover the residential real estate loan when the borrower fails to maintain adequate insurance. Licensed appraisals are required for all residential real estate loans, and are completed by an independent third party. A compliance officer assigned to the line of business is responsible for working with the management team to identify, implement and test regulatory compliance controls.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2022, outstanding home equity lines of credit comprised 3.8% of Peoples Bank's total loans, compared to 3.7% at December 31, 2021. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term of the loan and fixed rate installment loans with five-year to 20-year terms. At December 31, 2022, Peoples Bank's home equity loan portfolio consisted of 99.0% in variable interest rate loans and 1.0% in fixed interest rate loans. Peoples Bank also offers a home equity line of credit product whose terms include a fixed rate for the first five years, which converts to a variable interest rate for the remaining five years. At December 31, 2022, 24.8% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $44.1 million and $64.8 million, respectively, and a weighted-average remaining maturity of 5.5 years. The average original loan amount under these convertible rate home equity lines of credit was $96,000 at December 31, 2022.
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
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2022, consumer indirect loans comprised 13.4% of Peoples Bank's total loan portfolio, compared to 11.8% at December 31, 2021.
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
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 2.3% of Peoples Bank's total loan portfolio at each of December 31, 2022 and December 31, 2021.
Overdraft Privilege
Peoples Bank grants Overdraft Privilege to qualified customers. Overdraft Privilege is a service that provides overdraft protection to deposit customers, both individual and business, by establishing an Overdraft Privilege amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an Overdraft Privilege amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt out of Overdraft Privilege offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their Overdraft Privilege limit, with each item being charged Peoples Bank's regular overdraft fee, with a maximum of five charges per day when the customer's account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Overdraft Privilege is designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and "check cashing stores." Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Overdraft Privilege to ATM and one-time debit card transactions. While Overdraft Privilege generates fee income, these fees may be offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with net charge-offs, was included in determining Peoples Bank's allowance for credit losses. At December 31, 2022, the unfunded commitment related to Overdraft Privilege was $70.9 million.
Investment Activities
At December 31, 2022, investment securities comprised 24.2% of Peoples' total assets, compared to 23.8% at December 31, 2021. The majority of Peoples' investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2022 included agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision in the U.S. and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
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
Funding Sources
Peoples' primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term borrowings and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples also hedges 90-day brokered deposits with interest rate swaps as part of its funding strategy. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. Peoples' funding sources are managed through Peoples' asset-liability management process and monitored by the ALCO, which is discussed further in the "Interest Rate Sensitivity and Liquidity" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
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
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit ("CDs") through the Certificate of Deposit Account Registry Service ("CDARS") program and money market deposit accounts through the Insured Cash Sweep Services ("ICS") network. Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain "one-way buy" CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source, and these deposits are classified as brokered deposits in "Note 8 Deposits."
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs, and has the ability, if determined to be appropriate, to obtain deposits from deposit brokers. These deposits are used to supplement Peoples Bank's deposits to fund loans originated to customers located outside Peoples Bank's primary market area, as well as provide diversity in funding sources as they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds. Additionally, in recent years, Peoples has issued brokered deposits to fund fixed-rate interest rate swaps.
Additional information regarding the amounts and composition of Peoples Bank's deposits can be found in the "Deposits" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 8 Deposits."
Borrowed Funds
Peoples obtains funds through a variety of short-term borrowings and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples' daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples' borrowed funds can be found in the "Borrowed Funds" section of "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K and in "Note 9 Short-Term Borrowings" and "Note 10 Long-Term Borrowings."
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies ("fintechs"), insurance agencies and mutual fund providers. Competition within the financial services and insurance industries continues to increase as a result of mergers between, and expansion of, financial services and insurance providers within and outside of Peoples' primary market areas. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned "Supervision and Regulation – Bank Holding Company Regulation") has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure. In addition, fintechs are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
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
Human Capital Resources
At December 31, 2022, Peoples had 1,267 full-time equivalent employees, compared to 1,188 at December 31, 2021. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as other various programs and benefits. Peoples has also implemented a $15 minimum wage throughout the organization and all associates are at or above this threshold as of January 2023. Peoples Bank has been recognized by Newsweek as one of America’s Best Banks 2023 and Peoples Bank has been recognized as a Best Bank to Work For by American Banker in each of 2021 and 2022.
Peoples strives to be an inclusive and diverse workplace, free of harassment, and encourages employees to voice their opinions. Peoples works to attract and retain top quality talent, and in doing so, promotes a learning environment where positive constructive feedback can be given at any level of the organization. Employees are encouraged to communicate their thoughts, whether it is with a co-worker, management or the Human Resources Department. Peoples also provides an anonymous ethics hotline for employees to report any issues that they may feel uncomfortable reporting to management. Peoples maintains many reward programs for employees and management to recognize contributions by individuals and teams within the organization. Peoples provides internal training throughout the organization, as well as opportunities to attend external and online training events. Managers complete quarterly performance reviews with employees, and semi-annual employee satisfaction pulse surveys are completed. Peoples tracks and monitors employee turnover and executes exit interviews to better understand why employees choose to leave the organization.
Peoples maintains a high level of commitment to its communities, which is shown both through employees volunteering and with donations made to many organizations within the Peoples footprint.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks "Peoples Bank (with logo)," "Peoples Bancorp," "Peoples Bank," Peoples in motion logo consisting of three arched ribbons, "Working Together. Building Success.", "Peoples Insurance (with logo)", "Peoples Investment Services", “Peoples Premium Finance”, “North Star Leasing” and "peoplesbancorp.com" with the U.S. Patent and Trademark Office (the "USPTO"). Peoples has submitted an application to register "Vantage Financial" as a trademark, but has yet to receive final approval. Additionally, Peoples is the owner of "tradeIT", a registered service mark of Vantage. These service marks currently have expiration dates ranging from 2022 to 2031.
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
Peoples has proprietary interests in the Internet domain names "pebo.com", “peoplespf.com”, “northstarleasing.com”, “vantagefncl.com” and "peoplesbancorp.com." Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the "DIF") of the Federal Deposit Insurance Corporation (the "FDIC") and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. Such laws and regulations may also restrict Peoples' ability to repurchase its common shares or to receive dividends from Peoples Bank, and may impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples' business. This discussion is qualified in its entirety by reference to such regulations and statutes.
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
Various requirements and restrictions under the laws of the U.S, and the states of Ohio, Kentucky, West Virginia, Virginia, Washington, D.C., Maryland, Minnesota, Vermont and Missouri affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations that are designed to prevent unfair, deceptive and abusive acts and practices and that ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services also affect the services provided by Peoples Bank.
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
Federal Home Loan Bank
Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances. As a member of the FHLB, Peoples Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of a loan or an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act of 1977, as amended (the "CRA"), and the member's record of lending to first-time homebuyers.
Federal Deposit Insurance Corporation ("FDIC")
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank's deposits are insured up to applicable limits by the DIF of the FDIC and Peoples Bank is subject to deposit insurance assessments to maintain the DIF. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the U.S. government.
As insurer, the FDIC is authorized to conduct examinations of and to require routine reporting by insured institutions, including Peoples Bank, to prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a threat to the DIF, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.
Insured depository institutions are required to remit quarterly deposit insurance premiums to the FDIC, which are used to fund the DIF. Insurance premiums for each insured depository institution are determined based upon the institution's capital level and supervisory rating provided to the FDIC by the institution's primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the DIF by the insured depository institution. The assessment rate determined by considering such information is then applied to the amount of the insured depository institution's average assets minus average tangible equity to determine the insured depository institution's insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected insured depository institution, depending on the amount of the increase.
The FDIC assesses a quarterly deposit insurance premium on each insured depository institution based on perceived risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less that $10.0 billion of total assets are based on financials measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations. The FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the "Dodd-Frank Act"). The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10.0 million of the increase in statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment ratio on all banks, they imposed a surcharge on banks with assets of $10.0 million or more to be paid until the DRR reached 1.35%. At September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10.0 billion. On June 30, 2020, the DRR fell below the statutory minimum to 1.30%. This resulted in the FDIC adopting a restoration plan designed to restore the DRR to 1.35% within eight years, by September 30, 2028. As part of this restoration plan, all scheduled assessment rates for all insured institutions were maintained.
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points (from three basis points to five basis points), applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. As of December 31, 2022, the DRR remains below the statutory minimum of 1.35%.
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
Section 1102 of the CARES Act amended the loan program of the SBA, in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the CAA, which that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the "HHSB Act"). Among other things, the HHSB Act renewed the PPP, allocating $284.5 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. The PPP program ended May 31, 2021 and no new loans can be originated under that program.
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
In October 2021, effective in November 2021, the FDIC issued a final rule to incorporate the Community Bank Leverage Ratio rule into the Real Estate Lending Standards. This rule calculates the ratio of loans in excess of the supervisory loan-to-value limits ("LTV Limits") using Tier 1 capital plus the appropriate allowance for credit losses in the denominator. This rule was adopted to allow a consistent approach for calculating the ratio of loans in excess of the supervisory LTV Limits at all FDIC supervised institutions, and to avoid any regulatory burden that could arise if an FDIC supervised institution subsequently decides to switch between different capital frameworks.
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
In order to be "well capitalized," a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a tier 1 leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples' management believes that Peoples Bank meets the ratio requirements to be deemed "well capitalized" according to the guidelines described above. Additional information regarding Peoples' regulatory matters can be found in "Note 17 Regulatory Matters."
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
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. The most recent performance evaluation by the Federal Reserve Board (which was Peoples Bank's primary federal banking regulator at the time of the examination) of Peoples Bank was conducted in 2021 and resulted in an overall rating of "Outstanding."
Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank's ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank's total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of Peoples Bank's net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the Federal Reserve Board. Peoples Bank's regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank's total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to "Note 17 Regulatory Matters."
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
The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company's or bank holding company's capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the financial holding company's or bank holding company's financial health, such as by borrowing.
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
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020, which became fully effective on October 20, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. In August 2021, the court overseeing the litigation challenging the Final Small Dollar Rule found in the CFPB's favor, and ordered the compliance date to be 286 days after the final judgment. In October 2022, the Fifth Circuit Court of Appeals reversed the lower court's decision and vacated the Final Small Dollar Rule. In November 2022, the CFPB filed a petition for a writ of certiorari with the U.S. Supreme Court seeking an expedited review of the appellate court decision.
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
The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In light of the changing conditions in the U.S. economy, including with respect to inflation and the failure of the federal government to raise the federal debt ceiling, the money markets and the activities of monetary and fiscal authorities, Peoples can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.
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
Public companies will be required, once stock exchanges adopt additional listing requirements under the Dodd-Frank Act and rules adopted by the SEC in October 2022, to adopt and implement "clawback" policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. Peoples has implemented a clawback policy and it is posted under the "Corporate Overview – Governance Documents" tab of the "Investor Relations" page of Peoples' Internet website.
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
In November 2021, the federal bank regulatory agencies issued a final rule, that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determine a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.
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
Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered incident to the U.S. Department of Homeland Security's Cybersecurity & Infrastructure Security Agency ("CISA") within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.
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
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, also known as "covered funds", subject to a number of exceptions.
In July 2019, the federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Peoples Bank, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, community banks with $10.0 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule's prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.
To the extent that Peoples Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Peoples Bank believes that its activities and relationships comply with such rule, as amended.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Peoples and Peoples' subsidiaries. Peoples believes the nature of the operations of Peoples' subsidiaries has little, if any, environmental impact. As a result, Peoples anticipates no material capital expenditures for environmental control facilities for Peoples' current fiscal year or for the foreseeable future.
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
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. The CARES Act and the CAA were enacted during 2020. These Acts provided significant funding for PPP loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. The PPP loan program expired on May 31, 2021 and no originations have been permitted after this date. Additionally, in September 2021, guidance issued for the reporting of troubled debt restructurings expired and no COVID-19-related deferments remained as of September 30, 2021. There were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
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
Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond Peoples’ control may adversely affect Peoples Bank’s deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank’s borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Disruptions in U.S. and global financial markets and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples’ earnings and capital, as well as the ability of Peoples Bank’s customers to repay loans.
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
The continued impact on economic conditions caused by rising inflation and increases in market interest rates could have an adverse effect on Peoples' asset quality, deposit levels and loan demand, and, therefore, Peoples' financial condition and results of operations. Because a significant amount of Peoples Bank's loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples Bank's ability to sell the collateral upon foreclosure.
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
Peoples’ net interest income, lending activities, deposits and profitability could be negatively affected by continued rising interest rates. A prolonged period of extremely volatile and unstable market conditions has the potential to increase Peoples’ funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples’ assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples’ assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples’ net income, results of operations and financial condition. Peoples cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on Peoples activities and financial results.
See the sections captioned “Net Interest Income” and “Interest Rate Sensitivity and Liquidity” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K for further discussion related to Peoples’ interest rate risk.
•Changes in market rates and economic conditions could cause the interest rate swaps Peoples Bank has entered into to become ineffective.
The accounting treatment of the interest rate swaps entered into by Peoples as part of Peoples' interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. At December 31, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $125.0 million were designated as cash flow hedges of brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. At December 31, 2022, the termination value of derivative financial instruments in a net liability position was $28.5 million, which included accrued interest but excluded any adjustment for nonperformance risk. At December 31, 2022, Peoples had no collateral posted with our derivative counterparties. In addition, our derivative financial counterparties had $20.9 million of cash pledged and $2.5 million of investment securities pledged at December 31, 2022. If Peoples had breached any of the provisions of the derivative financial instruments at December 31, 2022, Peoples could have been required to settle our obligations under the derivative financial agreements at the termination value.
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on Peoples' results of operations and financial condition.
The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for Peoples and our clients and counterparties. Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Peoples' results of operations and financial condition.
For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. Although the length, impact and outcome of the ongoing war in Ukraine is highly unpredictable, this conflict has resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and Peoples' business for an unknown period of time.
Any of the above-mentioned factors could affect Peoples' business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.
•A transition away from the London Interbank Offered Rate ("LIBOR") as a reference rate for financial instruments could negatively impact Peoples' income and expenses, and the value of various financial instruments.
LIBOR was used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivative financial instruments. LIBOR is set based on interest rate information reported by certain banks, which are set to stop reporting such information after June 30, 2023. In the U.S., the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”) as the set of alternative U.S. dollar reference interest rates. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate.
These differences could lead to a greater disconnect between Peoples’ costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.
Peoples has a significant number of loans, derivative financial instruments, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under financial instruments referencing new rates will differ from those referencing LIBOR. The transition will change Peoples’ market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with Peoples’ customers could adversely impact our reputation.
Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, Peoples ceased originating LIBOR-based products and began originating SOFR indexed products. Peoples will continue to transition all remaining LIBOR-based products to SOFR-based products. Peoples will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates, if necessary and as needed. Although Peoples is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on Peoples’ business, financial condition and results of operations.
•The economic impact of COVID-19 or any other pandemic could adversely affect Peoples' business, financial condition, liquidity, and results of operations.
COVID-19 has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The extent to which COVID-19 will continue to impact Peoples’ business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.
As of December 31, 2022, Peoples held and serviced PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. Substantially all of Peoples' PPP borrowers have applied for and received full or partial forgiveness. The remaining PPP balance is not considered material to Peoples' financial statements.
Business Operations Risks
•Peoples is exposed to operational risk.
Similar to any large organization, Peoples is exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, cybersecurity risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
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

Negative public opinion can result from Peoples’ actual or alleged conduct in any number of activities, including lending practices, corporate governance, acquisitions, social media and other marketing activities, and the implementation of environmental, social, and governance practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect Peoples’ ability to attract and keep customers, could expose Peoples to potential litigation or regulatory action, and could have a material adverse effect on the price of Peoples’ common shares or result in heightened volatility.
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples is) or that Peoples' (or our vendors’) consumer compliance business continuity, and data security systems will prove to be inadequate.
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
Moreover, Peoples relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools, and providers of electronic payment and settlement systems, as well as local and federal governmental agencies, offices, and courthouses. In light of the measures developed in the response to the pandemic, many of these entities have limited and may continue to limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the underlying collateral. Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties. If the third-party service providers continue to have limited capacities for a prolonged period, or if additional limitations or potential disruptions in these services materialize, it may negatively affect Peoples' operations.
•Failures or material breaches in security of Peoples' systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on Peoples' results of operations and financial condition and the price of Peoples' common shares.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples’ dependence upon automated systems to record and process Peoples’ transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not become inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-party service providers. Peoples’ inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples’ business operations. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access the business' own information and is presented with a demand to pay a ransom in order to once again have access to the business' information. Peoples could be adversely affected if one of our employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates Peoples’ operations or systems. Peoples may not be able to prevent employee or third-party errors or misconduct, and the precautions Peoples takes to detect this type of activity might prove ineffective. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples is). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
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
Peoples has implemented security controls to prevent unauthorized access to our computer systems, and Peoples requires that our third-party service providers maintain similar controls. However, Peoples’ management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use such confidential information to compete with Peoples. While Peoples maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Peoples’ cyber insurance coverage.
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
All of the types of cybersecurity incidents discussed above could result in damage to Peoples’ reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of Peoples’ common shares, all of which could result in financial loss and material adverse effects on Peoples’ results of operations and financial condition.
•Noncompliance with the BSA and other anti-money laundering statutes and regulations could cause Peoples to incur a material financial loss.
The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, the U.S. Drug Enforcement Administration, and the U.S. Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
For a more complete discussion of the BSA, the USA Patriot Act and the AMLA as well as OFAC, see the section captioned "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
•Peoples' business could be adversely affected through events impacting third parties who perform significant operational services on behalf of Peoples.
The third parties performing operational services for Peoples are subject to risks similar to those faced by Peoples relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community bank organizations, Peoples relies, in significant part, on a single vendor for the systems which allow Peoples to provide banking services to Peoples’ customers, with the systems being maintained on Peoples' behalf by this single vendor.
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
Additionally, regulatory guidance adopted by federal and state bank regulators addressing how banks select, engage and manage their third-party relationships, could affect the circumstances and conditions under which Peoples works with third parties and the cost of managing such relationships.
•Peoples' failure to be in compliance with any material provision or covenant of its debt instruments could have a material adverse effect on Peoples' liquidity and operations.
Peoples has a Loan Agreement (the "U.S. Bank Loan Agreement") with the U.S. Bank National Association that provides Peoples with a revolving line of credit. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples' operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples' ability to comply with the covenants contained in the U.S. Bank Loan Agreement may be affected by events beyond Peoples' control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of such covenants, or alternative sources of financing. Peoples' ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
Peoples' risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples' commercial borrowers and the financial circumstances of Peoples' consumer borrowers. The current economic conditions, inflation, increases in interest rates, and political climate could cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage, auto and other consumer loan payments, and overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples' customers to be unable to make scheduled loan payments.
Additional information regarding Peoples' credit exposure concentration at December 31, 2022 can be found in the section captioned "Loan Concentration" in "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Form 10-K.
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
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-13 "Financial Instruments – Credit Losses", which replaced the incurred loss model with the CECL model, an expected loss model, and Peoples adopted this guidance in 2020. Under the CECL model, Peoples is required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions used by Peoples in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Peoples' financial condition and results of operations. Additionally, the time horizon over which Peoples is required to estimate future credit losses expanded under CECL, which could result in increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.
•Peoples' accounting estimates and risk management processes rely on analytical and forecasting models.
The processes Peoples uses to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on Peoples' financial condition and results of operations, depend upon the use of analytical and, in some cases, forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the model may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the model Peoples uses for interest rate risk and asset-liability management is inadequate, Peoples may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the model used by Peoples for determining our expected credit losses is inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the model used by Peoples to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Peoples could realize upon sale or settlement of such financial instruments. Any such failure in Peoples' analytical or forecasting models could have a material adverse effect on Peoples' business, financial condition and results of operations.
•Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but such capital may not be available when needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal bank regulators have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support the businesses or to finance acquisitions, if any, or for other unanticipated reasons. The ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of Peoples' control. Therefore, there can be no assurance that additional capital will be available or that additional capital will be available on acceptable terms. The inability to raise additional capital may have a material adverse effect on Peoples' financial condition, results of operations or potential acquisitions.
•Peoples and Peoples Bank operate in a highly regulated industry, and the laws and regulations that govern Peoples’ operations, corporate governance, executive compensation and financial accounting, or financial reporting, including changes in, or failure to comply with, such laws and regulations may adversely affect Peoples.
The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect Peoples' shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, restrict the ability of Peoples Bank to guarantee Peoples' debt, and impose limitations on Peoples Bank's business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples Bank can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. generally accepted accounting principles ("US GAAP"). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations, and the intensity of the supervision to which Peoples is subject, have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit our ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect the results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.
•Peoples may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Peoples’ future success depends, in part, upon our ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. Peoples may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to Peoples' customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect Peoples’ growth, revenue and net income.
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
Although Peoples has paid dividends on our common shares in the past, Peoples may, at the discretion of Peoples' Board of Directors, reduce or eliminate dividends in the future, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples' subsidiaries. Peoples receives nearly all of our liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples' common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on our business. Further discussion of Peoples' ability to pay dividends can be found under the caption "Supervision and Regulation – Dividend Restrictions" in "ITEM 1 BUSINESS" of this Form 10-K and "Note 17 Regulatory Matters."
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
•Peoples had identified a material weakness in our internal control over financial reporting as of December 31, 2021, which was remediated as of December 31, 2022. If Peoples fails to maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
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
With the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, management identified control deficiencies during the fiscal year ended December 31, 2021, that constituted a material weakness as described within “ITEM 9A. CONTROLS & PROCEDURES” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Peoples has taken measures to remediate the material weakness described herein and believes that it has been remediated. However if management identifies additional material weaknesses or significant deficiencies in Peoples' internal controls or disclosure controls, Peoples may be unable to provide required financial information in a timely and reliable manner and Peoples may incorrectly report financial information. If the financial statements are not filed on a timely basis, Peoples could be subject to adverse action by shareholders, Nasdaq, the SEC or other regulatory authorities. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect Peoples' reputation or investor perceptions, which could have a negative effect on the trading price of Peoples' common shares. In addition, Peoples may incur additional costs to remediate material weaknesses or significant deficiencies in Peoples' internal control over financial reporting.
People's management cannot make assurances that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In the future, current controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of the financial statements.
Legislative, Regulatory and Tax Change Risks
•Legislative or regulatory changes or actions could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Board, the FDIC and the CFPB. These regulations are primarily intended to protect depositors and the DIF, not Peoples' shareholders. Peoples' non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
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
•Regulatory capital standards may have an adverse effect on our profitability, lending, and ability to pay dividends.
Peoples is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected. The Basel III capital framework requires us to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. Satisfying capital requirements may require us to limit our banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect our business, financial condition and results of operations.
•Increases in FDIC insurance premiums may have a material adverse effect on Peoples' earnings.
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The DIF is funded by fees assessed on insured depository institutions, such as Peoples Bank. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples' results of operations and ability to continue to pay dividends on our common shares at the current rate or at all.
In October 2022, FDIC Board adopted as final, and without change, an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. There can be no assurance that assessments may not be changed again in the future. Federal deposit insurance is described in more detail in the section captioned "Supervision and Regulation" in "ITEM 1 BUSINESS" of this Form 10-K.
Strategic Risks
•Peoples' ability to complete acquisitions and integrate completed acquisitions may be unsuccessful or more difficult, time-consuming or costly than expected, which could have an adverse effect on Peoples' business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of our business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and our competitors may have greater resources to pay such acquisition prices. In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. If Peoples fails to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interest.
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
Peoples has significant investments in financial service office premises and equipment for our financial service office network, including 13 financial service offices, which consist of loan production offices ("LPO") and limited service locations, as well as our retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including ATMs and other equipment, as well as changing customer preferences for these other methods of accessing Peoples’ products and services, could affect the value of Peoples’ financial service office network or other retail distribution assets and may cause Peoples to change our retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce our remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain and other "fintech" technologies could result in additional changes in Peoples’ retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform Peoples’ retail distribution channel.
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
•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to Peoples’ environmental, social and governance practices may impose additional costs on Peoples or expose Peoples to new or additional risks.
Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for Peoples as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
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
Peoples and our subsidiaries may be involved from time to time in a variety of litigation arising out of each entity's respective business. The risk of litigation increases in times of increased troubled loan collection activity. Peoples' insurance may not cover all claims that may be asserted against Peoples and our subsidiaries, and any claims asserted against them, regardless of merit or eventual outcome, may harm their respective reputations. Should the ultimate judgments or settlements in any litigation exceed the applicable insurance coverage, they could have a material adverse effect on Peoples' financial condition, results of operations and cash flows. In addition, Peoples or one of our subsidiaries may not be able to obtain appropriate types or levels of insurance in the future or to obtain adequate replacement policies with acceptable terms.
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
•Economic and other conditions may cause volatility in the price of Peoples’ common shares.
The price of Peoples’ common shares can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Peoples’ quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to Peoples; new technology used or services offered by Peoples’ competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry, and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and external events, including terrorist attacks, increased inflation, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the price of Peoples’ common shares to decrease, regardless of Peoples’ operating results.
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
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 2 PROPERTIES
Peoples' sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2022, Peoples Bank operated 65 offices in Ohio, 29 offices in West Virginia, 23 offices in Kentucky, 2 offices in Virginia, 3 offices in Washington D.C., 1 office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont. Of these 125 offices, 27 are leased and the rest are owned by Peoples Bank.
Peoples Bank's subsidiary, Peoples Insurance rents office space in various Peoples Bank offices, and also leases office space from third parties in Inez, Louisa, and Pikeville, Kentucky. Peoples Bank's subsidiary, Vantage, rents office space in Excelsior, Minnesota.

Rent expense on the leased properties totaled $3.3 million in 2022 and $2.0 million in 2021, which excludes intercompany rent expense. The following properties have a lease term expiring on or before June 2024:

Location	Address	Lease Expiration Date
Athens - Mall Office	801 East State Street, Athens, Ohio	June 2024 (a)
Beachwood	24400 Chagrin Boulevard, Beachwood, Ohio	September 2023 (a)
Beckley LPO	300 N Kanawha St STE 207, Beckley WV	February 2023 (c)
Chevy Chase	5530 Wisconsin Ave STE 105, Chevy Chase, MD	September 2023 (e)
Cincinnati West LPO	6701 Ruwes Oak Dr, Cincinnati, OH	February 2023 (a)
Lancaster Fair Ave	2211 West Fair Avenue, Lancaster, Ohio	March 2023 (d)
Louisa Insurance	306 Commerce Drive, Louisa, KY	December 2023 (f)
Milford LPO	151 Castleberry Ct., Milford, OH	June 2024 (b)
Nelsonville	951 Canal Street, Nelsonville, Ohio	January 2024 (a)
North Canton LPO	125 S. Main Street, North Canton, OH	July 2023 (d)
Vanceburg AA Highway	67 Commercial Dr STE 3, Vanceburg, KY	February 2023 (a)
Washington DC LPO	1130 Connecticut Ave, Washington, DC	August 2023 (a)
Worthington LPO	250 E. Wilson Bridge Rd., Suite 230, Worthington, Ohio	March 2024 (a)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement has one three-year extension remaining.
(c) Current lease agreement will change to a month-to-month lease upon expiration.
(d) Current lease has one one-year extension remaining.
(e) Current lease agreement has one five-year extension remaining.
(f) Current lease agreement has three three-year extensions remaining.

Peoples considers its offices and related facilities to be suitable and adequate for the present needs of Peoples and its subsidiaries. Peoples evaluates on a continuing basis the suitability and adequacy of its offices and related facilities, and has opened, relocated, remodeled or closed them as appropriate to maintain efficient and attractive premises.
Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from "Note 5 Bank Premises and Equipment."
ITEM 3 LEGAL PROCEEDINGS
Peoples or one of its subsidiaries from time to time is engaged in various litigation matters including the defense of claims of improper loan or deposit practices or lending violations. In addition, in the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on management's current knowledge and after consultation with legal counsel, Peoples' management believes that damages, if any, and other amounts related to pending legal proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples' common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2022, Peoples had 4,104 shareholders of record.
Peoples plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in "Note 17 Regulatory Matters," as well as in the section captioned "Supervision and Regulation – Dividend Restrictions" of "ITEM 1 BUSINESS" of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by "affiliated purchasers" as defined in Rule 10b-18(a)(3) under the Exchange Act, as amended, of Peoples' common shares during the three months ended December 31, 2022:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2022	8,664	(1)	$28.99	(1)	8,664	$22,606,290
November 1 – 30, 2022	925	(2)	$29.89	(2)	—	$22,606,290
December 1 – 31, 2022	—		$—		—	$22,606,290
Total	9,589		$29.07		8,664	$22,606,290
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021. There were 8,664 common shares repurchased under the share repurchase program during October 2022.
(2)Information includes 925 common shares purchased in open market transactions during November 2022 by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.

Performance Graph
The following Performance Graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples' common shares, based on an initial investment of $100 on December 31, 2017, and assuming reinvestment of dividends, against three indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 2,000 in order of descending market capitalization in the Russell 3000 Index. The second is the KBW Nasdaq Bank Index, which is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S. The KBW Nasdaq Bank Index includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions. The third is the Russell 2000 Financial Services Index, which is comprised of the financial services companies within the Russell 2000 Index and is presented for comparative purposes to Peoples' immediately preceding fiscal year. Peoples' believes the KBW Nasdaq Bank Index more accurately compares the five-year cumulative total shareholder return to Peoples' banking peers than the Russell 2000 Financial Services Index, which includes non-banking financial service institutions.

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG PEOPLES BANCORP INC., RUSSELL 2000 INDEX, KBW NASDAQ BANK INDEX AND RUSSELL 2000 FINANCIAL SERVICES INDEX

$175.00
$150.00
$125.00
$100.00
$75.00
2017
2018
2019
2020
2021
2022
Peoples Bancorp Inc.
Russell 2000 Index
KBW Nasdaq Bank Index
Russell 2000 Financial Services Index

	At December 31,
	2017	2018	2019	2020	2021	2022
Peoples Bancorp Inc.	$100.00	$95.23	$114.22	$94.49	$116.07	$108.36
Russell 2000 Index	$100.00	$88.97	$111.65	$133.90	$153.70	$122.25
KBW Nasdaq Bank Index	$100.00	$82.29	$112.01	$100.46	$138.97	$109.23
Russell 2000 Financial Services Index	$100.00	$89.07	$110.53	$108.27	$140.50	$118.59

ITEM 6 [RESERVED]
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "estimate," "may," "feel," "expect," "believe," "plan," "will," "will likely," "would," "should," "could," "project," "goal," "target," "potential," "seek," "intend," "continue," "remain," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:
(1)the magnitude and continued duration of the recovery from the COVID-19 pandemic and its ongoing impact on the global economy and financial market conditions and Peoples’ businesses, results of operations and financial conditions;
(2)ongoing increasing interest rate policies, changes in the interest rate environment due to economic conditions related to the COVID-19 pandemic or other factors and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(3)the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
(4)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the ongoing increasing interest rate policies of the Federal Reserve Board, the completion and successful integration of planned acquisitions, including the recently-completed Premier Merger, the recently-completed acquisition of Vantage and the pending Limestone Merger, and the expansion of commercial and consumer lending activities;
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
(8)local, regional, national and international economic conditions (including the impact of potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners) and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
(9)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;
(10)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties' performance and creditworthiness generally, which may be less favorable than expected in light of recent inflationary pressures and adversely impact the amount of interest income generated;
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
(16)adverse changes in the conditions and trends in the financial markets, including recent inflationary pressures, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
(17)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
(18)Peoples' ability to receive dividends from Peoples' subsidiaries;
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
(23)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and Peoples' subsidiaries are highly dependent;
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
(32)Peoples' ability to integrate the NS Leasing, LLC ("NSL") and Vantage acquisitions, the Premier Merger, and the pending Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
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
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at approximately $208.2 million at the time of the announcement. The Limestone Merger is expected to close in the second quarter of 2023, subject to the satisfaction of closing conditions, including regulatory approvals. As of December 31, 2022, Peoples had recognized $0.6 million in acquisition-related expenses associated with this pending transaction.
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite. Total consideration for this transaction was $4.4 million. Peoples recognized intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
◦On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage's lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Peoples Bank paid cash consideration of $54.0 million and also repaid approximately $28.9 million in recourse debt on behalf of Vantage. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide array of industries. Upon completion of the transaction, Vantage became a subsidiary of Peoples Bank. As a subsidiary, Vantage has continued to operate under the name Vantage Financial, which leverages Vantage's strong brand recognition within the equipment finance industry. Peoples recorded goodwill in the amount of $27.2 million and other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦On September 17, 2021, Peoples completed the Premier Merger. Premier merged and Premier's wholly-owned subsidiaries, Premier Bank and Citizens Deposit Bank & Trust, subsequently merged into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction resulting in the issuance of 8,589,685 common shares valued at $261.9 million. At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.2 billion in loans and $1.8 billion in deposits and recorded $66.9 million in goodwill and $4.2 million in other intangible assets in connection with the Premier Merger.
◦On May 4, 2021, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency located in Pikeville, Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Justice & Stamper Insurance Agency, Inc. Total consideration for this transaction was $325,000, less any adjustments pursuant to adverse claims incurred or sustained by or imposed by Peoples Insurance. Peoples recorded customer relationship intangible assets of $230,000 and goodwill of $46,000, related to this transaction.
◦On March 31, 2021, Peoples acquired the equipment finance and leasing business of NSL. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank, on April 1, 2021. Peoples Bank acquired assets comprising NSL's equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.5 million, plus a potential earn-out payment to NSL of up to $3.1 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangible assets of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.

◦Peoples began originating loans during the second quarter of 2020 and continued to originate loans during the first five months of 2021 under the loan guarantee program created under the CARES Act, called the PPP. These loans were targeted to provide small businesses with financial support to cover payroll and certain other specified types of expenses for a specified period of time. Loans made under the PPP are fully guaranteed by the SBA. Additional information can be found later in this discussion under the caption “FINANCIAL CONDITION - COVID-19 Loan Impacts." As of December 31, 2022, Peoples had $2.4 million aggregate principal amount, net of deferred fees, in PPP loans outstanding, which were included in commercial and industrial loan balances, compared to $87.1 million at December 31, 2021 (including $23.4 million acquired in the Premier Merger). Peoples recognized interest income of $2.2 million for deferred loan fees/cost accretion and $0.3 million of interest income on PPP loans during 2022, compared to interest income of $13.0 million for deferred loan fees/cost accretion and $2.3 million of interest income during 2021, and $7.5 million for deferred loan fees/cost accretion and $3.2 million of interest income during 2020.
◦On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. During 2022, Peoples repurchased 263,183 common shares totaling $7.4 million under the share repurchase program. During 2021, Peoples did not repurchase any common shares under the share repurchase program authorized on January 28, 2021. During 2020, Peoples repurchased 1,299,577 of Peoples' common shares through Peoples' then-effective common share repurchase program for a total of $29.3 million. On October 25, 2022, after the announcement of the Limestone Merger, the share repurchase program was paused until the vote to approve the Limestone Merger by shareholders.
◦During 2022, Peoples recorded a recovery of credit losses of $3.5 million, compared to a provision for credit losses of $0.7 million for 2021 and of $26.3 million for 2020. The recovery of credit losses during 2022 compared to the provision for credit losses during 2021 was driven by improvements in economic forecasts, coupled with acquired purchased credit deteriorated ("PCD") loan payoffs.
◦During 2022, Peoples incurred $3.0 million of acquisition-related expenses, compared to $21.4 million for 2021 and $0.5 million for 2020. The acquisition-related expenses in 2022 were related to the Vantage acquisition, the Premier Merger, and the Limestone Merger. The acquisition-related expenses in 2021 were primarily related to the NSL acquisition and the Premier Merger, and the acquisition-related expenses during 2020 were due to the acquisition of Triumph Premium Finance ("Premium Finance").
◦Peoples incurred $185,000 in pension settlement charges in 2022, compared to $143,000 in 2021 and $1.1 million in 2020, due to the aggregate amount of lump-sum distributions to participants in Peoples' defined benefit pension plan exceeding the threshold for recognizing settlement charges during the period.
◦During 2021, Peoples recorded $1.2 million of expenses related to the COVID-19 pandemic and $1.3 million during 2020. During the fourth quarter of 2021, Peoples awarded common shares to all associates who were at the Assistant Vice President level or below. The remainder of the COVID-19-related expenses were primarily related to providing Peoples' employees meals in support of local businesses, assisting employees with childcare and elder care needs, incentivizing employees to be vaccinated and taking extra precautions in cleaning facilities. COVID-19 pandemic-related expenses were immaterial for 2022.
◦On April 3, 2019, Peoples entered into a Loan Agreement with U.S. Bank National Association (the “U.S. Bank Loan Agreement”). A Fourth Amendment to the U.S. Bank Loan Agreement, entered into on March 31, 2022, extended the maturity from April 1, 2022 to March 31, 2023. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦During 2020, Peoples sold restricted Class B Visa stock for a gain of $680,000, which was recorded in "Other non-interest income."
◦Effective July 1, 2020, Peoples completed the business combination under which Peoples Bank acquired the operations and assets of Premium Finance (referred to as the "premium finance acquisition"), a division of TBK Bank, SSB. Based in Kansas City, Missouri, the division operating as Peoples Premium Finance has continued to provide insurance premium financing loans for commercial customers to purchase property and casualty insurance products through its growing network of independent insurance agency partners nationwide. Peoples Bank acquired $84.7 million in loans, at acquisition date, after fair value adjustments. Peoples also recorded $4.3 million of other intangible assets and $5.5 million of goodwill. Total consideration paid for this acquisition was $94.5 million.

◦During 2020, Peoples recognized credits to its FDIC insurance expense as the FDIC issued credits to member banks to offset against the quarterly assessment as a result of the deposit insurance fund reaching its target threshold for smaller banks. These credits were used by Peoples and were fully exhausted during the second quarter of 2020.
◦In an effort to stimulate an economy that was being adversely impacted by the the COVID-19 pandemic, the Federal Reserve Board first lowered the benchmark Federal Funds Target Rate by 50 basis points on March 3, 2020 and then lowered the target rate another 100 basis points at the next FOMC meeting on March 15, 2020. The Federal Funds Target Rate range was 0% - 0.25% as of March 31, 2020 and maintained this rate until March 16, 2022. The Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, to 2.25% to 2.50% on July 27, 2022, to 3.00% to 3.25% on September 21, 2022, to 3.75% to 4.00% on Nov 2, 2022, to 4.25% to 4.50% on Dec 14, 2022, to 4.50% to 4.75% on February 1, 2023, and has stated it anticipates continuing to raise rates in 2023.
The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. A summary of significant accounting policies is contained in "Note 1 Summary of Significant Accounting Policies." While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates and assumptions are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates or assumptions.
Management has identified four accounting policies as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples' Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. The four accounting policies identified were the allowance for credit losses, business combinations, goodwill and fair value measurements. These four accounting policies are described in further detail below.
Allowance for Credit Losses
The allowance for credit losses represents Peoples' estimate of expected credit losses over the expected contractual life of the existing loan portfolio. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns, and reasonable and supportable forecast periods. Peoples identified 19 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
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
Loans that do not share similar risk characteristics are evaluated on an individual basis. The allowance for credit losses related to these specific loans was based on management's estimate of potential losses as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan's observable market price.
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

There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2022 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic conditions could reduce currently estimated cash flows for both commercial and consumer borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
To demonstrate the sensitivity to key economic parameters used in the measurement of the allowance for credit losses at December 31, 2022, management calculated the difference between the modeled allowance for credit losses at December 31, 2022, compared to one based on an adverse scenario. The adverse scenario reflected increases of 100 basis points in both U.S. and Ohio unemployment, and a decline in Ohio Gross Domestic Product of 100 basis points. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in the allowance for credit losses of approximately $5.0 million at December 31, 2022.
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
Based on recent acquisitions, loans and leases acquired through business combinations have comprised the majority of purchase accounting adjustments in arriving at the fair values of acquired assets and liabilities, with the most significant adjustments relating to the creditworthiness of the acquired portfolios. The assumptions and inputs impacting the allowance for credit losses are discussed in the above paragraphs of this section of Management's Discussion and Analysis. Those same judgments drive the measurement of the credit adjustments of acquired loan and lease portfolios when arriving at fair value. For further information regarding business combination accounting, please refer to “Note 20 Acquisitions.”
Goodwill
Peoples records goodwill as a result of acquisitions accounted for under the acquisition method of accounting. Under the acquisition method, Peoples is required to allocate the consideration paid for an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess cost over the fair value of net assets acquired and is not amortized but is tested for impairment when indicators of impairment exist, and, in any case, at least annually. For further information regarding the fair values of assets and liabilities recently acquired in business combinations, please refer to “Note 20 Acquisitions.”
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
At October 1, 2022, management completed a qualitative assessment of goodwill. This test resulted in management concluding it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value.

Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples' business or a significant decline in Peoples' market capitalization. For further information regarding goodwill, refer to "Note 7 Goodwill and Other Intangible Assets."
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
Detailed information regarding fair value measurements can be found in "Note 2 Fair Value of Financial Instruments."
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2022 was $101.3 million, compared to $47.6 million for 2021 and $34.8 million for 2020, representing earnings per diluted common share of $3.60, $2.15 and $1.73, respectively. The increases in 2022 earnings when compared to 2021 and 2020 were driven by increases in net interest income, partially offset by increases in non-interest expenses. Non-core items, and the related tax effect of each, negatively impacted earnings per diluted common share by $0.11 for 2022 compared to $0.85 for 2021 and $0.22 for 2020.
Net interest income increased 47% to $253.4 million for 2022, compared to $172.6 million for 2021, and $138.9 million for 2020. Net interest margin was 3.97% in 2022, compared to 3.40% in 2021 and 3.24% in 2020. The increases in net interest income and net interest margin when compared to 2021 were driven by (i) the Premier Merger and the Vantage acquisition, (ii) organic growth and (iii) increases in market interest rates. Net interest margin increased during 2021 when compared to 2020 largely due to the impact of PPP loan forgiveness and lower funding costs due to customers' maintaining higher cash balances, as well as a higher volume of loans due to the Premier Merger and Premium Finance acquisition coupled with higher-yielding leases acquired from NSL and organic loan growth. Net interest margin in 2020 was impacted by the low interest rate environment and lower investment securities yields, partially offset by premium amortization due to a high level of refinancing activity. Accretion income, net of amortization expense, from acquisitions totaled $11.6 million for 2022, $3.2 million for 2021, and $2.8 million for 2020, adding 19 basis points to the 2022 net interest margin and 7 basis points to each of the 2021 and 2020 net interest margins.
Included in net interest income during 2022, 2021 and 2020 was the impact of the PPP loans. Peoples recognized interest income on deferred loan fees/costs of $2.2 million, $13.0 million and $7.5 million during 2022, 2021 and 2020, respectively, along with $0.3 million, $2.3 million and $3.2 million of interest earned on PPP loans during 2022, 2021 and 2020, respectively.
The recovery of credit losses for 2022 was $3.5 million, compared to provisions for credit losses of $0.7 million for 2021 and $26.3 million for 2020. Net charge-offs for 2022 were $7.3 million, compared to $4.7 million for 2021 and $1.8 million for 2020. Net charge-offs as a percent of average total loans were 0.16% for 2022, 0.13% for 2021 and 0.05% for 2020. The recovery of credit losses during 2022 compared to the provision for credit losses during 2021 was driven by improvements in economic forecasts, coupled with loan pay-offs and sales during certain periods. The lower provision for credit losses recognized in 2021 when compared to 2020 was the result of improvement in loss drivers and Moody's economic outlook published in December 2021. The provision for credit losses recognized in 2020 was due to the impact the COVID-19 pandemic had on the economic forecasts and qualitative factors used in the CECL model.
Total non-interest income for 2022 increased $10.0 million, or 14%, when compared to 2021. The increase was driven by growth of $4.4 million in service charges on deposit accounts and $3.1 million in electronic banking income, primarily attributable to customers added in the Premier Merger. Also contributing to the growth was a $3.0 million increase in lease income due to the Vantage acquisition. Partially offsetting the impact of these 2022 increases when compared to 2021 was a $2.0 million decline in mortgage banking income due to the increased market interest rate environment in 2022 resulting in a lower volume of new loan originations. In 2021, all non-interest income categories were impacted by the Premier Merger, with the exception of mortgage banking income and commercial loan swap fees. Mortgage banking income in 2021 decreased when compared to 2020 due to the volume of refinance activity experienced in 2020 when interest rates declined, which was not repeated in 2021. Swap fee income in 2021 also decreased when compared to 2020 as a result of lower customer demand caused by the sustained lower rate environment in 2021. Total non-interest income for 2020 was largely impacted by a lower level of deposit account service charges, which was driven by the COVID-19 pandemic and the higher balances being maintained by customers throughout 2020.
Total non-interest expense was $207.1 million for 2022, an increase of $23.4 million, or 13%, compared to 2021. The growth was driven by increases of (i) $18.1 million in salaries and employee benefit costs, (ii) $4.6 million in net occupancy and equipment expense, (iii) $3.7 million in data processing and software expenses, and (iv) $3.0 million in intangible asset amortization. These increases were primarily due to growth over the last year, driven by mergers and acquisitions. Partially offsetting the impact of these increases on non-interest expense was a decrease in acquisition-related expenses due to the amount of expenses incurred in connection with the Premier Merger in 2021. Total non-interest expense was $183.7 million for 2021, an increase of $50.0 million compared to 2020. The Premier Merger and the acquisition of NSL increased acquisition-related expenses included in other expenses, professional fees, salaries and employee benefit costs, as well as net occupancy and equipment expenses, and amortization of intangible assets. Included in total non-interest expense during 2022 were certain non-core expenses which included acquisition-related expenses of $3.0 million. Non-core expenses for 2021 included acquisition-related expenses of $21.4 million, COVID-19-related expenses of $1.2 million, contract negotiation expenses of $1.2 million and a Peoples Bank Foundation, Inc. contribution of $0.5 million. Non-core expenses for 2020 included COVID-19-related expenses of $1.3 million, severance expenses and pension settlement charges that totaled $1.1 million each, and acquisition-related expenses of $0.5 million.
Peoples' efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent ("FTE") net interest income, plus total non-interest income, excluding all gains and losses, was 59.6% for 2022, compared to 73.6% for 2021 and 63.9% for 2020. The increase in the efficiency ratio during 2021 was caused by increased non-core expenses discussed above. The efficiency ratio, when adjusted for non-core items, was 58.6% for 2022, 63.5% for 2021 and 61.9% for 2020.
Income tax expense totaled $27.3 million for 2022, compared to $9.4 million for 2021 and $7.9 million for 2020. The effective tax rate for 2022 was 21.3%, 16.5% for 2021 and 18.5% for 2020. The increase for 2022 compared to 2021 was driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions. The variance in income tax expense for 2021 compared to 2020, was the result of higher pre-tax income in 2021 that resulted from the Premier Merger and the NSL acquisition. Income tax expense for 2021 was also impacted by an income tax benefit related to an adjustment from a prior period of $1.1 million.
Total assets increased 2% to $7.21 billion at December 31, 2022, compared to $7.06 billion at year-end 2021. The increase was primarily due to increases of $225.6 million in loan and lease balances and $186.1 million in held-to-maturity investment securities. The increase in the period-end total loan and lease balances was primarily driven by $154.9 million of leases acquired from Vantage and increases of (i) $98.9 million in indirect consumer loans, (ii) $36.7 million in construction loans and (iii) $23.1 million in premium finance loans, partially offset by reductions of $126.6 million in other commercial real estate loans and $48.4 million in residential real estate loans. Held-to-maturity investment securities increased due to purchases throughout 2022. The allowance for credit losses decreased to $53.2 million or 1.13% of total loans, net of deferred fees and costs, compared to $64.0 million and 1.43%, respectively, at December 31, 2021. The decline in the allowance balance at December 31, 2022 when compared to at December 31, 2021 was driven by decreases in the allowances for individually analyzed loans, as well as changes in qualitative factors period-over-period and the use of updated prepayment speeds. Those decreases were partially offset by loan growth and deterioration in the economic forecast.
Total liabilities were $6.42 billion at December 31, 2022, an increase of $203.5 million since at December 31, 2021. Total deposits decreased $145.6 million, to $5.72 billion at December 31, 2022. The 2022 decline in the total deposit balances from December 31, 2021 was driven by decreases of (i) $113.5 million in retail certificates of deposits, (ii) $52.0 million in total non-interest-bearing deposit accounts and (iii) $34.1 million in money market deposit accounts, partially offset by increases of $31.8 million in savings account deposits and $20.8 million in brokered deposit accounts. Total demand deposits comprised 48% of total deposits at both December 31, 2022 and December 31, 2021.
Total stockholders' equity was $785.3 million at December 31, 2022, a decrease of 7% from December 31, 2021 due to (i) an other comprehensive loss of $115.5 million, (ii) dividends paid of $42.4 million and (iii) share repurchases of $7.4 million, partially offset by net income of $101.3 million for the full year of 2022. The other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed "well capitalized." Peoples' tier 1 capital ratio was 12.19% at December 31, 2022, versus 12.81% at December 31, 2021, while the total capital ratio was 13.06% at December 31, 2022, versus 14.06% at December 31, 2021. The common equity tier 1 risk-based capital ratio was 11.92% at December 31, 2022 compared to 12.52% at December 31, 2021. Compared to December 31, 2021, the capital ratios decreased due to the Vantage acquisition and other comprehensive losses from unrealized losses on available-for-sale fixed maturities. Peoples' book value and tangible book value per share were $27.76 and $16.23, respectively, at December 31, 2022, compared to $29.86 and $19.58, respectively, at December 31, 2021. Additional information regarding capital requirements can be found in "Note 17 Regulatory Matters."
RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on investments, loans and leases, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples' largest source of revenue and was 76% of total revenue during 2022. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board's monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples' markets, and the amount and composition of Peoples' earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 23.3% for 2022, 22.3% for 2021, and a statutory federal corporate income tax rate of 21% for 2020. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Net interest income	$253,442	$172,553	$138,923
Taxable equivalent adjustments	1,644	1,349	1,054
FTE net interest income	$255,086	$173,902	$139,977

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2022			2021			2020
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$178,781	$1,710	0.96%	$219,849	$313	0.14%	$103,767	$343	0.33%
Investment securities (a)(b):
Taxable	1,481,368	29,091	1.96%	1,042,419	15,219	1.46%	868,930	14,370	1.65%
Nontaxable	199,279	5,444	2.73%	163,095	4,326	2.65%	101,965	3,146	3.09%
Total investment securities	1,680,647	34,535	2.05%	1,205,514	19,545	1.62%	970,895	17,516	1.80%
Loans (b)(c):
Construction	223,197	10,732	4.74%	131,834	5,130	3.84%	107,862	4,883	4.45%
Commercial real estate, other	1,327,064	65,405	4.86%	1,061,323	42,308	3.93%	854,749	36,499	4.20%
Commercial and industrial	875,754	41,358	4.66%	870,682	37,321	4.23%	925,060	34,458	3.66%
Premium finance	150,135	6,789	4.46%	118,242	5,872	4.90%	50,687	2,855	5.54%
Leases	271,349	34,720	12.62%	74,442	13,572	17.98%	—	—	—%
Residential real estate (d)	881,136	37,851	4.30%	700,691	29,686	4.24%	660,025	31,155	4.72%
Home equity lines of credit	170,567	8,300	4.87%	133,340	5,410	4.06%	127,454	5,799	4.55%
Consumer, indirect	563,887	23,029	4.08%	529,994	21,480	4.05%	453,379	19,364	4.27%
Consumer, direct	111,148	6,769	6.09%	88,611	5,501	6.21%	79,138	5,286	6.68%
Total loans	4,574,237	234,953	5.09%	3,709,159	166,280	4.44%	3,258,354	140,299	4.26%
Allowance for credit losses	(55,233)			(56,038)			(47,692)
Net loans	4,519,004	234,953	5.15%	3,653,121	166,280	4.51%	3,210,662	140,299	4.33%
Total earning assets	6,378,432	271,198	4.22%	5,078,484	186,138	3.64%	4,285,324	158,158	3.66%
Goodwill and other intangible assets	322,639			234,667			181,526
Other assets	393,636			359,443			272,439
Total assets	$7,094,707			$5,672,594			$4,739,289
Interest-bearing deposits:
Savings accounts	$1,069,097	$356	0.03%	$772,726	$112	0.01%	$571,676	$175	0.03%
Government deposit accounts	701,587	2,172	0.31%	529,955	2,035	0.38%	375,305	2,226	0.59%
Interest-bearing demand accounts	1,165,106	583	0.05%	848,526	303	0.04%	658,214	455	0.07%
Money market accounts	632,364	1,015	0.16%	575,237	390	0.07%	549,276	1,416	0.26%
Retail certificates of deposit	580,660	2,978	0.51%	497,181	3,952	0.79%	473,244	6,748	1.43%
Brokered deposits (e)	88,234	2,067	2.34%	150,716	3,130	2.08%	223,940	2,480	1.11%
Total interest-bearing deposits	4,237,048	9,171	0.22%	3,374,341	9,922	0.29%	2,851,655	13,500	0.47%
Borrowed funds:
Short-term FHLB advances (f)	83,356	2,386	2.86%	30,289	475	1.57%	129,928	2,489	1.92%
Repurchase agreements and other	113,434	275	0.24%	70,674	66	0.09%	46,706	82	0.18%
Total short-term borrowings	196,790	2,661	1.35%	100,963	541	0.54%	176,634	2,571	1.46%
Long-term FHLB advances	53,102	984	1.85%	94,050	1,413	1.50%	107,935	1,740	1.61%
Long-term notes payable	56,865	2,562	4.51%	—	—	—%	—	—	—%
Other borrowings	13,718	734	5.27%	9,364	360	3.79%	8,757	370	4.23%
Total long-term borrowings	123,685	4,280	3.46%	103,414	1,773	1.71%	116,692	2,110	1.81%
Total borrowed funds	320,475	6,941	2.15%	204,377	2,314	1.13%	293,326	4,681	1.59%
Total interest-bearing liabilities	4,557,523	16,112	0.35%	3,578,718	12,236	0.34%	3,144,981	18,181	0.58%
Non-interest-bearing deposits	1,637,690			1,347,702			924,799
Other liabilities	101,510			89,541			94,123
Total liabilities	6,296,723			5,015,961			4,163,903
Stockholders’ equity	797,984			656,633			575,386
Total liabilities and stockholders’ equity	$7,094,707			$5,672,594			$4,739,289
Interest rate spread (b)		$255,086	3.87%		$173,902	3.30%		$139,977	3.08%
Net interest margin (b)			3.97%			3.40%			3.24%
(a) Average balances are based on carrying value.
(b) Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 23.3% for 2022, 22.3% for 2021, and a statutory federal corporate income tax rate of 21% for 2020.

(c) Average balances include nonaccrual, impaired loans, and loans held for sale. Interest income includes interest earned and received on nonaccrual loans prior to the loans being placed on nonaccrual status. Loan fees included in interest income were immaterial for all periods presented.
(d) Loans held for sale are included in the average loan balances listed. Related interest income on loans originated for sale prior to the loan being sold is included in loan interest income.
(e) Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances and interest expense on brokered deposits for the periods presented in which FHLB advances and brokered deposits were being utilized.
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, which included: the acquisition of Vantage on March 7, 2022, which added to average lease and borrowed funds balances, and the Premier Merger on September 17, 2021, which added to average short-term investments, average total investment securities, average total loans and average total deposits. Additionally, Peoples acquired North Star Leasing on April 1, 2021 and an insurance premium finance division on July 1, 2020. Peoples has begun to reduce cash balances after previously maintaining high cash balances in recent prior periods due to an influx of deposits, coupled with PPP proceeds.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2021 to 2022			Changes from 2020 to 2021
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$1,461	$(64)	$1,397	$(258)	$228	$(30)
Investment securities (b):
Taxable	6,436	7,436	13,872	(4,274)	5,123	849
Nontaxable	186	932	1,118	(1,431)	2,611	1,180
Total investment income	6,622	8,368	14,990	(5,705)	7,734	2,029
Loans (b):
Construction	1,421	4,181	5,602	(723)	970	247
Commercial real estate, other	11,216	11,881	23,097	(2,414)	8,223	5,809
Commercial and industrial	3,818	219	4,037	4,955	(2,092)	2,863
Premium finance	(550)	1,467	917	(358)	3,375	3,017
Leases	(5,031)	26,179	21,148	—	13,572	13,572
Residential real estate	419	7,746	8,165	(3,315)	1,846	(1,469)
Home equity lines of credit	1,204	1,686	2,890	(648)	259	(389)
Consumer, indirect	166	1,383	1,549	(1,028)	3,144	2,116
Consumer, direct	(137)	1,405	1,268	(391)	606	215
Total loan income	12,526	56,147	68,673	(3,922)	29,903	25,981
Total interest income	20,609	64,451	85,060	(9,885)	37,865	27,980
INTEREST EXPENSE:
Deposits:
Savings accounts	187	57	244	(112)	49	(63)
Government deposit accounts	(442)	579	137	(934)	743	(191)
Interest-bearing demand accounts	145	135	280	(260)	108	(152)
Money market accounts	582	43	625	(1,090)	64	(1,026)
Retail certificates of deposit	(1,562)	588	(974)	(3,122)	326	(2,796)
Brokered deposit	362	(1,425)	(1,063)	1,654	(1,004)	650
Total deposit cost	(728)	(23)	(751)	(3,864)	286	(3,578)
Borrowed funds:
Short-term borrowings	761	1,359	2,120	(433)	(1,597)	(2,030)
Long-term borrowings	373	2,134	2,507	(177)	(160)	(337)
Total borrowed funds cost	1,134	3,493	4,627	(610)	(1,757)	(2,367)
Total interest expense	406	3,470	3,876	(4,474)	(1,471)	(5,945)
Net interest income	$20,203	$60,981	$81,184	$(5,411)	$39,336	$33,925

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 23.3% for 2022, 22.3% for 2021, and a statutory federal corporate income tax rate of 21% for 2020.

Net interest income increased $80.9 million, or 47%, for 2022 when compared to 2021, and net interest margin increased 57 basis points to 3.97%. The increase in net interest income was driven by (i) the Premier Merger and the Vantage acquisition, (ii) core growth and (iii) increases in market interest rates. Accretion income, net of amortization expense, from acquisitions was $11.6 million for 2022, which added 19 basis points to net interest margin for 2022. Accretion income for 2022 was a result of the Premier Merger and the acquisitions of Vantage and NSL.
During 2021, net interest income grew 24% when compared to 2020. The increase was primarily driven by the Premier Merger and the acquisition of NSL, coupled with growth in Peoples' core business. Net interest margin improved 16 basis points compared to 2020, as loan yields improved and offset declining investment yields, while controlled funding costs benefited net interest margin. Peoples recorded $15.3 million in PPP income during 2021, which was mostly due to the forgiveness of loans, resulting in accretion of net deferred loan fees and costs, and positively impacted net interest margin by 16 basis points. Accretion income, net of amortization expense, from acquisitions, added $3.2 million to net interest income and 7 basis points to net interest margin.
Additional interest income in 2022 from prepayment fees and interest recovered on nonaccrual loans was $647,000, compared to $825,000 in 2021 and $738,000 in 2020.
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
Provision for Credit Losses
On January 1, 2020, Peoples adopted the provisions of ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", commonly referred to as the CECL model. The following table details Peoples’ provision for credit losses recognized for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
(Recovery of) Provision for other credit losses	$(4,560)	$339	$25,798
Provision for checking account overdrafts	1,050	392	456
(Recovery of) Provision for credit losses	$(3,510)	$731	$26,254
As a percent of average total loans	(0.08)%	0.02%	0.81%
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
For 2022, the recovery of credit losses compared to a provision for credit losses for 2021 was driven by improvements in economic forecasts, coupled with loan pay-offs during certain periods of 2022.
During 2021, Peoples recorded a lower provision for credit losses compared to a sizable provision for credit losses during 2020. 2020 was impacted by the COVID-19 pandemic, which drove a higher provision for credit losses. During 2021, economic factors and loss drivers improved and resulted in a reduction in the allowance for credit losses, resulting in a lower provision for credit losses. The improvement in economic factors and loss drivers for 2021 were partially offset by the provision for credit losses required to establish the allowance for credit losses for acquired non-PCD loans and leases during 2021.
During 2020, the COVID-19 pandemic caused the economic outlook and assumptions used in the CECL model to be unfavorable, and as a result, caused the need for additional provision for credit losses to be recorded resulting in a higher allowance for credit losses at the end of the year.
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
The following table details the net (losses) gains for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2022	2021	2020
Net loss on investment securities	$(61)	$(862)	$(368)

Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(326)	$(460)	$(367)
Net (loss) gain on OREO	(139)	56	(120)
Net (loss) gain on other transactions	(151)	897	197
Net (loss) gain on asset disposals and other transactions	$(616)	$493	$(290)
For 2022, Peoples' net loss on asset disposals and other transactions was primarily due to net losses on other assets, which was mainly due to net losses on repossessed assets.
During 2021, net gains on other transactions were driven by the sale of $59.8 million of predominantly PCD loans acquired in the Premier Merger ($52.9 million of which were criticized or classified) primarily in the hospitality industry. Peoples recognized a gain of $897,000 related to the discount recorded on those loans when they were acquired from Premier.
The net loss on other assets during 2020 was primarily due to the loss of $145,000 on the sale of a closed branch from the ASB Financial Corporation ("ASB") acquisition, and market value write-down of $108,000 related to closed offices that were held for sale. The net gain on other transactions during 2020 was due to receiving $197,000 in funds from a limited partnership investment.
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: electronic banking income ("e-banking"); trust and investment income; insurance income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. Total non-interest income excluding net gains and losses accounted for 23.9% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2022, compared to 28.6% in 2021 and 31.7% in 2020.
The decline in Peoples' total non-interest income excluding net gains and losses, as a percent of total revenue during 2022 compared to 2021, was largely due to having a full year of the customers gained from the Premier Merger as well as the Vantage acquisition, which caused improved net interest income, resulting in a smaller portion of total revenue being provided by other revenue sources.
E-banking income comprised the largest portion of Peoples' total non-interest income excluding net gains and losses, for 2022. The following table shows Peoples' e-banking income for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
E-banking income	$21,094	$18,010	$14,246
Peoples' e-banking services include ATM and debit cards, direct deposit services, Internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. For 2022 compared to 2021, e-banking income grew 17%, primarily from a full year's impact of the acquired Premier accounts in addition to increased customer activity. During 2021, e-banking income increased 26% when compared to 2020 and was driven by the combination of the addition of the Premier acquired accounts, along with increased usage of debit cards. In 2022, Peoples' customers used their debit cards to complete $1.7 billion of transactions, versus $1.4 billion in 2021 and $1.0 billion in 2020.
Peoples' fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Fiduciary	$7,508	$7,930	$6,906
Brokerage	6,343	5,966	4,560
Employee benefit plan fees	2,540	2,560	2,196
Trust and investment income	$16,391	$16,456	$13,662
For 2022, trust and investment income was relatively flat compared to 2021, as the increase in brokerage income was offset by the decrease in fiduciary income. For 2021, trust and investment income grew 20% when compared to 2020, as Peoples added new accounts and the underlying market values of assets under administration and management grew. Peoples also increased its employee benefit plans business during 2021 when compared to 2020.
The following table details Peoples’ assets under administration and management at December 31:

(Dollars in thousands)	2022	2021	2020
Trust	$1,764,639	$2,009,871	$1,885,324
Brokerage	1,211,868	1,183,927	1,009,521
Total	$2,976,507	$3,193,798	$2,894,845
Annual average	$2,965,985	$3,053,807	$2,510,596
The decline in total assets under administration and management at December 31, 2022, compared to December 31, 2021, was driven by a decrease in market values throughout 2022 due to the recent economic downturn. During 2021, Peoples grew assets under administration and management by over 10% when compared to 2020, which was partially due to new accounts as well as improved market values, resulting in increased fiduciary and brokerage income. Peoples has had success in recent years in increasing client accounts within its fiduciary and brokerage business.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Property and casualty insurance commissions	$11,986	$11,192	$10,240
Performance-based commissions	1,424	2,044	1,457
Life and health insurance commissions	1,975	1,627	1,897
Other fees and charges	342	389	448
Insurance income	$15,727	$15,252	$14,042
Insurance income for 2022 was relatively flat when compared to 2021, as the increases in property and casualty insurance commissions and life and health insurance commissions were substantially offset by the decrease in performance-based commissions. Insurance income grew 9% for 2021, compared to 2020. This increase was driven by higher property and casualty insurance commissions, as Peoples added new accounts, and higher performance-based commissions.
Deposit account service charges are based on the costs associated with services provided by Peoples. The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Overdraft and non-sufficient funds fees	$8,324	$5,528	$5,073
Account maintenance fees	5,323	3,808	3,573
Other fees and charges	936	807	772
Deposit account service charges	$14,583	$10,143	$9,418
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates these fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges in 2022 increased compared to 2021 due to increased customer activity compared to the very low levels of early 2021, which had been impacted by fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. Also contributing to the increases in 2022 when compared to 2021 were the additional customers associated with the Premier Merger, as 2022 had a full year of the benefit from the additional Premier accounts, whereas 2021 only had three and a half months of the benefit. Deposit account service charges were positively impacted during 2021 by the Premier Merger and associated additional accounts, while growth was also experienced within fees on existing accounts, which had previously declined since the beginning of the COVID-19 pandemic. During 2020, deposit account service charges were down as customer habits changed as a result of the COVID-19 pandemic, with customers maintaining higher balances, coupled with fiscal stimulus funds provided by the government to individuals and proceeds from PPP loans to businesses.

The following table details the other items included within Peoples' total non-interest income for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Lease income	$4,267	$1,293	$—
Bank owned life insurance income	2,624	1,767	1,977
Mortgage banking income	1,397	3,439	6,499
Other non-interest income	$3,430	$2,894	$4,486
Lease income is primarily comprised of (i) gains on the early termination of leases, (ii) fees received for referrals and (iii) gains and losses recognized on the sales of residual assets. The 2022 increase in lease income when compared to 2021 was due to the Vantage acquisition. In 2021, Peoples acquired NSL which brought in the lease portfolio to begin recognizing lease income.
Bank owned life insurance income ("BOLI") for 2022, increased when compared to 2021 due to a $248,000 death benefit related to the cash surrender value of the underlying policy in the third quarter of 2022 and $30.0 million of additional investments in policies. BOLI income declined 11% during 2021, compared to 2020, and was mostly due to the 2020 recognition of a $109,000 tax-free death benefit that exceeded the cash surrender value of the insurance policies. Peoples purchased no additional BOLI policies during 2021 and 2020.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined for 2022 when compared to 2021 due to the increased market interest rate environment and a lower volume of new loan originations. During 2021, mortgage banking income declined by 47% when compared to 2020 and was driven by lower customer demand due to the low rate environment that had been in place since the beginning of 2020. In 2022, Peoples sold approximately $18.5 million of loans to the secondary market with servicing retained and sold approximately $31.1 million in loans with servicing released, compared to approximately $57.6 million and $37.4 million, respectively, in 2021. Peoples sold $111.9 million of loans to the secondary market with servicing retained and $150.9 million of loans with servicing released during 2020. The volume of sales has a direct impact on the amount of mortgage banking income.
For 2022, other non-interest income increased when compared to 2021 due primarily to increased other operating income. Other non-interest income declined during 2021, primarily due to a decline in the fair value of equity securities. Other non-interest income during 2020 included additional income related to gains recorded on the sale of restricted Class B Visa stock of $680,000. There were no similar gains recorded during 2022 and 2021.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense. The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Base salaries and wages	$74,593	$60,622	$52,016
Sales-based and incentive compensation	18,732	16,668	12,200
Employee benefit costs	13,654	11,091	8,510
Employee stock-based compensation	3,819	3,515	3,607
Deferred personnel costs	(4,975)	(3,695)	(4,342)
Payroll taxes and other employment costs	6,867	6,411	4,370
Salaries and employee benefit costs	$112,690	$94,612	$76,361
Full-time equivalent employees:
Actual at end of the period	1,267	1,188	894
Average during the period	1,245	1,003	894
Base salaries and wages increased compared to 2021, driven by the additional salaries associated with the acquisition of Vantage, and the Premier Merger. Base salaries and wages increased in 2021 compared to 2020, and were impacted by the Premier Merger and the acquisition of North Star Leasing. During 2021, Peoples incurred $3.8 million of one-time expenses associated with acquisitions; whereas, Peoples incurred $1.1 million in severance expenses in 2020, due primarily to a management restructuring that occurred in the latter half of 2020. Base salaries and wages were impacted by merit increases, as well as continued movement towards a $15 per hour minimum wage throughout Peoples' organization. The $15 per hour minimum was phased in and fully implemented by January of 2023.
The increase in sales-based and incentive compensation for 2022 compared to 2021 was primarily due to sales incentives earned by Vantage employees. Sales-based and incentive compensation increased in 2021 compared to 2020, largely due to higher incentive compensation related to the overall company performance measures combined with trust and investment income growth. Peoples' sales-based and incentive compensation plans are designed to grow core earnings while managing risk, and do not encourage unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
The increase in employee benefits for 2022 compared to 2021 was due to higher medical costs with the addition of the Premier and Vantage employees. Employee benefit costs in 2021 increased $2.6 million compared to 2020, and were impacted by the Premier Merger and North Star Leasing acquisition, creating an increase in the number of participants in the insurance plan.
Employee stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, and an adjustment is made at the vesting date to reverse expense for non-vested awards. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year. During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Employee stock-based compensation for 2022 increased when compared to 2021 due to employees added in the acquisition of Vantage and the Premier Merger. Employee stock-based compensation was relatively flat for 2021 compared to 2020.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Higher deferred personnel costs in 2022 compared to 2021 was primarily due to an increase in loan origination volume. Deferred personnel costs decreased in 2021 compared to 2020. Materially impacting the comparison was the recognition of $921,000 in deferred personnel costs during 2020 related to the origination of PPP loans. Additional information regarding Peoples' loan activity can be found later in this discussion under the caption "Loans" within "FINANCIAL CONDITION."
For 2022, payroll taxes and other employment costs increased compared to 2021, primarily due to recent mergers and acquisitions. Payroll taxes and other employee costs increased during 2021 as a result of the higher base salaries, sales-based and incentive compensation, and employee benefits. During 2020, $454,000 in dividends were received by Peoples from Ohio Bureau of Workers' Compensation in an effort to ease the impact of COVID-19 on the state's business community and workforce.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2022	2021	2020
Depreciation expense	$7,015	$6,143	$5,955
Repairs and maintenance costs	5,323	3,972	2,988
Net rent expense	2,974	1,723	1,293
Property taxes, utilities and other costs	4,204	3,080	2,572
Net occupancy and equipment expense	$19,516	$14,918	$12,808
For 2022, net occupancy and equipment expense increased when compared to 2021 due to the additional locations and equipment from recent mergers and acquisitions. Net occupancy and equipment expense grew during 2021 when compared to 2020, driven by the recent acquisitions and ongoing costs related to the larger footprint.
The following table details the other items included within Peoples' total non-interest expense for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Data processing and software expense	$14,241	$10,542	$7,441
Professional fees	12,094	15,783	6,912
E-banking expense	9,231	8,885	7,777
Amortization of other intangible assets	7,763	4,775	3,223
Marketing expense	3,728	3,658	2,101
FDIC insurance expense	3,702	1,976	1,302
Franchise tax expense	3,487	3,357	3,506
Other loan expenses	2,735	2,001	1,584
Communication expense	2,484	1,657	1,134
Other non-interest expense	$15,476	$21,573	$9,546
Data processing and software expense includes software support, maintenance and depreciation expense. Data processing and software expense for 2022 increased relative to 2021, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization. During 2021, data processing and software expense grew when compared to 2020 due to systems and software upgrades, annual contractual increases and overall growth, which included: the implementation of enhanced functionalities for Peoples' core banking system, including making certain mobile banking tools available to customers; software upgrades; and additional network capacity and security features in the latter part of 2020 and first quarter of 2021. The higher expense during 2021 when compared to 2020 also reflected increases related to the Premier Merger.
Professional fees decreased for 2022 when compared 2021, primarily driven by acquisition-related expenses related to the Premier Merger which had been realized in 2021. Professional fees during 2021 increased considerably when compared to 2020 due to acquisition-related expenses associated with the Premier Merger and the NSL acquisition during 2021.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense increased for 2022 when compared to 2021 due to growth, both core and through mergers and acquisitions. E-banking expense increased during 2021 when compared to 2020, as customer usage increased, coupled with the additional accounts acquired in the Premier Merger.
Amortization of other intangible assets increased for 2022 when compared to 2021 due to the increased intangible assets recognized as a result of the recent mergers and acquisitions. During 2021, amortization of other intangible assets increased when compared to 2020 as a result of the recent Premier Merger, the North Star Leasing acquisition and the full-year impact of Premium Finance.
Marketing expense, which includes advertising, donations, marketing campaigns, and other public relations costs, for 2022 was relatively flat when compared to 2021. Marketing expense was higher for 2021, compared to 2020, which increase was mostly due to additional advertising campaigns relating to the addition of the Premier locations. Additionally, Peoples' donations increased during 2021, which included a $500,000 special contribution to the Peoples Bank Foundation, Inc., and donations to each of Marietta College and the Ohio Valley Museum of Discovery.
FDIC insurance premiums for 2022 increased when compared to 2021 due to organic and acquisitive growth. FDIC insurance expense increased during 2021, compared to 2020, which increase was partially due to credits used by Peoples during the first two quarters of 2020 to offset its FDIC insurance premium, coupled with a lower leverage ratio during early 2020, which negatively impacted insurance expense for 2021. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Additional information regarding Peoples' FDIC insurance assessments may be found in "ITEM 1 BUSINESS" of this Form 10-K in the section captioned "Supervision and Regulation."
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity at year-end, in the states where Peoples has a physical presence. The 2022 increase versus 2021 was driven by recent growth through acquisitions and organic means. Franchise tax expense declined slightly for 2021, and was driven by a change in the calculation for Kentucky, which became an income-based instead of an equity-based calculation, and reduced the related tax expense for 2021, compared to 2020. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio.
Other loan expenses during 2022 increased when compared to 2021 primarily due to higher indirect lending volume and increased collection expense driven by the Premier Merger. During 2021, other loan expenses increased mostly due to the higher volume of indirect consumer loan originations during 2020 and related recognition of deferred costs, which lowered expense during 2020, and was not duplicated during 2021.
Communications expense increased during 2022 when compared to 2021 and increased during 2021 when compared to 2020, in each case due to upgraded networking to certain branches (including new branches acquired in acquisitions and mergers) and increased costs compared to the prior period among certain vendors that provide communication services.
Other non-interest expense for 2022 decreased when compared to 2021 primarily due to less acquisition-related expenses. Other non-interest expense increased considerably during 2021 when compared to 2020, which increase was primarily related to acquisition-related expenses recognized.
Income Tax Expense
A key driver for the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, BOLI income, common share awards that settled or vested during the year, and investments in tax credit funds, which reduce Peoples' effective tax rate. A reconciliation of Peoples' recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in "Note 13 Income Taxes."
For the full year of 2022, income tax expense totaled $27.3 million, compared to $9.4 million in 2021, and $7.9 million in 2020, and the effective tax rate for 2022 was 21.3%, compared to 16.5% for 2021, and 18.5% for 2020. The 2022 increase in income tax expense when compared to 2021 was driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions. Income tax expense increased during 2021 when compared to 2020, which was due to higher pre-tax income, benefiting from the recent merger and acquisitions and reduced provision for credit losses. Income tax expense for 2021 was impacted by an income tax benefit related to an adjustment from the prior period of $1.1 million. During 2020, income tax expense and the effective tax rate were positively impacted by tax-exempt interest income, non-taxable BOLI income and the full-year impact of the investment in Peoples Risk Management, Inc., which reduced income tax expense by $412,000. Income tax expense for 2020 was also impacted by additional income tax expense related to an adjustment from the prior year of $863,000.
Peoples also recorded a tax benefit of $5,000 in 2022, a tax expense of $74,000 in 2021, and a tax benefit of $5,000 in 2020 related to common share awards that settled or vested during the year, with the substantial majority recorded in the first quarter of each year.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples' Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2022	2021	2020

Pre-Provision Net Revenue:
Income before income taxes	$128,641	$56,970	$42,646
Add: provision for credit losses	—	731	26,254
Add: net loss on OREO	138	—	120
Add: net loss on investment securities	61	862	368
Add: net loss on other assets	326	252	170
Add: net loss on other transactions	151	—	—
Less: recovery of credit losses	3,510	—	—
Less: net gain on OREO	—	56	—
Less: net gain on other transactions	—	897	—
Pre-provision net revenue	$125,807	$57,862	$69,558

Total average assets	$7,094,707	$5,672,594	$4,739,289

Pre-provision net revenue to total average assets	1.77%	1.02%	1.47%
Weighted-average common shares outstanding - diluted	27,999,602	21,959,883	19,843,806
Pre-provision net revenue per common share - diluted	$4.48	$2.63	$3.49
PPNR grew in 2022 when compared to 2021 mostly due to (i) the impact of the Premier Merger and the Vantage and NSL acquisitions in improving net interest income, (ii) the recent increases in market interest rates, (iii) higher non-interest income, and (iv) lower acquisition-related expenses. During 2021, PPNR declined when compared to 2020, and was heavily impacted by $21.4 million in acquisition-related expenses, which more than offset the positive impact of higher total revenue compared to 2020.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is a non-US GAAP financial measure since it excludes the impact of all COVID-19-related expenses, severance expenses, pension settlement charges, acquisition-related expenses, a Peoples Bank Foundation, Inc. contribution, and contract negotiation expenses.

The following tables provide reconciliations of this non-US GAAP financial measure to the amount of total non-interest expense reported in Peoples' Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2022	2021	2020

Core non-interest expense:
Total non-interest expense	$207,147	$183,737	$133,695
Less: COVID-19-related expenses	134	1,248	1,332
Less: severance expenses	—	79	1,055
Less: pension settlement charges	185	143	1,054
Less: acquisition-related expenses	3,016	21,423	489
Less: Peoples Bank Foundation, Inc. contribution	—	500	—
Less: contract negotiation expenses	—	1,248	—
Core non-interest expense	$203,812	$159,096	$129,765
The 2022 increase in core non-interest expense when compared to 2021 was due to an increase in total non-interest expenses as noted in the above section captioned "Total Non-Interest Expense." The increase in core non-interest expense for 2021, compared to 2020, was driven by higher ongoing costs associated with recent mergers and acquisitions. This includes the impact of the Premier Merger since September 17, 2021, the North Star Leasing acquisition since April 1, 2021, and the impact of the Premium Finance acquisition since July 1, 2020.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amount of total non-interest income and total non-interest expense reported in Peoples' Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2022	2021	2020

Efficiency ratio:
Total non-interest expense	$207,147	$183,737	$133,695
Less: amortization of other intangible assets	7,763	4,775	3,223
Adjusted total non-interest expense	199,384	178,962	130,472

Total non-interest income	78,836	68,885	63,672
Less: net loss on investment securities	(61)	(862)	(368)
Less: net (loss) gain on asset disposals and other transactions	(616)	493	(290)
Total non-interest income excluding net gains and losses	79,513	69,254	64,330

Net interest income	253,442	172,553	138,923
Add: fully-tax-equivalent adjustment (a)	1,644	1,349	1,054
Net interest income on a fully-tax equivalent basis	255,086	173,902	139,977

Adjusted revenue	$334,599	$243,156	$204,307

Efficiency ratio	59.59%	73.60%	63.86%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$203,812	$159,096	$129,765
Less: amortization of other intangible assets	7,763	4,775	3,223
Adjusted core non-interest expense	196,049	154,321	126,542

Core non-interest income excluding net gains and losses	79,513	69,254	64,330
Net interest income on a fully-tax-equivalent basis	255,086	173,902	139,977
Adjusted core revenue	$334,599	$243,156	$204,307

Efficiency ratio adjusted for non-core items	58.59%	63.47%	61.94%
(a)Based on 21% statutory federal corporate income tax rate.

The efficiency ratio and the efficiency ratio adjusted for non-core items for 2022 improved, when compared to 2021, due to higher net interest income driven by increases in market interest rates. Additionally, the efficiency ratio and adjusted efficiency ratio for 2022 both improved when compared to 2021 due to improvements in net interest income from the recent acquisitions, coupled with higher non-interest income, outpacing increases in total non-interest expense. The efficiency ratio increased during 2021 when compared to 2020, and was largely due to the acquisition-related expenses. The efficiency ratio, when adjusted for non-core items, increased for 2021 compared to 2020, which was driven by the higher non-interest expense, coupled with the continued low interest rate environment and related impact to net interest income.
Managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. Peoples was positively impacted in 2022 by the rising market interest rate environment and the related increase to net interest income; whereas, 2021 and 2020 net interest incomes were negatively impacted by the lower market interest rate environment.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, severance expenses, COVID-19-related expenses, Peoples Bank Foundation, Inc. contributions and contract negotiation non-recurring expenses included in net income.

The following table provides a reconciliation of this non-US GAAP financial measure to the amount of net income reported in Peoples' Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2022	2021	2020

Net income adjusted for non-core items:
Net income	$101,292	$47,555	$34,767
Add: net loss on investment securities	61	862	368
Less: tax effect of net loss on investment securities (a)	13	181	77
Add: net loss on asset disposals and other transactions	616	—	290
Less: tax effect of net loss on asset disposals and other transactions (a)	129	—	61
Less: net gain on asset disposals and other transactions (a)	—	493	—
Add: tax effect of net gain on asset disposals and other transactions (a)	—	104	—
Add: acquisition-related expenses	3,016	21,423	1,459
Less: tax effect of acquisition-related expenses (a)	633	4,499	306
Add: severance expenses	—	79	1,055
Less: tax effect of severance expenses (a)	—	17	222
Add: pension settlement charges	185	143	1,054
Less: tax effect of pension settlement charges (a)	39	30	221
Add: COVID-19-related expenses	134	1,248	1,332
Less: tax effect of COVID-19-related expenses (a)	28	262	280
Add: Peoples Bank Foundation, Inc. contribution	—	500	—
Less: tax effect of Peoples Bank Foundation, Inc. contribution	—	105	—
Add: contract negotiation expenses	—	1,248	—
Less: tax effect of contract negotiation expenses	—	262	—
Net income adjusted for non-core items (after tax)	$104,462	$67,313	$39,158
Return on average assets:
Net income	$101,292	$47,555	$34,767
Total average assets	7,094,707	5,672,594	4,739,289
Return on average assets	1.43%	0.84%	0.73%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$104,462	$67,313	$39,158
Total average assets	7,094,707	5,672,594	4,739,289
Return on average assets adjusted for non-core items	1.47%	1.19%	0.83%
(a) Based on a 21% statutory federal corporate income tax rate.
The increase in the return on average assets for 2022 compared to 2021 was attributable to higher net interest income and non-interest income, which were driven by the recent acquisitions and mergers and increases in market interest rates. The 2021 return on average assets and return on average assets adjusted for non-core items, both increased compared to 2020, as Peoples recorded a lower provision for credit losses during 2021 compared to 2020, while net income improved due to recent acquisitions and mergers and core growth.

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

(Dollars in thousands)	2022	2021	2020
Net income excluding amortization of other intangible assets:
Net income	$101,292	$47,555	$34,767
Add: amortization of other intangible assets	7,763	4,775	3,223
Less: tax effect of amortization of other intangible assets (a)	1,630	1,003	677
Net income excluding amortization of other intangible assets	107,425	51,327	37,313
Average tangible equity:
Total average stockholders' equity	$797,984	$656,633	$575,386
Less: average goodwill and other intangible assets	322,639	234,667	181,526
Average tangible equity	$475,345	$421,966	$393,860
Return on average stockholders' equity ratio:
Net income	$101,292	$47,555	$34,767
Average stockholders' equity	$797,984	$656,633	$575,386
Return on average stockholders' equity	12.69%	7.24%	6.04%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$107,425	$51,327	$37,313
Average tangible equity	$475,345	$421,966	$393,860
Return on average tangible equity	22.60%	12.16%	9.47%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios were higher in 2022 relative to 2021, due to higher total net interest income driven by the recent increases in market interest rates and loans and leases added in the Premier Merger and the acquisitions of Vantage and NSL, coupled with higher non-interest income. At the same time, the average tangible equity was negatively impacted by the Vantage acquisition, for which People did not issue any equity, and recorded additional goodwill and other intangible assets. Return on average stockholders' equity and return on average tangible equity in 2021 both improved compared to 2020, and were driven by the recent acquisitions and mergers, core growth and reduced provision for credit losses.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples' liquidity needs. At December 31, 2022, excess cash reserves at the FRB of Cleveland were $33.1 million, compared to $318.1 million at December 31, 2021. Peoples also acquired $248.4 million in cash and cash equivalents in the Premier Merger in 2021. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
In 2022, Peoples' total cash and cash equivalents decreased $261.7 million, due to cash used in investing activities of $414.2 million, partially offset by cash provided by operating activities and financing activities of $119.8 million and $32.7 million, respectively. Peoples' investing activities reflected a net decrease of $58.1 million in loans and $452.9 million in purchases of available-for-sale investment securities and held-to-maturity investment securities, which were primarily offset by $237.8 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $145.1 million net decrease in deposits and an increase of $328.6 million in short-term borrowings, as well as $42.4 million of cash dividends paid.
In 2021, Peoples' total cash and cash equivalents increased $263.6 million, as cash provided by operating activities and financing activities of $156.4 million and $181.6 million, respectively, were partially offset by cash used in investing activities of $74.4 million. Peoples' investing activities reflected a net increase of $113.5 million in loans and $852.5 million in purchases of available-for-sale investment securities, which were partially offset by $849.1 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $200.8 million net increase in deposits and increase of $14.4 million in short-term borrowings, as well as $31.0 million of cash dividends paid.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under "Interest Rate Sensitivity and Liquidity."
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	Weighted average yield	2022	2021	2020
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	1.88%	$152,422	$35,604	$—
U.S. government sponsored agencies	1.80%	88,115	81,739	5,363
States and political subdivisions	2.20%	225,882	259,319	114,919
Residential mortgage-backed securities	1.75%	604,653	828,517	623,218
Commercial mortgage-backed securities	1.51%	50,049	63,519	4,783
Bank-issued trust preferred securities	4.80%	10,278	6,795	4,730
Total fair value		$1,131,399	$1,275,493	$753,013
Total amortized cost		$1,300,719	$1,283,146	$734,544
Net unrealized (loss) gain		$(169,320)	$(7,653)	$18,469

Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.23%	$132,366	$36,431	$—
States and political subdivisions (a)	2.23%	$145,022	$151,402	$35,139
Residential mortgage-backed securities	3.48%	176,215	110,708	25,890
Commercial mortgage-backed securities	2.38%	106,609	75,588	5,429
Total amortized cost		$560,212	$374,129	$66,458

Other investment securities		$51,609	$33,987	$37,560

Total investment securities:
Amortized cost		$1,912,540	$1,691,262	$838,562
Carrying value		$1,743,220	$1,683,609	$857,031
(a)Amortized cost is presented net of the allowance for credit losses of $241 at December 31, 2022, $286 at December 31, 2021 and $60 at December 31, 2020.

At December 31, 2022, Peoples' investment securities represented approximately 24.2% of total assets, compared to 23.8% at December 31, 2021. For 2022, total investment securities increased compared to the prior year, largely due to investments made in held-to-maturity securities, in an effort to deploy cash, improve investment yields and reduce risk, partially offset by the reduction in market value of available-for-sale securities driven by the recent increases in market interest rates. During 2021, Peoples acquired, in the Premier Merger, investment securities totaling $552.0 million and subsequently sold $395.2 million of available-for-sale securities. The 2021 increase in investment securities compared to 2020 also reflected Peoples' continued reinvestment of proceeds from available-for-sale investment securities and the investment of excess cash in higher-yielding investment securities. During 2021, Peoples acquired from Premier, and made investments into, tax-exempt securities, which are included in obligations of state and political subdivisions. The investments into these securities were made in an effort to reduce exposure to amortizing investment securities, while also maintaining an appropriate level of risk-adjusted yield. During 2020, Peoples sold $82.6 million of available-for-sale securities and reinvested the majority of the proceeds in held-to-maturity investment securities to minimize the volatility in the securities portfolio, should interest rates begin to rise.
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
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities."

Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2022	2021	2020
Originated loans:
Construction	$212,869	$137,437	$103,169
Commercial real estate, other	919,531	861,610	780,324
Commercial real estate	1,132,400	999,047	883,493
Commercial and industrial	835,178	779,064	943,024
Premium finance	159,197	136,121	100,571
Leases	226,438	69,169	—
Residential real estate	384,262	350,595	281,623
Home equity lines of credit	132,093	104,176	93,296
Consumer, indirect	629,426	530,532	503,526
Consumer, direct	98,706	81,330	75,591
Consumer	728,132	611,862	579,117
Deposit account overdrafts	722	756	351
Total originated loans	$3,598,422	$3,050,790	$2,881,475
Acquired loans:
Construction	$34,072	$72,795	$3,623
Commercial real estate, other	503,987	688,471	149,529
Commercial real estate	538,059	761,266	153,152
Commercial and industrial	57,456	112,328	30,621
Premium finance	—	15	14,187
Leases	118,693	53,339	—
Residential real estate	339,098	421,123	292,384
Home equity lines of credit	45,765	59,417	27,617
Consumer, indirect	—	—	1
Consumer, direct	9,657	23,322	3,503
Consumer	9,657	23,322	3,504
Total acquired loans (a)	$1,108,728	$1,430,810	$521,465
Total loans	$4,707,150	$4,481,600	$3,402,940
Average total loans	4,574,237	3,709,159	3,258,354
Average allowance for credit losses	(55,233)	(56,038)	(47,692)
Average loans, net of average allowance for credit losses	$4,519,004	$3,653,121	$3,210,662

(Dollars in thousands)	2022	2021	2020
Percent of loans to total loans:
Construction	5.2%	4.7%	3.1%
Commercial real estate, other	30.2%	34.7%	27.3%
Commercial real estate	35.4%	39.4%	30.4%
Commercial and industrial	19.0%	19.9%	28.6%
Premium finance	3.4%	3.0%	3.4%
Leases	7.3%	2.7%	—%
Residential real estate	15.4%	17.2%	16.9%
Home equity lines of credit	3.8%	3.7%	3.6%
Consumer, indirect	13.4%	11.8%	14.8%
Consumer, direct	2.3%	2.3%	2.3%
Consumer	15.7%	14.1%	17.1%
Deposit account overdrafts (b)	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$392,364	$430,597	$485,972
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals, and increase in lines of credit).
(b)NM=not meaningful.
As of December 31, 2022, total loans increased 5%, compared to at December 31, 2021. The increase in 2022 total loan and lease balances was primarily driven by $89.4 million in leases acquired from Vantage remaining at December 31, 2022 and increases of (i) $98.9 million in indirect consumer loans, (ii) $36.7 million in construction loans and (iii) $23.1 million in premium finance loans, partially offset by reductions of $126.6 million in other commercial real estate loans and $48.4 million in residential real estate loans.
As of December 31, 2021, total loans increased 32%, compared to December 31, 2020, which was driven by the Premier Merger and the North Star Leasing acquisition, coupled with core growth. The Premier Merger added $1.1 billion in loans at December 31, 2021, which were comprised of $96.1 million in construction; $534.9 million in commercial real estate, other; $132.1 million in commercial and industrial; $331.1 million in residential real estate; $45.9 million in home equity lines of credit; and $21.6 million of consumer, direct loan balances. During 2021, the outstanding balance of SBA PPP loans declined $279.8 million, from $366.9 million at December 31, 2020, to $87.1 million at December 31, 2021, which was mainly due to forgiveness proceeds received from the SBA.

The following table details the maturities of Peoples' loan portfolio at December 31, 2022:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total	% of Total
Construction:
Fixed	$1,219	$23,385	$1,886	$86	$26,576	10.8%
Variable	48,257	140,618	28,706	2,784	220,365	89.2%
Total	49,476	164,003	30,592	2,870	246,941	100.0%
Commercial real estate, other:
Fixed	39,752	141,641	254,289	16,727	452,409	31.8%
Variable	49,165	278,811	438,528	204,605	971,109	68.2%
Total	88,917	420,452	692,817	221,332	1,423,518	100.0%
Commercial and industrial:
Fixed	117,974	75,638	67,289	408	261,309	29.3%
Variable	242,527	106,263	270,645	11,890	631,325	70.7%
Total	360,501	181,901	337,934	12,298	892,634	100.0%
Premium finance:
Fixed	159,197	—	—	—	159,197	100.0%
Leases:
Fixed	52,588	280,273	12,270	—	345,131	100.0%
Residential real estate:
Fixed	57,979	14,200	157,240	249,472	478,891	66.2%
Variable	8,997	6,990	82,213	146,269	244,469	33.8%
Total	66,976	21,190	239,453	395,741	723,360	100.0%
Home equity lines of credit:
Fixed	18	271	1,136	402	1,827	1.0%
Variable	2,622	35,185	122,700	15,524	176,031	99.0%
Total	2,640	35,456	123,836	15,926	177,858	100.0%
Consumer, indirect:
Fixed	4,762	280,227	344,437	—	629,426	100.0%
Consumer, direct:
Fixed	2,757	61,077	39,894	89	103,817	95.8%
Variable	376	2,506	1,560	104	4,546	4.2%
Total	3,133	63,583	41,454	193	108,363	100.0%
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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2022:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Exposure
Construction:
Apartment complexes	$120,981	$181,393	$302,374	58.7%
Assisted living facilities and nursing homes	37,484	17,508	54,992	10.7%
Mixed-use facilities	29,282	10,910	40,192	7.8%
Land only	19,702	11,434	31,136	6.1%
Office buildings and complexes	10,100	9,180	19,280	3.7%
Industrial	5,778	5,277	11,055	2.1%
Other (a)	23,614	32,274	55,888	10.9%
Construction	$246,941	$267,976	$514,917	100.0%
Commercial real estate, other:
Retail facilities:
Owner occupied	40,232	730	40,962	2.7%
Non-owner occupied	125,408	2,125	127,533	8.4%
Total retail	165,640	2,855	168,495	11.1%
Office buildings and complexes:
Owner occupied	74,125	2,418	76,543	5.0%
Non-owner occupied	82,279	2,780	85,059	5.6%
Total office buildings and complexes	156,404	5,198	161,602	10.6%
Light industrial facilities:
Owner occupied	103,268	2,329	105,597	7.0%
Non-owner occupied	40,746	726	41,472	2.7%
Total light industrial facilities	144,014	3,055	147,069	9.7%
Mixed commercial use facilities:
Owner occupied	53,737	546	54,283	3.6%
Non-owner occupied	55,731	566	56,297	3.7%
Total mixed commercial use facilities	109,468	1,112	110,580	7.3%
Lodging and lodging related:
Owner occupied	14,533	1,222	15,755	1.0%
Non-owner occupied	91,538	50	91,588	6.0%
Total lodging and lodging related	106,071	1,272	107,343	7.0%
Apartment complexes	96,890	54,135	151,025	10.0%
Warehouse facilities:
Owner occupied	36,718	2,077	38,795	2.6%
Non-owner occupied	28,064	223	28,287	1.9%
Total warehouse facilities	64,782	2,300	67,082	4.5%
Assisted living facilities and nursing homes	53,333	250	53,583	3.5%
Education services:
Owner occupied	16,896	98	16,994	1.1%
Non-owner occupied	30,395	5,558	35,953	2.4%
Total education services	47,291	5,656	52,947	3.5%
Restaurant/bar facilities:
Owner occupied	22,262	—	22,262	1.5%
Non-owner occupied	11,471	298	11,769	0.8%
Total restaurant/bar facilities	33,733	298	34,031	2.3%
Healthcare:
Owner occupied	22,030	459	22,489	1.5%
Non-owner occupied	10,112	—	10,112	0.7%
Total healthcare facilities	32,142	459	32,601	2.2%
Other (a)	413,750	16,382	430,092	28.3%
Commercial real estate, other	$1,423,518	$92,972	$1,516,450	100.0%
(a)All other total exposures by industry are less than 2% of the Total Exposure.

Peoples' commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both December 31, 2022 and December 31, 2021.
Additional information regarding Peoples' loan portfolio can be found in "Note 4 Loans and Leases."
COVID-19 Loan Impacts
Small Business Administration Paycheck Protection Program
In March 2020, the CARES Act created a new loan guarantee program called the PPP targeted to provide small businesses with support to cover payroll and certain other expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders are not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness. The PPP expired on May 31, 2021 and no new originations have been or will be made under the program; however, forgiveness proceeds will continue to be received until the loans are paid in full.
Peoples is a PPP participating lender, and the PPP loans originated (including $23.4 million acquired in the Premier Merger as of the merger date) are included in commercial and industrial loans. Peoples also recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which will be amortized over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The following table details Peoples' PPP loans and related income at and for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
PPP aggregate outstanding principal balances	$2,458	$89,307	$374,753
PPP net deferred loan origination fees	27	2,210	7,851
Amortization of net deferred loan origination fees	2,183	13,025	7,516
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
The following details management's allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2022	2021	2020
Construction	$1,250	$2,999	$1,887
Commercial real estate	17,710	29,147	17,536
Commercial and industrial	8,229	11,063	12,763
Premium finance	344	379	1,095
Leases	8,495	4,797	—
Residential real estate	6,357	7,233	6,044
Home equity lines of credit	1,693	2,005	1,860
Consumer, indirect	7,448	5,326	8,030
Consumer, direct	1,575	961	1,081
Deposit account overdrafts	61	57	63
Allowance for credit losses	$53,162	$63,967	$50,359
As a percent of total loans	1.13%	1.43%	1.48%

The decline in the allowance balance at December 31, 2022 when compared to at December 31, 2021 was driven by decreases in the allowances for individually analyzed loans, as well as changes in qualitative factors period-over-period and the use of updated prepayment speeds. Those decreases were partially offset by loan growth and deterioration in the economic forecast. Peoples recorded $0.8 million of provision for credit losses to establish the allowance for credit losses for non-purchase credit deteriorated leases acquired from Vantage. The allowance for credit losses as a percent of total loans at December 31, 2022 decreased compared to at December 31, 2021, which was mostly due to the composition of Peoples' loan and lease portfolio as well as aforementioned the reduction in the allowance for credit losses.
During 2021, the allowance for credit losses grew 27% when compared to 2020, which was largely due to the Premier Merger and the North Star Leasing acquisition, and the related need to establish an allowance for credit losses on those portfolios, coupled with organic growth in loan balances during 2021. The North Star Leasing acquisition added $3.3 million to the allowance for credit losses at the acquisition date, of which $493,000 was established for PCD loans as part of the acquisition accounting, and the remainder was established through the recording of a provision for credit losses. The Premier Merger added $28.6 million to the allowance for credit losses during the third quarter of 2021, of which $16.9 million was established for PCD loans as part of the acquisition accounting, and the remainder was established using provision for credit losses. Also during 2021, economic factors and loss drivers improved compared to 2020, and had a positive impact on the CECL model. The allowance for credit losses as a percent of total loans was relatively stable at December 31, 2021 compared to December 31, 2020, and was mostly due to the composition of Peoples' loan and lease portfolio.
The 2020 allowance for credit losses was impacted by the COVID-19 pandemic, and the resulting impact on economic forecasts utilized in the CECL model.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" and "Note 4 Loans and Leases."
The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Allowance for credit losses, January 1	$63,967	$50,359	$25,868
Gross charge-offs:
Construction	16	—	—
Commercial real estate, other	489	387	528
Commercial and industrial	943	1,057	1,565
Premium finance	124	45	3
Leases	2,585	1,434	—
Residential real estate	668	385	353
Home equity lines of credit	88	197	103
Consumer, indirect	2,233	1,756	1,923
Consumer, direct	363	152	187
Consumer	2,596	1,908	2,110
Deposit account overdrafts	1,246	575	673
Total gross charge-offs	8,755	5,988	5,335
Recoveries:
Commercial real estate, other	297	204	200
Commercial and industrial	49	26	2,521
Premium finance	13	—	—
Leases	420	339	—
Residential real estate	84	143	302
Home equity lines of credit	45	41	12
Consumer, indirect	328	253	302
Consumer, direct	47	112	49
Consumer	375	365	351
Deposit account overdrafts	200	177	186
Total recoveries	1,483	1,295	3,572
Net charge-offs (recoveries):
Construction	16	—	—
Commercial real estate, other	192	183	328
Commercial and industrial	894	1,031	(956)
Premium finance	111	45	3
Leases	2,165	1,095	—
Residential real estate	584	242	51
Home equity lines of credit	43	156	91
Consumer, indirect	1,905	1,503	1,621
Consumer, direct	316	40	138
Consumer	2,221	1,543	1,759
Deposit account overdrafts	1,046	398	487
Total net charge-offs	$7,272	$4,693	$1,763
(Recovery of) Provision for credit losses, December 31 (a)	(2,904)	731	26,254
Initial allowance for PCD assets	$(629)	$17,570	$—
Allowance for credit losses, December 31	$53,162	$63,967	$50,359
Net charge-offs (recoveries) as a percent of average total loans:
Construction	—%	—%	—%
Commercial real estate, other	0.01%	—%	0.01%
Commercial and industrial	0.02%	0.03%	(0.03)%
Premium finance	—%	—%	—%
Leases	0.05%	0.03%	—%
Residential real estate	0.01%	0.01%	—%
Home equity lines of credit	—%	—%	—%
Consumer, indirect	0.04%	0.05%	0.05%
Consumer, direct	0.01%	—%	—%
Consumer	0.05%	0.05%	0.05%
Deposit account overdrafts	0.02%	0.01%	0.02%
Total	0.16%	0.13%	0.05%

(a)Amount does not include the provision for unfunded commitment liability.

Net charge-offs as a percent of average total loans for 2022 increased to 0.16% compared to 0.13% at 2021. The increase was due to increases in net charge-offs related to (i) lease balances, (ii) total consumer loan balances, and (iii) deposit account overdraft balances.
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
The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2022	2021	2020
Loans 90+ days past due and accruing (a):
Construction	$—	$90	$—
Commercial real estate, other	167	689	—
Commercial and industrial	130	1,139	50
Premium finance	504	865	589
Leases	3,041	—	—
Residential real estate	917	805	1,975
Home equity lines of credit	58	50	82
Consumer, indirect	—	—	39
Consumer, direct	25	85	17
Consumer	25	85	56
Total loans 90+ days past due and accruing	4,842	3,723	2,752
Nonaccrual loans (a):
Construction	12	6	4
Commercial real estate, other	9,522	16,849	8,744
Commercial and industrial	3,145	2,505	4,017
Leases	3,178	1,581	—
Residential real estate	8,517	8,016	6,080
Home equity lines of credit	680	687	708
Consumer, indirect	2,026	1,302	883
Consumer, direct	200	273	160
Consumer	2,226	1,575	1,043
Total nonaccrual loans	27,280	31,219	20,596

(Dollars in thousands)	2022	2021	2020
Nonaccrual troubled debt restructurings (TDRs):
Commercial real estate, other	$2,599	$218	$367
Commercial and industrial	317	1,067	2,175
Residential real estate	979	1,631	2,295
Home equity lines of credit	140	352	159
Consumer, indirect	150	272	190
Consumer, direct	8	6	11
Total nonaccrual TDRs	4,193	3,546	5,197
Total nonperforming loans (NPLs)	36,315	38,488	28,545
OREO:
Commercial	8,730	9,105	—
Residential	165	391	134
Total OREO	8,895	9,496	134
Total nonperforming assets (NPAs)	$45,210	$47,984	$28,679
Criticized loans (b)	$191,355	$194,016	$126,619
Classified loans (c)	89,604	106,547	72,518
Asset Quality Ratios:
Nonaccrual loans as a percent of total loans (d)	0.67%	0.78%	0.76%
NPLs as a percent of total loans (d)(e)	0.77%	0.86%	0.82%
NPAs as a percent of total assets (d)(e)	0.63%	0.68%	0.59%
NPAs as a percent of total loans and OREO (d)(e)	0.96%	1.07%	0.84%
Allowance for credit losses as a percent of nonaccrual loans (d)	168.91%	184.00%	195.24%
Allowance for credit losses as a percent of NPLs (d)(e)	146.39%	166.20%	180.14%
Criticized loans as a percent of total loans (b)(d)	4.07%	4.33%	3.72%
Classified loans as a percent of total loans (c)(d)	1.90%	2.38%	2.13%
(a)On January 1, 2020, Peoples adopted ASU 2016-13 and implemented the CECL model. The accounting for PCD loans under CECL resulted in the movement of $3.9 million of loans from the 90+ days past due and accruing category to the nonaccrual category as of January 1, 2020.
(b)Includes loans categorized as special mention, substandard or doubtful.
(c)Includes loans categorized as substandard or doubtful.
(d)Data presented as of the end of the year indicated.
(e)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Compared to December 31, 2021, Peoples' NPAs decreased to 0.63% of total assets at December 31, 2022. Loans 90+ days past due and accruing increased compared to at December 31, 2021, mostly due to the leases acquired in the Vantage acquisition. During 2022, both criticized and classified loans declined when compared to 2021. The decrease at December 31, 2022 in the amount of criticized loans when compared to at December 31, 2021 was largely due to a reduction in the criticized loans acquired in the Premier Merger. The decrease in classified loans when compared to December 31, 2021 was largely attributable to pay-offs and upgrades of classified loans acquired in the Premier Merger.
Nonperforming assets grew 67% during 2021 compared to 2020. This increase was primarily driven by the Premier Merger. At the same time, criticized loans, which are those categorized as special mention, substandard or doubtful, grew $67.4 million, or 53%, while classified loans, which are those categorized as substandard or doubtful, increased $34.0 million, or 47%, compared to at December 31, 2020. These increases were also due to the Premier Merger.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan's contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower's financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples' net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.7 million for 2022, $1.3 million for 2021 and $1.6 million for 2020. No portion of these amounts was recorded during 2022, 2021 or 2020.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2022, based on all significant information currently available. Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 4 Loans and Leases."
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2022	2021	2020
Non-interest-bearing deposits (a)	$1,589,402	$1,641,422	$997,323
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,160,182	1,167,460	692,113
Savings accounts	1,068,547	1,036,738	628,190
Retail CDs	530,236	643,759	445,930
Money market deposit accounts	617,029	651,169	591,373
Governmental deposit accounts	625,965	617,259	385,384
Brokered deposits	125,580	104,745	170,146
Total interest-bearing deposits	4,127,539	4,221,130	2,913,136
Total deposits	$5,716,941	$5,862,552	$3,910,459
(a) The sum of amounts presented are considered total demand deposits.
The decrease in total deposits between December 31, 2022 and December 31, 2021 was due to decreases in both interest-bearing and non-interest-bearing deposits. Total demand deposits comprised 48% of total deposits at each of December 31, 2022 and December 31, 2021. The variance was driven by decreases of (i) $113.5 million in retail certificates of deposits, (ii) $52.0 million in total non-interest-bearing deposit accounts and (iii) $34.1 million in money market deposit accounts, partially offset by increases of $31.8 million in savings account deposits and $20.8 million in brokered deposits.
The significant increase in deposits between December 31, 2021 and December 31, 2020 was largely due to deposits acquired in the Premier Merger. Total demand deposits comprised 48% of total deposits at December 31, 2021 and were 43% of total deposits at December 31, 2020. At December 31, 2021, the period-end deposit increase of $2.0 billion, or 50%, compared to December 31, 2020, was primarily due to deposits acquired from Premier. Also, throughout 2021 and 2020, customers maintained higher balances due to changes in customer habits in light of the COVID-19 pandemic, as well as fiscal stimulus funds and PPP loan proceeds.
As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered deposits. As of December 31, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $125.0 million were designated as cash flow hedges of brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

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
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2022	2021	2020
3 months or less	$54,471	$71,374	$55,402
Over 3 to 6 months	39,031	74,529	56,516
Over 6 to 12 months	58,342	83,094	36,448
Over 12 months	110,972	90,864	70,452
Total	$262,816	$319,861	$218,818
Additional information regarding Peoples' deposits can be found in "Note 8 Deposits."
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2022	2021	2020
Short-term borrowings:
FHLB overnight borrowings	$400,000	$—	$—
FHLB 90-day advances	—	40,000	—
Current portion of long-term FHLB advances	—	15,000	20,000
Repurchase agreements	100,138	111,482	53,261
Total short-term borrowings	500,138	166,482	73,261
Long-term borrowings:
FHLB advances	34,158	85,825	102,957
Vantage non-recourse debt	53,147	—	—
Junior subordinated debt securities	13,788	13,650	7,611
Total long-term borrowings	101,093	99,475	110,568
Total borrowed funds	$601,231	$265,957	$183,829
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Peoples continually evaluates the overall balance sheet position given the interest rate environment. Total borrowed funds increased at December 31, 2022 compared to at December 31, 2021 due to FHLB overnight borrowings of $400.0 million at December 31, 2022. During 2021, Peoples' repurchase agreements grew when compared to 2020 mostly due to accounts associated with the Premier Merger. Peoples also acquired additional junior subordinated debt securities in the Premier Merger, leading to the increase in long-term borrowings compared to 2020.
On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement with U.S. Bank National Association, the term of which has been extended to March 31, 2023 through an amendment in March 2022. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million.
Additional information regarding Peoples' borrowed funds can be found in "Note 9 Short-Term Borrowings" and "Note 10 Long-Term Borrowings."
Capital/Stockholders’ Equity
Peoples' total stockholders' equity at December 31, 2022 decreased 7% when compared to at December 31, 2021, which was due to (i) an other comprehensive loss of $115.5 million, (ii) dividends paid of $42.4 million and (iii) common share repurchases of $7.4 million, partially offset by net income of $101.3 million for 2022. The other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates. At December 31, 2022, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" under banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position.

During 2021, total stockholders' equity grew 47% when compared to 2020 mostly due to the issuance of $261.9 million in common shares related to the Premier Merger, in addition to net income of $47.6 million, which was partially offset by dividends paid to shareholders of $31.2 million.
Peoples elected to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period.
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 5.06% at December 31, 2022, 6.06% at December 31, 2021 and 6.50% at December 31, 2020. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2022.
The following table details Peoples' actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2022	2021	2020
Capital Amounts:
Common equity tier 1	$604,566	$577,565	$409,400
Tier 1	618,354	591,215	417,011
Total (tier 1 and tier 2)	662,421	648,948	456,384
Net risk-weighted assets	$5,071,240	$4,614,259	$3,146,767
Capital Ratios:
Common equity tier 1	11.92%	12.52%	13.01%
Tier 1	12.19%	12.81%	13.25%
Total (tier 1 and tier 2)	13.06%	14.06%	14.50%
Tier 1 leverage ratio	8.92%	8.67%	8.97%
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

The following table reconciles the calculation of the identified non-US GAAP financial measures to amounts reported in Peoples' Consolidated Financial Statements at December 31:

(Dollars in thousands)	2022	2021	2020
Tangible equity:
Total stockholders' equity	$785,328	$845,025	$575,673
Less: goodwill and other intangible assets	326,329	291,009	184,597
Tangible equity	$458,999	$554,016	$391,076

Tangible assets:
Total assets	$7,207,304	$7,063,521	$4,760,764
Less: goodwill and other intangible assets	326,329	291,009	184,597
Tangible assets	$6,880,975	$6,772,512	$4,576,167

Tangible book value per common share:
Tangible equity	$458,999	$554,016	$391,076
Common shares outstanding	28,287,837	28,297,771	19,563,979

Tangible book value per common share	$16.23	$19.58	$19.99

Tangible equity to tangible assets ratio:
Tangible equity	$458,999	$554,016	$391,076
Tangible assets	$6,880,975	$6,772,512	$4,576,167

Tangible equity to tangible assets	6.67%	8.18%	8.55%
The decline in tangible book value per common share at December 31, 2022 from December 31, 2021 was due to tangible equity declining as a result of other comprehensive losses recognized on available-for-sale investment securities, which were driven by changes in market interest rates.
The tangible equity to tangible assets ratio declined during 2021, compared to 2020. This reduction was mainly due to the acquisition of North Star Leasing, for which no stockholders' equity was issued and additional goodwill and intangibles were recorded.
Future Outlook
Peoples improved its performance considerably during 2022, recording record annual net income while reaping the benefits of the market interest rate increases and prior acquisitions. Peoples was recognized by Newsweek as the 2023 Best Small Bank in the state of Ohio as well as a Best Bank To Work For 2022 by American Banker. Peoples intends to keep this momentum moving into 2023, with a focus on strengthening the pipeline of referrals between lines of businesses for new clients, as well as growing the specialty finance lending and leasing portfolios, while also working to seamlessly integrate the Limestone Merger into Peoples' current operations.
Peoples has been able to capitalize on the recent mergers and acquisitions by (i) substantially reducing its efficiency ratio, (ii)    building on its positive operating leverage by growing revenues and (iii) offering state of the art technology to new clients. Management believes it can continue these trends with the pending Limestone Merger while expanding its business into larger markets in Kentucky to be in position to continue to provide a profitable return for shareholders during 2023.
During 2023, net interest income is expected to grow due to the Limestone Merger and organic growth, as well as the full year benefits of higher market interest rates as loans reprice to the newest rate. Net interest margin expansion is expected to slow in 2023 when compared to 2022, as Peoples will need to increase its funding costs in future periods. Net interest margin for 2023 is projected to be between 4.50% and 4.65%, which assumes modest increases in rates for 2023 as compared to year-end 2022.
Peoples projects total revenue growth to be between 20% and 25% in 2023, which includes the impact of the pending Limestone Merger. Total non-interest income, excluding net gains and losses, growth is projected to be between 10% and 15% in 2023 compared to 2022, which includes the impact of the Limestone Merger. Total non-interest expenses, excluding acquisition-related expenses, for 2023 are expected to increase 20% compared to 2022. The efficiency ratio is projected to be between 55% and 57% for 2023, including Limestone.
Peoples will continue to place importance on loan growth. Peoples anticipates that the annual loan growth for 2023, compared to 2022, will be between 25% and 30%, including Limestone balances. Peoples' annual organic growth without the acquired loans from Limestone, will likely be between 5% and 7%. Net charge-off rate during 2023, compared to 2022, is expected to increase by roughly 5 basis points. The balance sheet mix of Peoples will be continually evaluated in an effort to mitigate exposure risk, as interest rates are anticipated to increase during 2023.

Total deposit balances are expected to grow between 20% and 25%, primarily due to the deposits acquired in the Limestone Merger. Peoples expects annual organic growth without the acquired deposits from Limestone to be between 2% to 4%. Throughout 2022, deposits balances declined due to customers returning to pre-COVID-19 pandemic balances as well as rising market interest rates due to high levels of inflation.
Management believes Peoples is in position to continue the trend throughout 2022 of meaningfully exceeding all current analyst estimates for 2023 EPS. The anticipated benefits of the Limestone Merger as well as organic growth are anticipated to put Peoples in an advantageous situation to further improve its performance throughout 2023.
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
The ALCO uses various methods to assess and monitor the current level of Peoples' IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed for the year ended December 31, 2021.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
300	$13,000	4.4%	$24,903	11.7%	$(82,959)	(5.4)%	$(24,232)	(2.0)%
200	8,716	3.0%	16,312	7.7%	(55,809)	(3.6)%	(16,541)	(1.3)%
100	4,380	1.5%	7,899	3.7%	(28,157)	(1.8)%	(5,308)	(0.4)%
(100)	(11,404)	(3.9)%	(8,615)	(4.1)%	(21,124)	(1.4)%	(91,568)	(7.4)%
(200)	(27,659)	(9.4)%	(13,203)	(6.2)%	(80,484)	(5.2)%	(170,092)	(13.8)%
(300)	(43,728)	(14.8)%	(13,203)	(6.2)%	(152,152)	(9.8)%	(170,092)	(13.8)%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock assumes all points on the yield curve (one year, two year, three year, etc.) are directionally changed by the same degree. Management regularly assesses the impact of both increasing and decreasing interest rates. The table above shows the impact of upward and downward parallel shocks of 100, 200 and 300 basis points.
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. At December 31, 2022, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2022, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, remain constant, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs, resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2022, the bear steepener scenario resulted in an increase in both net interest income and the economic value of equity of 0.1% and 3.0%, respectively.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2022, the bear flattener scenario resulted in an increase in net interest income of 0.6% and a decline in the economic value of equity of 1.9%.
During 2022, Peoples' Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table illustrates this point as net interest income increases in the rising rate scenarios.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2022, Peoples had thirteen interest rate swap contracts, with an aggregate notional value of $125.0 million. Additional information regarding Peoples' interest rate swaps can be found in "Note 15 Derivative Financial Instruments."
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB of Cleveland), and the market value of unpledged U.S. government and agency securities. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. At December 31, 2022, Peoples maintained liquid assets of $251.3 million, representing 3.1% of total assets plus unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. At December 31, 2022, Peoples maintained liquefiable assets of $480.6 million, representing 6.0% of total assets plus unfunded loan commitments.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. At December 31, 2022, Peoples had a ratio of 3.71 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. At December 31, 2022, Peoples had a ratio of 4.18 times, which was within policy limits.
Peoples maintains multiple contingent sources of liquidity including secured wholesale funding lines and unsecured brokered deposit networks. Peoples' primary sources of secured wholesale funding are the FHLB of Cincinnati and the FRB of Cleveland. As of December 31, 2022, Peoples had unused collateral-based borrowing capacities of $241.1 million and $264.1 million, respectively, available with the FHLB of Cincinnati and the FRB of Cleveland. Together, these unused borrowing capacities represent 4.3% of total assets and unfunded loan commitments. Additionally, Peoples had $107.9 million of unpledged loan collateral eligible to secure additional borrowing capacity with the FRB of Cleveland.
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
Starting at March 31, 2020, there was an increase in deposit balances due to the influx of funds from fiscal stimulus, the PPP and other government actions that persisted throughout 2021. During 2022, deposit balances declined due to customers returning to pre-COVID-19 pandemic balances as well as rising market interest rates due to high levels of inflation.
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
For certain acquisitions, often those involving insurance businesses and wealth management books of business, a portion of the consideration is contingent upon revenue metrics being achieved. US GAAP requires that the amounts be recorded upon acquisition based on the best estimate of the future amounts to be paid at the time of acquisition. Any subsequent adjustment to the estimate is recorded in net income. Based on the acquisitions completed to date, management does not expect contingent consideration to have a material impact on Peoples' future performance.
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
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Peoples' management, including Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, identified a material weakness in Peoples' internal control over financial reporting during the fiscal year ended December 31, 2021. Control deficiencies were identified by Peoples’ management related to the accounting for loans acquired in the September 17, 2021 Premier Merger, specifically the designation of those acquired loans as either PCD or non-PCD, the designation of PCD loans as either pooled or individually assessed, and the estimation and calculation of expected credit losses on individually assessed loans. Based upon an internal review by Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, it was determined that the deficiencies in the design of internal controls supporting acquired PCD loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting.
During the year ended December 31, 2022, management took the following actions to remediate the aforementioned internal control deficiencies:

•reviewed the then existing internal controls with respect to the business combination process and performed a risk assessment to ensure those internal controls were appropriately designed to address the respective risks of material misstatement to the financial statements;
•implemented changes to Peoples' internal controls, including enhancing Peoples' internal control documentation (i.e., critical internal control operator steps, precision, review procedures);
•implemented and performed additional internal controls, as necessary;
•engaged third-party advisors to assist with internal control design for the Vantage acquisition, which closed during the year ended December 31, 2022; and
•prepared Control Support Summary memos for each executed business combination internal control. Each of the Control Support Summary memos includes a description of all information used in the execution of the associated internal control and a detail of critical steps performed by the internal control operator while executing the internal control.
Peoples' management believes the measures described above have remediated the material weakness previously identified and has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2022.
Management's Annual Report on Internal Control Over Financial Reporting
The "Report of Management's Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 79 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 81 of this Form 10-K.
Ernst & Young LLP (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited Peoples' consolidated financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of Peoples' internal control over financial reporting as of December 31, 2022. The report, which expresses the opinion that Peoples' management has maintained effective internal control over financial reporting as of December 31, 2022, is included in the "Report of Independent Registered Public Accounting Firm"
Changes in Internal Control Over Financial Reporting
Except in connection with the remediation of the material weakness identified in 2021 as discussed above, there were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
With the supervision and participation of Peoples' President and Chief Executive Officer and Peoples' Executive Vice President, Chief Financial Officer and Treasurer, Peoples' management evaluated the effectiveness of Peoples' internal control over financial reporting as of December 31, 2022, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, Peoples' management has concluded that Peoples' internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2022
No matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Projection of the evaluation of effectiveness to future periods is subject to risks, including but not limited to (a) controls may become inadequate due to changes in conditions; (b) a deterioration may occur in the degree of compliance with policies or procedures; and (c) the possibility of control circumvention or override occurring, any of which may lead to misstatements due to undetected error or fraud. Effective internal control over financial reporting can provide only a reasonable assurance with respect to financial statement preparation and financial reporting.
Control deficiencies were identified by Peoples’ management related to the accounting for loans acquired in the September 17, 2021 Premier Merger, specifically the designation of those acquired loans as either PCD or non-PCD, the designation of PCD loans as either pooled or individually assessed, and the estimation and calculation of expected credit losses on individually assessed loans. Based upon an internal review by Peoples’ management, with the participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, it was determined that the deficiencies in the design of internal controls supporting acquired PCD loan accounting and the related allowance for credit losses aggregated to a material weakness in internal control over financial reporting as of December 31, 2021. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Peoples’ annual or interim financial statements will not be prevented or detected on a timely basis.
To address the financial disclosure impact by the identified internal control deficiencies, Peoples recorded a reduction in "Goodwill" of $6.1 million, a decrease in "Other assets" of $1.7 million, a decrease in the “Allowance for credit losses” of $3.7 million, an increase in “Loans and leases, net of deferred fees and costs” of $2.2 million, and a decrease in “Accrued expenses and other liabilities” of $0.4 million as of December 31, 2021, with an offsetting reduction in net income for the 2021 fiscal year of approximately $1.5 million. The impact of the material weakness (and related internal control deficiencies) on Peoples’ consolidated financial statements for the interim periods ended September 30, 2021 and December 31, 2021 were not considered material. Materiality was evaluated both quantitatively and qualitatively in accordance with the guidance provided by Staff Accounting Bulletin No. 99 – Materiality. As such, the material weakness (and related internal control deficiencies) did not result in a material misstatement in Peoples’ previously filed condensed consolidated financial statements for the periods ended September 30, 2021, and such financial statements can still be relied upon.
To address the material weakness described above, Peoples reviewed the then existing internal controls with respect to the business combination process and performed a risk assessment to ensure those internal controls were appropriately designed to address the respective risks of material misstatement to the financial statements. Based on that review, Peoples' management implemented changes to Peoples' internal controls, enhanced Peoples' internal control documentation and implemented and performed additional internal control procedures as necessary. Peoples' management will continue to monitor the effectiveness of these internal controls and will make any further changes management determines to be necessary or appropriate.
Peoples' management assessed the effectiveness of Peoples' internal control over financial reporting as of December 31, 2022, and, based on this assessment, has concluded Peoples' internal control over financial reporting was effective at a reasonable assurance level as of that date.
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
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Accounting for the Allowance for Credit Losses
Description of the Matter
As discussed in Note 1 and Note 4 of the financial statements, management estimates the allowance for credit losses (ACL) based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, the Company uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis, and a discounted cash flow methodology in determining an ACL for each loan segment. Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan segments to reflect the impact these factors may have on expected losses in the loan portfolio. These include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks. The Company’s loan and lease portfolio totaled $4.71 billion as of December 31, 2022, and the associated ACL was $53.2 million.
Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the judgment required in assessing whether the economic forecast used is reasonable and supportable. Management’s determination of the economic forecast used in calculating the modelled ACL is highly judgmental and has a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s processes for establishing the ACL through the year ended December 31, 2022. We evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which included, among others, management’s review and approval controls designed to assess and challenge whether the economic forecast used is reasonable and supportable.
To test whether the economic forecast utilized by the Company in calculating the ACL was reasonable and supportable, our audit procedures included, among others, the following: 1) We obtained corroborative information, including employment statistics, economic reports and alternative economic forecasts, and considered any contrary evidence; 2) We evaluated the reliability of the external information source used by the Company in determining the economic forecast; 3) We verified the economic variables from the external information source were accurately input into the Company’s model used in estimating the ACL; 4) We compared the total ACL to the Company’s historical losses, considering changes in the current economic environment to evaluate whether the ACL appropriately reflected losses expected in the portfolio; and 5) We evaluated whether the total ACL appropriately reflected losses expected in the loan portfolio by comparing to peer bank data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Charleston, West Virginia
February 27, 2023

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$94,679	$74,354
Interest-bearing deposits in other banks	59,343	341,373
Total cash and cash equivalents	154,022	415,727
Available-for-sale investment securities, at fair value (amortized cost of $1,300,719 at December 31, 2022 and $1,283,146 at December 31, 2021) (a)	1,131,399	1,275,493
Held-to-maturity investment securities, at amortized cost (fair value of $478,509 at December 31, 2022 and $369,955 at December 31, 2021) (a)	560,212	374,129
Other investment securities	51,609	33,987
Total investment securities (a)	1,743,220	1,683,609
Loans and leases, net of deferred fees and costs (b)	4,707,150	4,481,600
Allowance for credit losses	(53,162)	(63,967)
Net loans	4,653,988	4,417,633
Loans held for sale	2,140	3,791
Bank premises and equipment, net of accumulated depreciation	82,934	89,260
Bank owned life insurance	105,292	73,358
Goodwill	292,397	264,193
Other intangible assets	33,932	26,816
Other assets	139,379	89,134
Total assets	$7,207,304	$7,063,521
Liabilities
Deposits:
Non-interest-bearing	$1,589,402	$1,641,422
Interest-bearing	4,127,539	4,221,130
Total deposits	5,716,941	5,862,552
Short-term borrowings	500,138	166,482
Long-term borrowings	101,093	99,475
Accrued expenses and other liabilities	103,804	89,987
Total liabilities	6,421,976	6,218,496
Stockholders’ Equity
Preferred stock, no par value, 50,000 shares authorized and no shares issued at December 31, 2022 and December 31, 2021	—	—
Common stock, no par value, 50,000,000 shares authorized, 29,857,920 shares issued at December 31, 2022 and 29,814,401 shares issued at December 31, 2021, including shares held in treasury	686,450	686,282
Retained earnings	265,936	207,076
Accumulated other comprehensive loss, net of deferred income taxes	(127,136)	(11,619)
Treasury stock, at cost, 1,643,461 shares at December 31, 2022 and 1,577,359 shares at December 31, 2021	(39,922)	(36,714)
Total stockholders’ equity	785,328	845,025
Total liabilities and stockholders’ equity	$7,207,304	$7,063,521

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $241, respectively, as of December 31, 2022 and $0 and $286, respectively, at December 31, 2021.
(b)Also referred to throughout this Form 10-K as "total loans" and "loans held for investment."

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2022	2021	2020
Interest income:
Interest and fees on loans	$234,765	$166,081	$140,090
Interest and dividends on taxable investment securities	28,903	15,033	14,188
Interest on tax-exempt investment securities	4,176	3,362	2,484
Other interest income	1,710	313	342
Total interest income	269,554	184,789	157,104
Interest expense:
Interest on deposits	9,171	9,922	13,500
Interest on short-term borrowings	2,661	541	2,571
Interest on long-term borrowings	4,280	1,773	2,110
Total interest expense	16,112	12,236	18,181
Net interest income	253,442	172,553	138,923
(Recovery of) Provision for credit losses (a)	(3,510)	731	26,254
Net interest income after provision for credit losses	256,952	171,822	112,669
Non-interest income:
Electronic banking income	21,094	18,010	14,246
Trust and investment income	16,391	16,456	13,662
Insurance income	15,727	15,252	14,042
Deposit account service charges	14,583	10,143	9,418
Lease income	4,267	1,293	—
Bank owned life insurance income	2,624	1,767	1,977
Mortgage banking income	1,397	3,439	6,499
Net (loss) gain on asset disposals and other transactions	(616)	493	(290)
Net loss on investment securities	(61)	(862)	(368)
Other non-interest income (b)	3,430	2,894	4,486
Total non-interest income	78,836	68,885	63,672
Non-interest expense:
Salaries and employee benefit costs	112,690	94,612	76,361
Net occupancy and equipment expense	19,516	14,918	12,808
Data processing and software expense	14,241	10,542	7,441
Professional fees	12,094	15,783	6,912
Electronic banking expense	9,231	8,885	7,777
Amortization of other intangible assets	7,763	4,775	3,223
Marketing expense	3,728	3,658	2,101
FDIC insurance expense	3,702	1,976	1,302
Franchise tax expense	3,487	3,357	3,506
Other loan expenses	2,735	2,001	1,584
Communication expense	2,484	1,657	1,134
Other non-interest expense	15,476	21,573	9,546
Total non-interest expense	207,147	183,737	133,695
Income before income taxes	128,641	56,970	42,646
Income tax expense	27,349	9,415	7,879
Net income	$101,292	$47,555	$34,767
Earnings per common share – basic	$3.61	$2.17	$1.74
Earnings per common share – diluted	$3.60	$2.15	$1.73
Weighted-average number of common shares outstanding – basic	27,908,022	21,816,511	19,721,772
Weighted-average number of common shares outstanding – diluted	27,999,602	21,959,883	19,843,806
(a) The provision for credit losses includes changes related to the allowance for credit losses on loans, held-to-maturity investment securities, and the unfunded commitment liability.
(b) Includes realized and unrealized gains on equity investment securities recorded in other non-interest income of $2, $111, and $660 for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)	2022	2021	2020
Net income	$101,292	$47,555	$34,767
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising in the period	(161,730)	(26,985)	11,394
Related tax benefit (expense)	37,733	5,777	(2,393)
Reclassification adjustment for net loss included in net income	61	862	368
Related tax expense	(14)	(192)	(77)
Net effect on other comprehensive (loss) income	(123,950)	(20,538)	9,292
Defined benefit plans:
Net gain (loss) arising during the period	76	2,318	(1,072)
Related tax (expense) benefit	(18)	(518)	225
Amortization of unrecognized loss on service benefit plans	63	103	127
Related tax benefit	(15)	(23)	(27)
Reclassification from accumulated other comprehensive income ("AOCI")	185	143	1,054
Related tax benefit	(43)	(32)	(221)
Net effect on other comprehensive income	248	1,991	86
Cash flow hedges:
Net gains (losses) arising during the period	10,606	6,999	(8,376)
Related tax (expense) benefit	(2,421)	(1,407)	1,759
Net effect on other comprehensive income (loss)	8,185	5,592	(6,617)
Total other comprehensive (loss) income, net of tax	(115,517)	(12,955)	2,761
Total comprehensive (loss) income	$(14,225)	$34,600	$37,528

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Balance, December 31, 2019	$420,876	$187,149	$(1,425)	$(12,207)	$594,393
Net income	—	34,767	—	—	34,767
Other comprehensive income, net of tax	—	—	2,761	—	2,761
Cash dividends declared	—	(27,516)	—	—	(27,516)
Reissuance of treasury stock for common share awards	(2,729)	—	—	2,729	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	59	59
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,128)	(1,128)
Common shares repurchased under share repurchase program	—	—	—	(29,281)	(29,281)
Common shares issued under dividend reinvestment plan	799	—	—	—	799
Common shares issued under compensation plan for Boards of Directors	17	—	—	360	377
Common shares issued under performance unit awards, net of tax	41	—	—	138	179
Stock-based compensation	3,556	—	—	—	3,556
Common shares issued under employee stock purchase plan	(24)	—	—	440	416
Impact of adoption of new accounting standard, net of taxes (a)	$—	(3,709)	$—	$—	(3,709)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	47,555	—	—	47,555
Other comprehensive loss, net of tax	—	—	(12,955)	—	(12,955)
Cash dividends declared	—	(31,170)	—	—	(31,170)
Reissuance of treasury stock for common share awards	(2,740)	—	—	2,740	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,306)	(1,306)
Common shares issued under dividend reinvestment plan	910	—	—	—	910
Common shares issued under compensation plan for Boards of Directors	98	—	—	276	374
Stock-based compensation	3,436	—	—	—	3,436
Common shares issued under employee stock purchase plan	143	—	—	392	535
Issuance of common shares related to the Premier Merger	261,899	—	—	—	261,899
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
(Dollars in thousands)
Net income	$—	$101,292	$—	$—	$101,292
Other comprehensive loss, net of tax	—	—	(115,517)	—	(115,517)
Cash dividends declared	—	(42,432)	—	—	(42,432)
Reissuance of treasury stock for common share awards	(4,989)	—	—	4,989	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive plan and under compensation plan for Boards of Directors	—	—	—	(1,745)	(1,745)
Common shares repurchased under share repurchase program	—	—	—	(7,407)	(7,407)
Common shares issued under dividend reinvestment plan	1,272	—	—	—	1,272
Common shares issued under compensation plan for Boards of Directors	83	—	—	423	506
Common shares issued under employee stock purchase plan	95	—	—	454	549
Stock-based compensation	3,707	—	—	—	3,707
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
(a)On January 1, 2020, Peoples adopted ASU 2016-13, which resulted in a reduction to retained earnings of $3.7 million, net of statutory federal corporate income tax.

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2022	2021	2020
Operating activities:
Net income	$101,292	$47,555	$34,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	17,319	24,643	25,639
(Recovery of) provision for credit losses	(3,510)	731	26,254
Bank owned life insurance income	(2,624)	(1,767)	(1,977)
Net loss on investment securities	61	862	368
Fair value adjustment on equity investment securities	(2)	(111)	(660)
Loans originated for sale	(48,081)	(94,154)	(260,974)
Proceeds from sales of loans	50,442	157,349	268,363
Net gains on sales of loans	(994)	(2,994)	(6,446)
Deferred income tax expense (benefit)	18,566	2,874	(8,101)
(Decrease) increase in accrued expenses	(4,692)	2,433	799
(Increase) decrease in interest receivable	(5,836)	1,435	(865)
Increase in other assets	1,629	2,874	1,006
Change in lease right-of-use assets and lease liabilities	(38)	509	48
Other, net	(3,693)	14,181	7,262
Net cash provided by operating activities	119,839	156,420	85,483
Investing activities:
Available-for-sale investment securities:
Purchases	(246,155)	(852,542)	(261,395)
Proceeds from sales	28,663	544,096	82,610
Proceeds from principal payments, calls and prepayments	190,143	297,693	356,854
Held-to-maturity investment securities:
Purchases	(206,768)	(316,346)	(40,112)
Proceeds from principal payments	19,033	7,333	5,123
Other investment securities:
Purchases	(23,632)	(1,415)	(6,261)
Proceeds from sales	5,784	9,299	12,180
Net (increase) decrease in loans held for investment	(58,142)	113,467	(444,128)
Net expenditures for premises and equipment	(6,753)	(6,685)	(4,299)
Proceeds from sales of other real estate owned	572	2,073	269
Investment in bank owned life insurance	(30,000)	—	—
Proceeds from bank owned life insurance	689	—	108
Business acquisitions, net of cash received	(85,791)	132,719	(94,856)
Investment in limited partnership and tax credit funds	(1,857)	(4,125)	(12)
Net cash used in investing activities	(414,214)	(74,433)	(393,919)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(52,020)	150,986	326,115
Net (decrease) increase in interest-bearing deposits	(93,082)	49,774	292,822
Net increase (decrease) in short-term borrowings	328,611	14,414	(263,716)
Proceeds from long-term borrowings	24,804	—	50,000
Payments on long-term borrowings	(125,345)	(2,132)	(2,715)
Cash dividends paid	(42,372)	(31,002)	(27,052)
Repurchase of treasury stock under share repurchase program	(7,407)	—	(29,281)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,745)	(1,306)	(1,128)
Proceeds from issuance of common shares	1,226	906	594
Contingent consideration payments made after a business acquisition	—	—	(296)
Net cash provided by financing activities	32,670	181,640	345,343
Net (decrease) increase in cash and cash equivalents	(261,705)	263,627	36,907
Cash and cash equivalents at beginning of period	415,727	152,100	115,193
Cash and cash equivalents at end of period	$154,022	$415,727	$152,100

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2022	2021	2020
Supplemental cash flow information:
Interest paid	$16,270	$13,391	$18,939
Income taxes paid	4,131	6,693	12,500
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$110	$298	$296
Noncash recognition of new leases	880	2,482	62

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products primarily offered through its 129 financial service offices and ATMs, including 113 full-service branches in Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland as of December 31, 2022, as well as through online resources that are web-based and mobile-based. Peoples' insurance, premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank's credit card and merchant processing services are provided through joint marketing arrangements with third parties.
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
Operating Segments: Peoples' business activities are currently confined to one reportable operating segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, leasing, insurance, investment and trust solutions.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. Peoples had no restricted funds at December 31, 2022 or December 31, 2021 held in interest-bearing deposits in other banks, which were being used as collateral and not available for withdrawal. During 2021, Peoples began collateralizing its hedging relationships with investment securities in lieu of cash and cash equivalents held in other banks.

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
Peoples evaluates available-for-sale investment securities on a quarterly basis to determine how much, if any, allowance for credit losses is required. Peoples reviews available-for-sale investment securities at an unrealized loss position, with potential exposure to a credit event (which excludes U.S. government and U.S. government sponsored agency securities) to determine if the unrealized loss was credit-related. An allowance for credit losses is recorded to the extent that the unrealized loss was credit-related and likely to be permanent.
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
Loans and Leases: Loans originated by Peoples that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. Leases originated by Peoples are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Throughout this Form 10-K, loans and leases are referred to as "total loans" and "loans held for investment". The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management's view of the foreseeable future.
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
Loans and leases acquired in a business combination that have evidence of more than insignificant credit deterioration, which includes loans and leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered PCD loans or leases. These loans are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other loans or leases. The initial allowance for credit losses determined on a collective basis is allocated to individual loans or leases. The total of the purchase price and allowance for credit losses is the net amount expected to be collected for PCD loans or leases. The variance between the initial amortized cost basis and the par value of the loan is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the loan. The variance between the initial amortized cost basis and the fair value of a lease is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the lease.
Loans and leases acquired in a business combination that are not considered PCD are recorded at fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to each loan's or lease's cost basis and is accreted or amortized to interest income over the loan's or lease's remaining life using the level yield method. At the acquisition date, Peoples records provision for credit losses to establish the allowance for credit losses for these acquired loans and leases.

Loans Held for Sale: Loans originated by Peoples and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.
Loans originated by Peoples with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan's transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan's fair value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for credit losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in income.
Allowance for Credit Losses: The allowance for credit losses includes both the allowance for credit losses for loans and leases and the allowance for credit losses on lending-related commitments. The allowance for credit losses is a valuation reserve established through the provision for credit losses charged against income. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 19 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
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
Peoples categorized loans involving commercial borrowers into risk categories based upon an established grading matrix. This system was used to manage the risk within Peoples' commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for credit losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed at least on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis.
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
Troubled Debt Restructuring ("TDR"): The restructuring of a loan is considered a TDR if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Loans acquired that are restructured after acquisition are not considered TDRs if the loans evidenced credit deterioration as of the acquisition date and are accounted for in pools of PCD loans.
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
On March 22, 2020, federal and state banking regulators issued a joint statement, with which the FASB concurred as to the approach, regarding accounting for loan modifications for borrowers affected by COVID-19, based on provisions included in the CARES Act. In this guidance, short-term modifications, made on a good faith basis in response to COVID-19, to borrowers who were current prior to any relief, are not considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment which are insignificant. Under the guidance, borrowers that are considered current are those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. In addition, modification or deferral programs mandated by the U.S. federal government or any state government related to COVID-19 are not in the scope of accounting for TDRs defined in ASC 310-40. Based on this guidance, Peoples does not classify COVID-19 loan modifications as TDRs.
On August 3, 2020, federal and state banking regulators issued a joint statement, encouraging financial institutions to consider prudent accommodation options to mitigate losses for the borrower and financial institution beyond the initial accommodation period. Under this guidance, institutions should also provide consumers with available options for repaying missed payments at the end of their accommodation to avoid delinquencies, as well as options for changes to terms to support sustainable and affordable payments for the long term. These considerations should also include prudent risk management practices at the financial institution based on the credit risk of the borrower. Peoples is actively working with its affected customers to address any further accommodation needs while carefully evaluating the associated credit risk of the borrowers.
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

Under the CARES Act, which was subsequently extended under legislation enacted in December 2020, borrowers who were making payments as required and were not considered past due prior to becoming affected by COVID-19 and then received payment accommodations as a result of the effects of COVID-19 generally would not be reported as past due. If Peoples agrees to a payment deferral for a borrower under the CARES Act, this may result in no contractual payments being past due, and the loans are not considered past due during the period of the deferral. Under the CARES Act, during the time that Peoples maintains these short-term arrangements with borrowers, it should not report the loans as nonaccrual. This program expired as of January 1, 2022.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition or business combination over the fair value of the net assets acquired in the acquisition or business combination. Goodwill is not amortized but is tested for impairment when indicators of impairment exist, or at least annually on October 1.
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
Derivatives: Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples' known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples' assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions. Amounts reported in AOCI related to derivatives are reclassified to interest income or expense as interest payments are made or received on Peoples' variable-rate assets or liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. If the derivative financial instruments designated as cash flow hedges are deemed effective, changes in the fair value of each derivative financial instrument are reported in AOCI (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. If the derivative financial instruments designated as cash flow hedges are deemed ineffective, changes in the fair value of the derivative financial instrument are recognized directly in earnings.
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives. The valuation of such commitments considers the servicing release premium, but does not consider other expected cash flows related to the servicing of the future loan. Management determined these derivatives did not have a material effect on Peoples' financial position, results of operations or cash flows.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the effective yield method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in "Other assets" and totaled $15.1 million and $16.6 million at December 31, 2022 and 2021, respectively.
Other Real Estate Owned ("OREO"): OREO, included in "Other assets" on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $8.9 million at December 31, 2022 and $9.5 million at December 31, 2021.
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
Lease income: Peoples acquired its lease portfolio in the NSL and Vantage acquisitions. Lease income presented in "Non-interest income" consists of gains or losses, including residual asset gains and losses, on (i) the termination of leases, (ii) syndicated leases, and (iii) other fees. Gains on the early termination of leases are recognized at a point in time, which is at the completion of the relevant transaction. Gains on syndicated leases and other fees are recognized over time on a monthly basis.
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

Also included in other non-interest income are commercial loan swap fees, which consist of income related to transactions in which Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples Bank. Commercial loan swap fees are variable as these fees are a certain percentage of the total swap fee collected on a completed transaction. Peoples Bank estimates the variable consideration based upon the most likely amount method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Stock-Based Compensation: Stock-based compensation for restricted common share awards is measured at the fair value of these awards on their grant date. Stock-based compensation is recognized over the restriction period for restricted common share awards. Only the expense for the portion of the awards expected to vest is recognized. For service-based awards, stock-based compensation for awards granted to employees who are eligible for retirement is recognized on the date the employee is first eligible to retire.
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
A tax position is initially recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amounts of Peoples' uncertain income tax positions and unrecognized benefits are disclosed in "Note 13 Income Taxes."
Earnings per Share ("EPS"): Basic EPS and diluted EPS are calculated using the two-class method since Peoples has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include non-vested restricted common shares using the treasury stock method.
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
ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update was effective as of March 12, 2020 through December 31, 2022. The FASB further updated the guidance with ASU 2022-06, which deferred the sunset date of ASC Topic 848, Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. This ASU was early adopted by Peoples as of September 30, 2021, and did not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform. Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, Peoples ceased originating LIBOR-based products and began originating SOFR indexed products. Peoples will continue to transition all remaining LIBOR-based products to SOFR-based products. Peoples will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates, if necessary and as needed.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on disclosures to include current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has as, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and will be effective for Peoples as of January 1, 2023. The amendments in this ASU may also be early adopted, including adoption in any interim period. The guidance will not have a material impact on Peoples' financial condition or results of operations.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2022 and December 31, 2021, there were no assets and liabilities measured on a recurring basis that were considered Level 3 measurements.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$152,422	$—	$35,604	$—
U.S. government sponsored agencies	—	88,115	—	81,739
States and political subdivisions	—	225,882	—	259,319
Residential mortgage-backed securities	—	604,653	—	828,517
Commercial mortgage-backed securities	—	50,049	—	63,519
Bank-issued trust preferred securities	—	10,278	—	6,795
Total available-for-sale securities	152,422	978,977	35,604	1,239,889
Equity investment securities (a)	147	199	160	184
Derivative assets (b)	—	34,123	—	12,163
Liabilities:
Derivative liabilities (c)	$—	$28,529	$—	$17,183
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, SOFR and LIBOR (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Equity Investment Securities: The fair values of Peoples' equity investment securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Consolidated Balance Sheets at their fair value within "Other assets" and "Accrued expenses and other liabilities", respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2022 and December 31, 2021, there were no assets and liabilities measured on a non-recurring basis that were considered Level 1 measurements.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Collateral dependent loans	$—	$10,354	$—	$430
Loans held for sale (a)	1,254	—	418	—
Other real estate owned ("OREO")	—	55	—	87
Servicing rights (b)(c)	$—	$—	—	$22
(a) Loans held for sale are presented gross of a valuation allowance of $105 and $0 at December 31, 2022 and December 31, 2021, respectively.
(b) Included in "Other intangible assets" on the Consolidated Balance Sheets. Servicing rights are carried at the lower of cost or estimated market value.
(c) Peoples established a valuation allowance on servicing rights of $1 at December 31, 2022 and $12 at December 31, 2021. The fair value of the servicing rights on 10-year fixed rate loans was less than the carrying value.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2022		December 31, 2021
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$154,022	$154,022	$415,727	$415,727
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	132,366	123,020	36,431	35,513
States and political subdivisions (a)	2	145,263	108,776	151,688	150,138
Residential mortgage-backed securities	2	176,215	157,998	110,708	110,159
Commercial mortgage-backed securities	2	101,861	85,354	75,588	74,145
Commercial mortgage-backed securities	3	4,748	3,361	—	—
Total held-to-maturity securities		560,453	478,509	374,415	369,955
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	26,605	26,605	17,308	17,308
Federal Reserve Bank ("FRB") stock	N/A	21,231	21,231	13,311	13,311
Total other investment securities at cost		47,836	47,836	30,619	30,619
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,048	2,048	2,240	2,240
Other investment securities (c)	2	1,379	1,379	784	784
Total other investment securities at fair value		51,263	51,263	33,643	33,643
Loans and leases, net of deferred fees and cost (d)	3	4,707,150	4,516,695	4,481,600	4,510,605
Bank owned life insurance	2	105,292	105,292	73,358	73,358
Financial liabilities:
Deposits	2	$5,716,941	$4,682,491	$5,862,552	$5,546,552
Short-term borrowings	2	500,138	504,584	166,482	164,990
Long-term borrowings	2	101,093	101,992	99,475	101,664
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $241 and $286, at December 31, 2022 and December 31, 2021, respectively.
(b) Nonqualified deferred compensation includes underlying investments in mutual funds.
(c) "Other investment securities", as reported on the Consolidated Balance Sheets, also included equity investment securities at December 31, 2022 and at December 31, 2021, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and cost are presented gross of an allowance for credit losses of $53.2 million and $64.0 million, as of December 31, 2022 and December 31, 2021, respectively.

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
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems (Level 2). When observable market data is absent, the independent pricing service estimates prices based on underlying cash flow characteristics and discount rates and compare to similar securities (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
Obligations of:
U.S. Treasury and government agencies	$158,473	$—	$(6,051)	$152,422
U.S. government sponsored agencies	101,753	18	(13,656)	88,115
States and political subdivisions	261,612	12	(35,742)	225,882
Residential mortgage-backed securities	707,025	1,017	(103,389)	604,653
Commercial mortgage-backed securities	61,091	—	(11,042)	50,049
Bank-issued trust preferred securities	10,765	57	(544)	10,278
Total available-for-sale securities	$1,300,719	$1,104	$(170,424)	$1,131,399
2021
Obligations of:
U.S. Treasury and government agencies	$35,609	$12	$(17)	$35,604
U.S. government sponsored agencies	83,019	58	(1,338)	81,739
States and political subdivisions	259,508	3,187	(3,376)	259,319
Residential mortgage-backed securities	833,328	6,565	(11,376)	828,517
Commercial mortgage-backed securities	64,971	42	(1,494)	63,519
Bank-issued trust preferred securities	6,711	215	(131)	6,795
Total available-for-sale securities	$1,283,146	$10,079	$(17,732)	$1,275,493
The unrealized losses related to residential mortgage-backed securities at December 31, 2022 and 2021 were attributable to changes in market interest rates and spreads since the securities were purchased.

The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2022	2021	2020
Gross gains realized	$314	$1,184	$655
Gross losses realized	375	2,046	1,023
Net (loss) gain realized	$(61)	$(862)	$(368)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2022
Obligations of:
U.S. Treasury and government agencies	$112,730	$2,772	13	$39,692	$3,279	11	$152,422	$6,051
U.S. government sponsored agencies	15,166	249	17	66,706	13,407	18	81,872	13,656
States and political subdivisions	60,324	714	114	156,900	35,028	117	217,224	35,742
Residential mortgage-backed securities	104,959	8,087	105	488,452	95,302	139	593,411	103,389
Commercial mortgage-backed securities	1,874	129	2	48,175	10,913	21	50,049	11,042
Bank-issued trust preferred securities	4,400	100	3	3,556	444	2	7,956	544
Total	$299,453	$12,051	254	$803,481	$158,373	308	$1,102,934	$170,424
2021
Obligations of:
U.S. Treasury and government agencies	$16,914	$17	6	$—	$—	—	$16,914	$17
U.S. government sponsored agencies	72,406	1,192	13	4,854	146	1	77,260	1,338
States and political subdivisions	101,397	2,075	71	30,853	1,301	11	132,250	$3,376
Residential mortgage-backed securities	573,139	9,051	113	51,103	2,325	14	624,242	11,376
Commercial mortgage-backed securities	60,134	1,494	21	—	—	—	60,134	1,494
Bank-issued trust preferred securities	2,991	9	1	878	122	1	3,869	131
Total	$826,981	$13,838	225	$87,688	$3,894	27	$914,669	$17,732
Management evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2022, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2022, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2022 and 2021 were largely attributable to changes in market interest rates and spreads since the securities were purchased. Accrued interest receivable is not included in investment securities balances, and is presented in the "Other assets" line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $7.8 million at December 31, 2022 and $5.5 million at December 31, 2021.
At December 31, 2022, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Of the four positions, three positions had a fair value of less than 90% of their respective book value. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low number of loans underlying these securities.

The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2022 were primarily attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2022.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$53,010	$105,463	$—	$—	$158,473
U.S. government sponsored agencies	7,028	41,440	45,016	8,269	101,753
States and political subdivisions	27,434	48,406	69,824	115,948	261,612
Residential mortgage-backed securities	18	1,595	57,748	647,664	707,025
Commercial mortgage-backed securities	1,090	4,089	30,901	25,011	61,091
Bank-issued trust preferred securities	—	4,265	6,500	—	10,765
Total available-for-sale securities	$88,580	$205,258	$209,989	$796,892	$1,300,719
Fair value
Obligations of:
U.S. Treasury and government agencies	$51,957	$100,465	$—	$—	$152,422
U.S. government sponsored agencies	6,933	37,643	37,513	6,026	88,115
States and political subdivisions	27,312	46,152	58,275	94,143	225,882
Residential mortgage-backed securities	18	1,524	52,232	550,879	604,653
Commercial mortgage-backed securities	1,080	3,751	25,520	19,698	50,049
Bank-issued trust preferred securities	—	4,313	5,965	—	10,278
Total available-for-sale securities	$87,300	$193,848	$179,505	$670,746	$1,131,399
Total weighted-average yield	2.32%	2.07%	1.71%	1.82%	1.88%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
Obligations of:
U.S. government sponsored agencies	$132,366	$—	$130	$(9,476)	$123,020
States and political subdivisions	145,263	(241)	162	(36,408)	108,776
Residential mortgage-backed securities	176,215	—	244	(18,461)	157,998
Commercial mortgage-backed securities	106,609	—	—	(17,894)	88,715
Total held-to-maturity securities	$560,453	$(241)	$536	$(82,239)	$478,509
2021
Obligations of:
U.S. government sponsored agencies	$36,431	$—	$86	$(1,004)	$35,513
States and political subdivisions	151,688	(286)	1,006	(2,270)	150,138
Residential mortgage-backed securities	110,708	—	370	(919)	110,159
Commercial mortgage-backed securities	75,588	—	182	(1,625)	74,145
Total held-to-maturity securities	$374,415	$(286)	$1,644	$(5,818)	$369,955
There were no sales of held-to-maturity securities during the years ended December 31, 2022 and December 31, 2021.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to-maturity investment securities are residential mortgage-backed securities. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2022
Obligations of:
U.S. government sponsored agencies	$59,905	$651	17	$29,306	$8,825	9	$89,211	$9,476
States and political subdivisions	3,590	1,072	3	101,863	35,336	64	105,453	36,408
Residential mortgage-backed securities	71,582	2,904	21	72,862	15,557	18	144,444	18,461
Commercial mortgage-backed securities	26,869	650	8	61,846	17,244	29	88,715	17,894
Total	$161,946	$5,277	49	$265,877	$76,962	120	$427,823	$82,239
2021
Obligations of:
U.S. government sponsored agencies	$17,328	$504	6	$14,635	$500	2	$31,963	$1,004
States and political subdivisions	61,954	1,041	34	27,328	1,229	6	89,282	2,270
Residential mortgage-backed securities	88,937	919	17	—	—	—	88,937	919
Commercial mortgage-backed securities	67,338	1,625	21	—	—	—	67,338	1,625
Total	$235,557	$4,089	78	$41,963	$1,729	8	$277,520	$5,818
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2022. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$2,125	$20,012	$48,883	$61,346	$132,366
States and political subdivisions	—	5,211	9,407	130,645	145,263
Residential mortgage-backed securities	—	1,036	—	175,179	176,215
Commercial mortgage-backed securities	—	12,026	31,438	63,145	106,609
Total held-to-maturity securities	$2,125	$38,285	$89,728	$430,315	$560,453
Fair value
Obligations of:
U.S. government sponsored agencies	$2,093	$19,194	$48,320	$53,413	$123,020
States and political subdivisions	—	4,857	7,809	96,110	108,776
Residential mortgage-backed securities	—	1,006	—	156,992	157,998
Commercial mortgage-backed securities	—	11,126	27,832	49,757	88,715
Total held-to-maturity securities	$2,093	$36,183	$83,961	$356,272	$478,509
Total weighted-average yield	0.98%	1.97%	4.17%	3.02%	3.12%
Other Investment Securities
Peoples' "Other investment securities" on the Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock, and other equity investment securities.

The following table summarizes the carrying value of Peoples' other investment securities at December 31:

(Dollars in thousands)	2022	2021
FHLB stock	$26,605	$17,308
FRB stock	21,231	13,311
Nonqualified deferred compensation	2,048	2,240
Equity investment securities	346	344
Other investment securities	1,379	784
Total other investment securities	$51,609	$33,987
Peoples redeemed $2.6 million and $8.2 million of FHLB stock in 2022 and 2021, respectively, in order to be in compliance with the requirements of the FHLB. Peoples purchased $11.9 million and $3.8 million of additional FHLB stock during 2022 and 2021, respectively, as a result of the FHLB's capital requirements on FHLB advances during the year. During the year ended December 31, 2022, Peoples purchased $7.9 million of FRB stock as requested by the FRB as a result of the Premier Merger on September 17, 2021.
During 2022, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2022 in "Other non-interest income", resulting in an unrealized gain of $2,000. During 2021, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2021 in "Other non-interest income", resulting in unrealized gain of $111,000.
At December 31, 2022, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
At December 31, 2022 and 2021, Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements.  Peoples also pledged available-for-sale investment securities and held-to-maturity investment securities to secure additional borrowing capacity at the FHLB and the FRB as well as to derivative counterparties as collateral on unrealized interest rate swaps.
The following table summarizes the carrying value of Peoples' pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2022	2021
Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$779,244	$795,496
Held-to-maturity	312,921	160,643
Securing collateral for cash flow hedge swaps:
Available-for-sale	—	18,208
Held-to-maturity	—	9,936
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,972	6,504
Held-to-maturity	128,870	549

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
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2022	2021
Construction	$246,941	$210,232
Commercial real estate, other	1,423,518	1,550,081
Commercial and industrial	892,634	891,392
Premium finance	159,197	136,136
Leases	345,131	122,508
Residential real estate	723,360	771,718
Home equity lines of credit	177,858	163,593
Consumer, indirect	629,426	530,532
Consumer, direct	108,363	104,652
Deposit account overdrafts	722	756
Total loans, at amortized cost	$4,707,150	$4,481,600
Net deferred loan origination costs were $20.5 million and $13.5 million at December 31, 2022 and 2021, respectively.
On March 7, 2022, Peoples completed the acquisition of Vantage, which included $154.9 million of leases, of which $3.4 million were considered PCD. Effective after the close of business on September 17, 2021, Peoples completed the Premier Merger, which included $1.1 billion in net loans, of which $147.9 million were considered PCD loans. Effective after the close of business on March 31, 2021, Peoples acquired $83.3 million in leases from NSL, of which $5.2 million were considered PCD leases. Refer to "Note 20 Acquisitions" for more detail on the leases acquired from Vantage, the loans acquired in the Premier Merger, and the leases acquired from NSL.
Peoples began participating as a SBA PPP lender during the second quarter of 2020, and originated $488.9 million of PPP loans during 2020 and $159.1 million during 2021. At December 31, 2022, the PPP loans had an amortized cost of $2.4 million, and were included in commercial and industrial loan balances. Peoples recorded deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $27,000 at December 31, 2022. During 2022 and 2021, Peoples recorded accretion of net deferred loan origination fees of $2.2 million and $13.0 million, respectively, on PPP loans. The remaining net deferred loan origination fees will be accreted over the life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The PPP expired on May 31, 2021 and no new originations were made under the program; however, forgiveness proceeds will continue to be received until the loans are paid in full.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses as Peoples elected the practical expedient not to measure allowance for credit losses for accrued interest receivables. Interest receivable on loans was $15.4 million at December 31, 2022 and $12.0 million at December 31, 2021.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2022		2021
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$12	$—	$6	$90
Commercial real estate, other	12,121	167	17,067	689
Commercial and industrial	3,462	130	3,572	1,139
Premium finance	—	504	—	865
Leases	3,178	3,041	1,581	—
Residential real estate	9,496	917	9,647	805
Home equity lines of credit	820	58	1,039	50
Consumer, indirect	2,176	—	1,574	—
Consumer, direct	208	25	279	85
Total loans, at amortized cost	$31,473	$4,842	$34,765	$3,723
(a)There were $1.4 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2022 and $2.6 million of such loans at December 31, 2021.
The amount of interest income recognized on loans past due 90 days or more during 2022 and 2021 was $1.7 million and $1.3 million, respectively.
The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2022
Construction	$196	$161	$9	$366	$246,575	$246,941
Commercial real estate, other	2,279	1,051	10,370	13,700	1,409,818	1,423,518
Commercial and industrial	2,522	289	3,449	6,260	886,374	892,634
Premium finance	646	816	504	1,966	157,231	159,197
Leases	6,074	1,921	6,218	14,213	330,918	345,131
Residential real estate	10,113	2,128	5,519	17,760	705,600	723,360
Home equity lines of credit	987	149	552	1,688	176,170	177,858
Consumer, indirect	5,866	1,048	921	7,835	621,591	629,426
Consumer, direct	703	70	108	881	107,482	108,363
Deposit account overdrafts	—	—	—	—	722	722
Total loans, at amortized cost	$29,386	$7,633	$27,650	$64,669	$4,642,481	$4,707,150
2021
Construction	$658	$—	$90	$748	$209,484	$210,232
Commercial real estate, other	2,891	1,600	12,561	17,052	1,533,029	1,550,081
Commercial and industrial	1,132	1,278	3,595	6,005	885,387	891,392
Premium finance	751	266	865	1,882	134,254	136,136
Leases	426	247	1,581	2,254	120,254	122,508
Residential real estate	8,276	2,241	5,188	15,705	756,013	771,718
Home equity lines of credit	1,137	619	625	2,381	161,212	163,593
Consumer, indirect	4,220	895	615	5,730	524,802	530,532
Consumer, direct	457	135	200	792	103,860	104,652
Deposit account overdrafts	—	—	—	—	756	756
Total loans, at amortized cost	$19,948	$7,281	$25,320	$52,549	$4,429,051	$4,481,600
Delinquency trends remained stable as 98.6% of Peoples' portfolio was considered "current" at December 31, 2022, compared to 98.8% at December 31, 2021.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, commercial real estate and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged at December 31 are summarized in the following table:

(Dollars in thousands)	2022	2021
Loans pledged to FHLB	$783,843	$769,863
Loans pledged to FRB	339,005	294,728
During 2021, Peoples pledged additional collateral to the FHLB and FRB to secure potential funding needs in light of the COVID-19 pandemic, as well as to fund the PPP loan originations that occurred during 2021 and 2020.
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2022, no related party loan was past due 90 or more days, a TDR or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2021	$28,079
New loans and disbursements	19,938
Repayments	(20,579)
Other changes	(66)
Balance, December 31, 2022	$27,372
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies," Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples follows:
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
The following tables summarize the risk category of Peoples' loan portfolio based upon the then most recent analysis performed at December 31, 2022:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$82,143	$110,719	$27,893	$20,223	$656	$4,061	$44	$81	$245,739
Special mention	—	—	—	—	—	818	—	—	818
Substandard	—	2	—	—	—	382	—	—	384
Total	82,143	110,721	27,893	20,223	656	5,261	44	81	246,941
Commercial real estate, other
Pass	165,282	224,727	227,799	202,877	110,564	369,578	27,300	5,217	1,328,127
Special mention	—	189	1,099	5,519	3,111	29,334	105	—	39,357
Substandard	—	8,327	2,591	1,366	1,296	42,172	216	190	55,968
Doubtful	—	—	—	—	—	66	—	—	66
Total	165,282	233,243	231,489	209,762	114,971	441,150	27,621	5,407	1,423,518
Commercial and industrial
Pass	167,937	142,615	72,573	71,497	40,229	91,853	215,116	3,722	801,820
Special mention	10,248	14,981	11,923	2,711	236	4,877	16,235	—	61,211
Substandard	84	9,801	3,417	2,410	1,459	3,620	8,603	611	29,394
Doubtful	—	—	—	—	—	209	—	—	209
Total	178,269	167,397	87,913	76,618	41,924	100,559	239,954	4,333	892,634
Premium finance
Pass	158,778	419	—	—	—	—	—	—	159,197
Total	158,778	419	—	—	—	—	—	—	159,197
Leases
Pass	191,148	90,738	34,627	15,951	3,269	1,119	—	—	336,852
Special mention	1,741	2,477	140	22	24	—	—	—	4,404
Substandard	546	1,840	571	464	454	—	—	—	3,875
Total	193,435	95,055	35,338	16,437	3,747	1,119	—	—	345,131
Residential real estate
Pass	78,313	138,860	58,869	42,840	28,174	364,635	—	—	711,691
Substandard	—	—	137	569	563	10,302	—	—	11,571
Loss	—	—	—	—	—	98	—	—	98
Total	78,313	138,860	59,006	43,409	28,737	375,035	—	—	723,360
Home equity lines of credit
Pass	41,781	35,768	19,863	14,820	13,800	50,291	334	2,096	176,657
Substandard	—	60	—	53	126	958	—	—	1,197
Loss	—	—	—	—	—	4	—	—	4
Total	41,781	35,828	19,863	14,873	13,926	51,253	334	2,096	177,858
Consumer, indirect
Pass	305,814	149,445	100,027	35,988	22,789	12,741	—	—	626,804
Substandard	384	811	659	266	304	193	—	—	2,617
Loss	—	5	—	—	—	—	—	—	5
Total	306,198	150,261	100,686	36,254	23,093	12,934	—	—	629,426
Consumer, direct
Pass	50,889	28,351	14,558	6,333	3,725	3,975	—	—	107,831
Substandard	97	63	138	46	21	150	—	—	515
Loss	—	—	—	—	—	17	—	—	17
Total	50,986	28,414	14,696	6,379	3,746	4,142	—	—	108,363
Deposit account overdrafts	722	—	—	—	—	—	—	—	722
Total loans, at amortized cost	$1,255,907	$960,198	$576,884	$423,955	$230,800	$991,453	$267,953	$11,917	$4,707,150
The following tables summarize the risk category of Peoples' loan portfolio based upon the then most recent analysis performed at December 31, 2021:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$85,276	$78,026	$29,514	$3,498	$1,233	$2,982	$2,411	$6,948	$202,940
Special mention	290	—	—	735	3,850	137	—	—	5,012
Substandard	—	—	947	77	153	1,103	—	—	2,280
Total	85,566	78,026	30,461	4,310	5,236	4,222	2,411	6,948	210,232
Commercial real estate, other
Pass	253,259	259,113	217,938	143,094	143,975	392,212	21,320	11,940	1,430,911
Special mention	157	2,716	7,875	3,839	6,292	31,626	—	49	52,505
Substandard	—	1,675	824	691	3,124	59,415	371	37	66,100
Doubtful	—	—	—	—	—	542	—	—	542
Loss	—	—	—	—	—	23	—	—	23
Total	253,416	263,504	226,637	147,624	153,391	483,818	21,691	12,026	1,550,081
Commercial and industrial
Pass	299,117	105,646	84,144	56,361	22,182	100,030	174,848	15,888	842,328
Special mention	82	11,745	2,559	2,179	132	5,445	7,563	9	29,705
Substandard	465	2,059	2,691	812	4,995	3,342	3,085	367	17,449
Doubtful	—	—	—	—	—	1,648	262	100	1,910
Total	299,664	119,450	89,394	59,352	27,309	110,465	185,758	16,364	891,392
Premium finance
Pass	135,896	240	—	—	—	—	—	—	136,136
Total	135,896	240	—	—	—	—	—	—	136,136
Leases
Pass	78,048	25,954	13,368	2,972	337	—	—	—	120,679
Special mention	34	29	22	159	4	—	—	—	248
Substandard	196	438	462	479	6	—	—	—	1,581
Total	78,278	26,421	13,852	3,610	347	—	—	—	122,508
Residential real estate
Pass	141,845	74,169	53,434	33,690	44,377	407,541	—	—	755,056
Substandard	—	—	—	—	—	16,302	—	—	16,302
Loss	—	—	—	—	—	360	—	—	360
Total	141,845	74,169	53,434	33,690	44,377	424,203	—	—	771,718
Home equity lines of credit
Pass	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Total	35,898	23,276	18,035	16,124	14,991	53,302	1,967	3,287	163,593
Consumer, indirect
Pass	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Total	226,287	163,830	63,353	45,672	21,754	9,636	—	—	530,532
Consumer, direct
Pass	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Total	47,308	26,792	13,293	8,411	3,218	5,630	—	—	104,652
Deposit account overdrafts	756	—	—	—	—	—	—	—	756
Total loans, at amortized cost	$1,304,914	$775,708	$508,459	$318,793	$270,623	$1,091,276	$211,827	$38,625	$4,481,600
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans at December 31:

(Dollars in thousands)	2022	2021
Construction	$—	$1,291
Commercial real estate, other	8,362	37,220
Commercial and industrial	1,456	8,340
Residential real estate	536	2,877
Home equity lines of credit	—	391
Total collateral dependent loans	$10,354	$50,119
The decrease in collateral dependent loans at December 31, 2022 compared to December 31, 2021, was primarily due to $29.7 million in collateral dependent loans acquired from Premier that were no longer considered collateral dependent at December 31, 2022.
The following table summarizes the loans that were modified as TDRs during the years ended December 31, 2022 and 2021.

		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2022
Commercial real estate, other	8	$1,191	$1,191	$1,179
Commercial and industrial	9	1,513	1,517	971
Residential real estate	34	1,741	1,825	1,789
Home equity lines of credit	8	321	321	313
Consumer, indirect	23	286	285	285
Consumer, direct	9	102	103	103
Consumer	32	388	388	388
Total	91	$5,154	$5,242	$4,640

2021
Construction	1	$344	$344	$344
Commercial real estate, other	7	218	218	217
Commercial and industrial	1	187	188	100
Residential real estate	55	2,513	2,574	2,464
Home equity lines of credit	14	500	500	489
Consumer, indirect	16	207	207	184
Consumer, direct	11	59	60	53
Consumer	27	266	267	237
Total	105	$4,028	$4,091	$3,851
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

	2022			2021
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses
Commercial real estate, other	1	$65	$—	—	$—	$—
Commercial and Industrial	1	43	—	—	—	—
Residential real estate	2	64	—	3	156	—
Consumer, indirect	1	7	—	1	26	—
Consumer, direct	1	2	—	—	—	—
Total	6	$181	$—	4	$182	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
Changes in the allowance for credit losses for 2022 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2022	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, December 31, 2022
Construction	$2,999	$—	$(1,733)	$(16)	$—	$1,250
Commercial real estate, other	29,147	(451)	(10,794)	(489)	297	17,710
Commercial and industrial	11,063	(418)	(1,522)	(943)	49	8,229
Premium finance	379	—	76	(124)	13	344
Leases	4,797	801	5,062	(2,585)	420	8,495
Residential real estate	7,233	(509)	217	(668)	84	6,357
Home equity lines of credit	2,005	(11)	(258)	(88)	45	1,693
Consumer, indirect	5,326	(41)	4,068	(2,233)	328	7,448
Consumer, direct	961	—	930	(363)	47	1,575
Deposit account overdrafts	57	—	1,050	(1,246)	200	61
Total	$63,967	$(629)	$(2,904)	$(8,755)	$1,483	$53,162
(a) Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b) Amount does not include the provision for unfunded commitment liability.
Changes in the allowance for credit losses for 2021 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2021	Initial Allowance for Acquired PCD Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2021
Construction	$1,887	$2,006	$(894)	$—	$—	$2,999
Commercial real estate, other	17,536	9,636	2,158	(387)	204	29,147
Commercial and industrial	12,763	4,048	(4,717)	(1,057)	26	11,063
Premium finance	1,095	—	(671)	(45)	—	379
Leases	—	493	5,399	(1,434)	339	4,797
Residential real estate	6,044	1,206	225	(385)	143	7,233
Home equity lines of credit	1,860	66	235	(197)	41	2,005
Consumer, indirect	8,030	—	(1,201)	(1,756)	253	5,326
Consumer, direct	1,081	115	(195)	(152)	112	961
Deposit account overdrafts	63	—	392	(575)	177	57
Total	$50,359	$17,570	$731	$(5,988)	$1,295	$63,967
(a)Amount does not include the provision for unfunded commitment liability.
During 2022, the decline in the allowance balance when compared to 2021 was driven by decreases in the allowances for individually analyzed loans, as well as changes in qualitative factors period-over-period and the use of updated prepayment speeds. Those decreases were partially offset by loan growth and deterioration in the economic forecast. The Vantage acquisition added $0.8 million in allowance for credit losses at the acquisition date for PCD loans as part of the acquisition accounting. During 2022, the allowance established for PCD loans from the Premier Merger was adjusted, decreasing the allowance by $1.4 million. The allowance for credit losses as a percent of total loans declined from 1.43% to 1.13% from December 31, 2021 to December 31, 2022.
At December 31, 2022, Peoples had recorded an unfunded commitment liability of $2.0 million, a decrease compared to the $2.5 million that was recorded at December 31, 2021. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. For 2022, Peoples recorded a recovery of credit losses on unfunded commitments of $0.6 million, compared to a recovery for credit losses on unfunded commitments of $360,000 for 2021. The change in the allowance for unfunded commitments is reflected in the "Provision for credit losses" line of the Consolidated Statements of Income.

Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 were as follows:

(Dollars in thousands)	2022	2021
Land	$18,746	$19,921
Building and premises	101,478	101,234
Furniture, fixtures and equipment	37,913	36,319
Total bank premises and equipment	158,137	157,474
Accumulated depreciation	(75,203)	(68,214)
Net book value	$82,934	$89,260
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty to years and two to ten years, respectively.  Depreciation expense was $7.0 million in 2022 and $6.1 million in 2021.

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
Peoples began originating leases with the acquisition of leases from NSL and increased its portfolio with the acquisition of Vantage. The leases acquired from NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases acquired from Vantage were determined to be sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Originated leases continue to be classified as sales-type leases. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, healthcare, manufacturing, office, restaurant, and other equipment. These sales-type leases do not typically contain residual value guarantees; however, the risk associated with residuals is mitigated by obtaining security deposits from lessees. Other non-interest income noted in the table below includes gains on the early termination of leases, referral fee income, and other fee income. Lease income also includes gains and losses on residual assets. Additional information regarding Peoples' sales-type leases can be found in "Note 4 Loans and Leases".
The table below details Peoples' lease income for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Interest and fees on leases (a)	$34,720	$13,572
Other non-interest income	4,267	1,293
Total lease income	$38,987	$14,865
(a)Included in "Interest and fees on loans" on the Consolidated Statements of Income. For additional information, see "Note 4 Loans and Leases.".

The following table summarizes the net investments in sales-type leases, which are included in "Loans and leases, net of deferred costs" on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2022	2021
Lease payments receivable, at amortized cost	$367,681	$152,202
Estimated residual values	35,045	129
Initial direct costs	4,233	1,427
Deferred revenue	(61,828)	(31,250)
Total leases, at amortized cost	345,131	122,508
Allowance for credit losses - leases	(8,495)	(4,797)
Net investment in sales-type leases	$336,636	$117,711
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
2023	$82,543
2024	84,642
2025	92,966
2026	61,351
2027	37,310
Thereafter	8,869
Lease payments receivable, at amortized cost	$367,681

Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability.  Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. At December 31, 2022, Peoples did not have any finance leases or any significant lessor agreements. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives and nonlease components.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2022	2021
Operating lease expense	$2,568	$1,632
Short-term lease expense	745	411
Total lease expense	$3,313	$2,043
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
The following table details the ROU asset, the lease liability and other information related to Peoples' operating leases on the Consolidated Balance Sheet at December 31:

(Dollars in thousands)	2022	2021
Right-of-use asset:
Other assets	$6,825	$7,911
Lease liability:
Accrued expenses and other liabilities	$7,551	$8,674
Other information:
Weighted-average remaining lease term	8.8 years	9.5 years
Weighted-average discount rate	2.70%	2.36%
Cash paid during the year for operating leases	$2,560	$1,585
Additions for right-of-use assets obtained during the year	$880	$2,482
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
2023	$2,245
2024	1,487
2025	1,002
2026	839
2027	702
Thereafter	3,005
Total undiscounted lease payments	$9,280
Imputed interest	(1,729)
Total lease liability	$7,551

Note 7 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2022	2021
Goodwill, beginning of year	$264,193	$171,260
Goodwill recorded from acquisitions	28,204	92,933
Goodwill, end of year	$292,397	$264,193
Peoples performed a qualitative assessment of goodwill as of October 1, 2022, and management does not believe it is more likely than not that the fair value of Peoples' reporting unit is less its carrying amount.
On March 11, 2022, Peoples Insurance entered into an Asset Purchase Agreement with Elite, and consummated the acquisition on April 1, 2022. In 2022, Peoples recorded $2.3 million of goodwill related to this acquisition. Peoples Bank entered into an Asset Purchase Agreement, dated March 7, 2022 with Vantage, at which point Vantage became a legal subsidiary of Peoples Bank. Peoples recorded $27.2 million of goodwill related to this acquisition. During 2022, Peoples also recorded a $1.3 million reduction of the goodwill recognized in the Premier Merger due to changes in the fair value of loans acquired from Premier.
On April 1, 2021, Peoples recorded $24.7 million of goodwill related to the acquisition of NSL. On May 4, 2021, Peoples Insurance recorded $46,000 of goodwill from the acquisition of an insurance agency. On September 17, 2021, Peoples completed the merger with Premier, for which Peoples recorded $66.9 million of goodwill.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
2022
Gross intangibles	$26,464	$25,173	$1,274	$52,911
Intangibles recorded from acquisitions (a)	—	14,067	1,217	15,284
Accumulated amortization	(20,667)	(15,412)	—	(36,079)
Total acquisition-related intangibles	$5,797	$23,828	2,491	$32,116
Servicing rights				1,816
Total other intangibles				$33,932
2021
Gross intangibles	$22,233	$12,495	$—	$34,728
Intangibles recorded from acquisitions (a)	4,233	13,014	1,274	18,521
Accumulated amortization	(19,048)	(9,603)	—	(28,651)
Total acquisition-related intangibles	$7,418	$15,906	1,274	$24,598
Servicing rights				2,218
Total other intangibles				$26,816
(a)Peoples included in customer relationship intangibles an intangible asset related to a non-compete agreement in the amount of $1.3 million and $0.3 million at December 31, 2022 and December 31, 2021, respectively
Peoples performed other intangible assets impairment testing as of October 1, 2022 and concluded there was no impairment in the recorded value of other intangible assets as of October 1, 2022. During the annual impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more-likely-than-not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the above-mentioned acquisitions in 2022 were $10.8 million of customer relationship intangible assets, $1.2 million of non-compete intangible assets, and $1.2 million of indefinite-lived trade name intangible assets related to the Vantage acquisition. Peoples also recorded $2.0 million of customer relationship intangible assets and $0.1 million of non-compete intangible assets related to the acquisition of Elite.
Other intangible assets recorded in 2021 included $12.7 million of customer relationship intangible assets related to the NSL acquisition, $4.2 million of core deposit intangible assets related to the Premier Merger, and $0.3 million of non-compete intangible assets, and $1.3 million of trade name intangible assets, both related to the NSL acquisition. Refer to "Note 20 Acquisitions" for additional information.

The following table details estimated aggregate future amortization of other intangible assets at December 31, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
2023	$1,257	$6,269	$7,526
2024	1,058	5,325	6,383
2025	891	4,255	5,146
2026	731	3,114	3,845
2027	572	2,289	2,861
Thereafter	1,288	2,576	3,864
Total	$5,797	$23,828	$29,625
The weighted average amortization period of other intangibles is 7.2 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Balance, beginning of year	$2,218	$2,486	$2,742
Amortization	(594)	(936)	(1,121)
Servicing rights originated	180	519	1,026
Change in valuation allowance	12	149	(161)
Balance, end of year	$1,816	$2,218	$2,486
For the years ended December 31, 2022 and 2021, Peoples recorded reductions of $12,000 and $149,000, respectively, to the valuation allowance due to increases in the fair value of servicing rights. During 2020, Peoples established a valuation allowance of $161,000 related to the decrease in the fair value of servicing rights to less than the carrying value.
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the years ended December 31:

	2022		2021
	Minimum	Maximum	Minimum	Maximum
Discount rates	12.5%	15.0%	8.3%	10.8%
Prepayment speeds	6.5%	23.8%	8.9%	27.1%
The fair value of servicing rights was $3.4 million at December 31, 2022 and $2.6 million at December 31, 2021.

Note 8 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2022	2021
Retail CDs:
$100 or more	$263,341	$320,574
Less than $100	266,895	323,185
Total retail CDs	530,236	643,759
Interest-bearing deposit accounts	1,160,182	1,167,460
Savings accounts	1,068,547	1,036,738
Money market deposit accounts	617,029	651,169
Governmental deposit accounts	625,965	617,259
Brokered deposit accounts	125,580	104,745
Total interest-bearing deposits	4,127,539	4,221,130
Non-interest-bearing deposits	1,589,402	1,641,422
Total deposits	$5,716,941	$5,862,552
Uninsured deposits were $1.6 billion and $1.7 billion at December 31, 2022 and 2021, respectively. Uninsured amounts are estimated based on the portion of account balances that met or exceeded the FDIC limit of $250,000.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	2022	2021
3 months or less	$19,282	$23,779
Over 3 to 6 months	14,871	26,964
Over 6 to 12 months	14,383	34,434
Over 12 months	52,216	36,115
Total	$100,752	$121,292
The contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2023	$316,073	$125,580	$441,653
2024	132,130	—	132,130
2025	32,838	—	32,838
2026	22,127	—	22,127
2027	26,978	—	26,978
Thereafter	90	—	90
Total CDs	$530,236	$125,580	$655,816
Deposits from related parties were $8.5 million and $12.6 million at December 31, 2022 and 2021, respectively.
At December 31, 2022, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $125.0 million were funded by brokered deposits. Brokered deposits used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 15 Derivative Financial Instruments."

Note 9 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other	Total
2022
Ending balance	$100,138	$400,000	$—	$500,138
Average balance	113,434	83,356	—	196,790
Highest month-end balance	286,442	400,000	—	500,138
Interest expense	$274	$2,387	$—	$2,661
Weighted-average interest rate:
End of year	0.40%	4.36%	—%	3.57%
During the year	0.24%	2.86%	—%	1.35%
2021
Ending balance	$111,482	$55,000	$—	$166,482
Average balance	70,674	30,289	—	100,963
Highest month-end balance	119,693	65,017	—	184,693
Interest expense	$66	$475	$—	$541
Weighted-average interest rate:
End of year	0.09%	0.74%	—%	0.31%
During the year	0.09%	1.57%	—%	0.54%
2020
Ending balance	$53,261	$20,000	$—	$73,261
Average balance	44,902	129,928	1,803	176,633
Highest month-end balance	53,261	235,989	64,000	279,773
Interest expense	$77	$2,489	$5	$2,571
Weighted-average interest rate:
End of year	0.06%	1.78%	—%	0.53%
During the year	0.17%	1.92%	0.25%	1.46%
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in "Note 10 Long-Term Borrowings," are collateralized by residential mortgage loans and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples had no reclassifications in 2022 and reclassified $15.0 million of FHLB advances from long-term borrowings to short-term borrowings in 2021, due to maturity dates of less than one year. Peoples' FHLB advances of $55.0 million and $70.0 million matured in 2022 and 2021, respectively.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2022, Peoples had available Federal Reserve Discount Window credit of $264.1 million.
As of April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement with U.S. Bank National Association. The U.S. Bank Loan Agreement initially had an one-year term, which has subsequently been renewed, most recently as of March 31, 2022 for an additional year, and currently provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.

The U.S. Bank Loan Agreement is unsecured, and contains certain negative and financial covenants. The financial covenants are applicable to Peoples and its subsidiaries, and are usual and customary for comparable transactions.
As of December 31, 2022, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement, as amended by the Fourth Amendment to the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on March 31, 2023. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 10 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2022		2021
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$30,000	2.51%	$80,000	1.42%
FHLB amortizing, fixed rate advances	4,158	1.79%	5,825	1.77%
Vantage non-recourse borrowings	53,147	4.75%	—	—%
Junior subordinated debt securities	13,788	8.66%	13,650	3.37%
Long-term borrowings (a)	$101,093		$99,475
(a) The average interest rates on total long-term borrowings at December 31, 2022 and December 31, 2021 were 4.27% and 1.69%, respectively.
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2022, Peoples did not borrow any additional long-term advances from the FHLB. At December 31, 2022, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 2.17% to 3.20%, mature between 2026 and 2027. Outstanding long-term FHLB amortizing, fixed rate advances, which have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031.
The FHLB putable, non-amortizing, fixed rate advances have maturities ranging from three to four years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.
The FHLB amortizing, fixed rate advances have a fixed rate for the term of each advance, with maturities ranging from three to nine years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Non-recourse borrowings are used by Vantage to fund leases. Certain non-recourse borrowings acquired from Vantage were paid off subsequent to the acquisition. The Vantage non-recourse borrowings have interest rates ranging from 2.12% to 8.75% with various maturities, the latest being in 2029. Payments received from customers on non-recourse leases are used to fund repayment of these borrowings. In the event of default, the non-recourse borrowing is forgiven.
The “Junior subordinated debt securities” are comprised of two trust preferred securities assumed from two prior acquisitions. On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc. (“NB&T”), which included a trust preferred security due in 2037 with a $9 million par value and a $6.6 million fair value at acquisition. As of December 31, 2022, this trust preferred security had a carrying value of $7.9 million with an interest rate of 9.27%, inclusive of the impact of fair value adjustments. On September 17, 2021, Peoples completed the Premier Merger, which included a trust preferred security due in 2034 with a $6.2 million par value and a $6.1 million fair value at acquisition. As of December 31, 2022, this trust preferred security had a carrying value of $5.9 million and an interest rate of 7.83%, inclusive of the impact of fair value adjustments. These trust preferred securities are considered tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

At December 31, 2022, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance
2023	$10,343
2024	18,042
2025	11,820
2026	26,052
2027	15,946
Thereafter	18,890
Total long-term borrowings	$101,093

Note 11 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2019	21,156,143	504,182
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(128,402)
Release of restricted common shares	—	27,391
Cancellation of restricted common shares	—	33,689
Grant of unrestricted common shares	—	(23,482)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	12,005
Disbursed out of treasury stock	—	(2,362)
Common shares purchased under repurchase program	—	1,299,577
Common shares issued under dividend reinvestment plan	37,259	—
Common shares issued under compensation plan for Boards of Directors	—	(11,553)
Common shares issued under performance unit awards	—	(6,127)
Common shares issued under employee stock purchase plan	—	(18,872)
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(109,385)
Release of restricted common shares	—	34,732
Cancellation of restricted common shares	—	8,129
Grant of unrestricted common shares	—	(21,587)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,089
Disbursed out of treasury stock	—	(2,983)
Common shares issued under dividend reinvestment plan	31,314	—
Common shares issued under compensation plan for Boards of Directors	—	(7,589)
Common shares issued under employee stock purchase plan	—	(17,093)
Issuance of common shares related to the Premier Merger	8,589,685	—
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(216,669)
Release of restricted common shares	—	39,445
Cancellation of restricted common shares	—	5,452
Grant of unrestricted common shares		(1,500)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	15,688
Disbursed out of treasury stock	—	(3,039)
Common shares repurchased under repurchase program	—	263,183
Common shares issued under dividend reinvestment plan	43,519	—
Common shares issued under compensation plan for Boards of Directors	—	(17,626)
Common shares issued under employee stock purchase plan	—	(18,832)
Shares at December 31, 2022	29,857,920	1,643,461
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares. Peoples purchased an aggregate of 263,183 of Peoples' outstanding common shares totaling $7.4 million during 2022 and did not repurchase any common shares during 2021 under the share repurchase program authorized on January 28, 2021.
On February 27, 2020, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $40.0 million of Peoples' outstanding common shares, replacing the then previous share repurchase program which had authorized Peoples to purchase up to an aggregate of $20 million of Peoples' outstanding common shares. An aggregate of $6.3 million of Peoples' outstanding common shares were purchased under the then previous share repurchase program from inception through its termination date, which was February 27, 2020. During 2020, Peoples purchased an aggregate of $29.3 million of Peoples' outstanding common shares, $843,000 of which were purchased under the then previous share repurchase program and $28.5 million of which were purchased under the share repurchase program authorized on February 27, 2020 and later terminated on January 28, 2021.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At December 31, 2022 and 2021, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2022	2021
First Quarter	$0.36	$0.35
Second Quarter	0.38	0.36
Third Quarter	0.38	0.36
Fourth Quarter	0.38	0.36
Total dividends declared	$1.50	$1.43
Accumulated Other Comprehensive (Loss) Income
The following details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$5,300	$(3,958)	$(2,767)	$(1,425)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	291	—	—	291
Realized loss due to settlement and curtailment, net of tax	—	833	—	833
Other comprehensive income (loss), net of reclassifications and tax	9,001	(747)	(6,617)	1,637
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	670	—	—	670
Realized loss due to settlement and curtailment, net of tax	—	111	—	111
Other comprehensive (loss) income, net of reclassifications and tax	(21,208)	1,880	5,592	(13,736)
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	47	—	—	47
Realized loss due to settlement and curtailment, net of tax	—	142	—	142
Other comprehensive (loss) income, net of reclassifications and tax	(123,997)	106	8,185	(115,706)
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)

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
The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets of the plans for the years ended December 31, 2022 and 2021, and a statement of the funded status at December 31, 2022 and 2021:

	Pension Benefits		Post-retirement Benefits
(Dollars in thousands)	2022	2021	2022	2021
Change in benefit obligation:
Obligation at January 1	$10,463	$12,310	$62	$71
Interest cost	280	259	1	2
Plan participants’ contributions	—	—	47	51
Actuarial (gain) loss	(2,359)	(1,367)	(2)	1
Benefit payments	(257)	(220)	(58)	(63)
Settlements	(546)	(519)	—	—
Accumulated benefit obligation at December 31	$7,581	$10,463	$50	$62

Change in plan assets:
Fair value of plan assets at January 1	$11,718	$10,852	$—	$—
Actual (loss) return on plan assets	(1,746)	1,605	—	—
Employer contributions	2	—	11	12
Plan participants’ contributions	—	—	47	51
Benefit payments	(257)	(220)	(58)	(63)
Settlements	(546)	(519)	—	—
Fair value of plan assets at December 31	$9,171	$11,718	$—	$—
Funded status at December 31	$1,590	$1,255	$(50)	$(62)
Amounts recognized in Consolidated Balance Sheets:
Prepaid benefit costs	$1,590	$1,255	$—	$—
Accrued benefit liability	$—	$—	$(50)	$(62)
Net amount recognized	$1,590	$1,255	$(50)	$(62)
Amounts recognized in Accumulated Other Comprehensive Loss:
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized net loss (gain)	1,681	1,861	(48)	(37)
Total	$1,681	$1,861	$(48)	$(37)
Weighted-average assumptions at year-end:
Discount rate	4.98%	2.71%	4.98%	2.71%

The estimated costs relating to Peoples’ pension benefits that will be amortized from AOCI into net periodic cost over the next fiscal year are $11,000.
Net Periodic (Benefit) Cost
The following table details the components of the net periodic (benefit) cost for the plans at December 31:

	Pension Benefits			Post-retirement Benefits
(Dollars in thousands)	2022	2021	2020	2022	2021	2020
Interest cost	$280	$259	$326	$1	$2	$2
Expected return on plan assets	(670)	(658)	(747)	—	—	—
Amortization of prior service credit	—	—	—	—	—	—
Amortization of net loss (gain)	67	107	132	(4)	(4)	(5)
Settlement of benefit obligation	185	143	1,054	—	—	—
Net periodic (benefit) cost	$(138)	$(149)	$765	$(3)	$(2)	$(3)

Weighted-average assumptions:
Discount rate	3.14%	2.44%	2.53%	2.71%	2.38%	3.12%
Expected return on plan assets	7.00%	7.00%	7.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
For measurement purposes, a 4.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2022 and grade down to an ultimate rate of 4.0% in 2070. The health care trend rate assumption does not have a significant effect on the contributory defined benefit postretirement plan; therefore, an one percentage point increase or decrease in the trend rate is not material in the determination of the accumulated postretirement benefit obligation or the ongoing expense.
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
There were $185,000 in settlement charges recorded in 2022, compared to $143,000 recorded in 2021, and $1.1 million recorded in 2020.
Determination of Expected Long-term Rate of Return
The expected long-term rate of return on the pension plan's total assets is based on a weighted average of the expected return of each category of the pension plan's assets. Peoples' investment strategy for the pension plan's assets continues to allocate 60%-75% to equity securities.
Plan Assets
Peoples' investment strategy, as established by Peoples' Retirement Plan Committee, is to invest assets of the pension plan based upon established target allocations, which include a target range of 60-75% allocation in equity securities, 20-43% in debt securities and 2-10% of other investments. The assets are reallocated periodically to meet the target allocations. The investment policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if the policy should be changed.

The following table provides the fair values of investments held in Peoples' pension plan at December 31, by major asset category:

(Dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)
2022
Equity securities:
Mutual funds – equity	$6,357	$6,357
Debt securities:
Mutual funds – taxable income	2,439	2,439
Total fair value of pension assets	$8,796	$8,796
2021
Equity securities:
Mutual funds – equity	$8,516	$8,516
Debt securities:
Mutual funds – taxable income	2,912	2,912
Total fair value of pension assets	$11,428	$11,428
Pension plan assets also included cash and cash equivalents of $375,000 and no accrued income at December 31, 2022. Cash and cash equivalents were $284,000 and accrued income was $1,000 at December 31, 2021. For further information regarding levels of input used to measure fair value, refer to "Note 2 Fair Value of Financial Instruments."
Equity securities held as investments in Peoples' pension plan did not include any securities of Peoples or related parties in 2022 or 2021.
Cash Flows
Peoples does not expect to make contributions to its pension plan in 2023; however, actual contributions are made at the discretion of the Retirement Plan Committee and Peoples' Board of Directors.
Estimated future benefit payments, which reflect benefits attributable to estimated future service, for the years ending December 31 are as follows:

(Dollars in thousands)	Pension Benefits	Post-retirement Benefits
2023	$1,082	$10
2024	843	9
2025	656	7
2026	792	6
2027	659	6
2028 to 2032	2,780	16
Total	$6,812	$54
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. From January 1, 2011, until December 31, 2019, matching contributions equaled 100% of participants' contributions that did not exceed 3% of the participants' compensation, plus 50% of participants' contributions between 3% and 5% of the participants' compensation. Beginning January 1, 2020, Peoples matched 100% of participants' contributions that did not exceed 4% of the participants' compensation, plus 50% of participants' contributions between 4% and 6% of the participants' compensation. As of January 1, 2021, Peoples began matching 100% of participants' contributions up to 6% of the participants' compensation. Matching contributions made by Peoples totaled $4.4 million in 2022, $3.5 million in 2021 and $2.5 million in 2020.

Note 13 Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

(Dollars in thousands)	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$27,015	21.0%	$11,954	21.0%	$8,956	21.0%
Differences in rate resulting from:
State taxes, net of federal benefit	2,277	1.8%	119	0.2%	62	0.1%
Investment securities impairment	431	0.3%	—	—%	—	—%
Nondeductible acquisition costs	42	—%	269	0.5%	—	—%
Common share awards	12	—%	74	0.1%	(5)	—%
Bank owned life insurance	(551)	(0.4)%	(371)	(0.6)%	(415)	(1.0)%
Investments in tax credit funds	(629)	(0.5)%	(381)	(0.7)%	(415)	(1.0)%
Captive insurance benefit	(421)	(0.3)%	(435)	(0.8)%	(412)	(1.0)%
Tax-exempt interest income	(921)	(0.7)%	(835)	(1.5)%	(668)	(1.6)%
Fixed asset depreciation	—	—%	(1,142)	(2.0)%	—	—%
Other, net	94	0.1%	163	0.3%	776	2.0%
Income tax expense	$27,349	21.3%	$9,415	16.5%	$7,879	18.5%
Peoples' reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Current income tax expense	$8,783	$6,541	$15,980
Deferred income tax expense (benefit)	18,566	2,874	(8,101)
Income tax expense	$27,349	$9,415	$7,879

The significant components of Peoples' deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2022	2021
Deferred tax assets:
Available-for-sale securities	$39,425	$1,905
Allowance for credit losses	12,827	13,575
Nonaccrual loan interest income	4,366	3,898
Accrued employee benefits	3,391	2,161
Lease obligation	1,757	1,960
Net operating loss carryforward	158	223
Tax credit investments	—	1,096
Derivative instruments	—	1,088
Other	899	561
Gross deferred tax assets	$62,823	$26,467
Valuation allowance	$158	$158
Total deferred tax assets	$62,665	$26,309
Deferred tax liabilities:
Equipment leases	$16,316	$—
Deferred loan income	5,512	5,249
Purchase accounting adjustments	4,431	3,166
Bank premises and equipment	3,206	3,838
Lease right-of-use assets	1,588	1,788
Derivative instruments	1,302	—
Other	2,259	662
Total deferred tax liabilities	$34,614	$14,703
Net deferred tax asset	$28,051	$11,606
At December 31, 2022, Peoples had $2.2 million of state net operating loss carryforwards which are unlikely to be utilized, resulting in a valuation allowance against the net tax benefit of approximately $158,000.
The federal income tax benefit from sales of investment securities was $14,000 in 2022, $192,000 in 2021, and $77,000 in 2020.
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

(Dollars in thousands)	2022	2021
Uncertain tax positions, beginning of year	$106	$149
Gross increase based on tax positions related to current year	39	—
Gross decrease due to the statute of limitations	(56)	(43)
Uncertain tax positions, end of year	$89	$106
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples' income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2021. The years open to examination by state taxing authorities vary by jurisdiction.

Note 14 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2022	2021	2020
Net income available to common shareholders	$101,292	$47,555	$34,767
Less: Dividends paid on unvested common shares	(354)	(295)	(367)
Add: Undistributed loss allocated to unvested common shares	(96)	(26)	(5)
Net earnings allocated to common shareholders	$100,842	$47,234	$34,395

Weighted-average common shares outstanding	27,908,022	21,816,511	19,721,772
Effect of potentially dilutive common shares	91,580	143,372	122,034
Total weighted-average diluted common shares outstanding	27,999,602	21,959,883	19,843,806

Earnings per common share:
Basic	$3.61	$2.17	$1.74
Diluted	$3.60	$2.15	$1.73

Anti-dilutive common shares excluded from calculation:
Restricted shares	—	275	64,145
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At December 31, 2022, Peoples had entered into thirteen interest rate swaps with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered deposits which will continue to be rolled through the life of the swaps. At December 31, 2022, the interest rate swaps were designated as cash flow hedges of $125.0 million in brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
For derivative financial instruments designated as cash flow hedges and assessed as effective, the changes in the fair value of each derivative financial instrument is reported in AOCI (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered deposits are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the years ended December 31, 2022 and December 31, 2021, Peoples had reclassifications of changes in fair value to interest expense of $0.8 million and $0.7 million, respectively.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2022	2021
Notional amount	$125,000	$125,000
Weighted average pay rates	2.26%	2.26%
Weighted average receive rates	4.44%	1.10%
Weighted average maturity	2.6 years	3.6 years
Pre-tax changes in fair value included in AOCI	5,727	(4,879)
The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2022	2021
Amount of income recognized in AOCI, pre-tax	$10,606	$6,999
The following table reflects the cash flow hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2022		2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$125,000	$5,594	$—	$—
Total included in "Other assets"	$125,000	$5,594	$—	$—

Included in "Accrued expenses and other liabilities":
Interest rate swaps related to debt	$—	$—	$125,000	$5,020
Total included in "Accrued expenses and other liabilities"	$—	$—	$125,000	$5,020
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples. Peoples offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operation or financial condition for the years ended December 31, 2022 and 2021.

The following table reflects the non-designated hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2022		2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$390,126	$28,529	$419,733	$12,163
Total included in "Other assets"	390,126	28,529	419,733	12,163

Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$390,126	$28,529	$419,733	$12,163
Total included in "Accrued expenses and other liabilities"	390,126	28,529	419,733	12,163
Pledged Collateral
Peoples pledges or receives collateral for all interest swaps. When the fair value of Peoples' interest rate swaps are in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps are in a net asset position, the respective counterparties must pledge collateral. At each of December 31, 2022 and December 31, 2021, Peoples had no cash pledged while the counterparties had pledged $20.9 million at December 31, 2022 and none at December 31, 2021. At December 31, 2022 and December 31, 2021, Peoples had zero and $28.1 million, respectively, in investment securities pledged, while counterparties had $2.5 million of investment securities pledged at December 31, 2022 and none pledged at December 31, 2021. Investment securities pledged are included in "Available-for-sale investment securities" and "Held-to-maturity investment securities" on the Consolidated Balance Sheets.
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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2022	2021
Home equity lines of credit	$197,995	$177,262
Unadvanced construction loans	270,229	227,135
Other loan commitments	730,015	577,170
Loan commitments	1,198,239	981,567
Standby letters of credit	$15,451	$12,805
Note 17 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB of Cleveland, based on the amount of total deposits. Average required reserve balances were $0 and $0 in 2022 and 2021, respectively.
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

At December 31, 2022, Peoples Bank had approximately $66.3 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2022, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2022.
At December 31, 2022, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples' or Peoples Bank's category.
Peoples' and Peoples Bank's actual capital amounts and ratios at December 31 are also presented in the following table:

	2022		2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$604,566	11.92%	$577,565	12.52%
For capital adequacy	228,206	4.50%	207,642	4.50%
To be well capitalized	329,631	6.50%	299,927	6.50%
Tier 1 (b)
Actual	$618,354	12.19%	$591,215	12.81%
For capital adequacy	304,274	6.00%	276,856	6.00%
To be well capitalized	405,699	8.00%	369,141	8.00%
Total Capital (c)
Actual	$662,421	13.06%	$648,948	14.06%
For capital adequacy	405,699	8.00%	369,141	8.00%
To be well capitalized	507,124	10.00%	461,426	10.00%
Tier 1 Leverage (d)
Actual	$618,354	8.92%	$591,215	8.67%
For capital adequacy	277,302	4.00%	272,916	4.00%
To be well capitalized	346,628	5.00%	341,145	5.00%
Capital Conservation Buffer	$256,722	5.06%	$279,807	6.06%
Fully phased in	126,781	2.50%	115,356	2.50%
Net Risk-Weighted Assets	$5,071,240		$4,614,259

	2022		2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$593,609	11.72%	$566,594	12.30%
For capital adequacy	227,843	4.50%	207,318	4.50%
To be well capitalized	329,107	6.50%	299,460	6.50%
Tier 1 (b)
Actual	$593,609	11.72%	$566,594	12.30%
For capital adequacy	303,791	6.00%	276,424	6.00%
To be well capitalized	405,055	8.00%	368,566	8.00%
Total Capital (c)
Actual	$637,676	12.59%	$624,238	13.55%
For capital adequacy	405,055	8.00%	368,566	8.00%
To be well capitalized	506,318	10.00%	460,707	10.00%
Tier 1 Leverage (d)
Actual	$593,609	8.58%	$566,594	8.32%
For capital adequacy	276,712	4.00%	272,284	4.00%
To be well capitalized	345,890	5.00%	340,355	5.00%
Capital Conservation Buffer	$232,621	4.59%	$255,672	5.55%
Fully phased in	126,580	2.50%	115,177	2.50%
Net Risk-Weighted Assets	$5,063,183		$4,607,072
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2022, Peoples granted an aggregate of 154,645 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2022, Peoples granted, to certain key employees, an aggregate of 62,024 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.

The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2022:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	88,922	25.44	247,346	32.19
Awarded	62,024	30.88	154,645	32.21
Released	(12,424)	32.37	(100,664)	32.20
Forfeited	—	—	(5,452)	32.14
Outstanding at December 31	138,522	27.25	295,875	32.20
The total intrinsic value of restricted common shares released was $3.7 million, $2.6 million and $2.0 million in 2022, 2021 and 2020, respectively.
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

(Dollars in thousands)	2022	2021	2020
Employee stock-based compensation expense:
Restricted common share grant expense	$3,707	$3,436	$3,556
Employee stock purchase plan expense	112	79	63
Performance stock unit benefit	—	—	(12)
Total employee stock-based compensation expense	3,819	3,515	3,607
Non-employee director stock-based compensation expense	506	375	340
Total stock-based compensation expense	4,325	3,890	3,947
Recognized tax benefit	(1,007)	(867)	(818)
Net expense recognized	$3,318	$3,023	$3,129
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2022, 2021 and 2020. The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $4.1 million at December 31, 2022, which will be recognized over a weighted-average period of 1.9 years. In 2021, the Board of Directors granted 4,347 unrestricted common shares to non-employee directors, with related stock-based compensation of $135,000.

Note 19 Revenue

The following table details Peoples' revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2022	2021
Insurance income:
Commission and fees from sale of insurance policies (a)	$13,960	$12,819
Fees related to third-party administration services (a)	343	389
Performance-based commissions (b)	1,424	2,044
Trust and investment income:
Fiduciary income (a)	10,048	10,490
Brokerage income (a)	6,343	5,966
Electronic banking income:
Interchange income (a)	16,674	14,254
Promotional and usage income (a)	4,420	3,756
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	5,323	3,807
Transactional-based fees (b)	9,260	6,336
Commercial loan swap fees (b)	662	543
Other non-interest income transactional-based fees (b)	1,499	968
Total	$69,956	$61,372

Timing of revenue recognition:
Services transferred over time	$57,111	$51,481
Services transferred at a point in time	12,845	9,891
Total	$69,956	$61,372
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples' contract assets and contract liabilities for the year ended December 31, 2022:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2022	$743	$4,811
Additional income receivable	551	—
Additional deferred income	—	939
Recognition of income previously deferred	—	(116)
Balance, December 31, 2022	$1,294	$5,634
For more information on Peoples' revenue recognition policies, see "Note 1 Summary of Significant Accounting Policies."
Note 20 Acquisitions

Elite Agency, Inc
On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite, pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $4.4 million. Peoples recognized intangibles of $2.1 million, primarily comprised of a customer relationship intangible.

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
Peoples recorded acquisition-related expenses of $1.6 million related to the Vantage acquisition, which included $1.3 million in professional fees.
The following table provides the purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values.

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
The goodwill recorded in connection with the Vantage acquisition is related to expected synergies to be gained from the combination of Vantage with Peoples' operations. The employees retained from the Vantage acquisition should allow Peoples to continue to grow the lease portfolio, along with Peoples' resources, and should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill. Peoples recorded other intangible assets, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
The following table details the fair value adjustment for acquired PCD leases as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit Premium	Fair Value
PCD leases
Leases	$3,412	$(801)	$1,120	$3,731
Fair value	$3,412	$(801)	$1,120	$3,731
Premier Financial Bancorp, Inc.
On September 17, 2021, Peoples completed its merger with Premier. Premier merged into Peoples, and Premier’s wholly-owned subsidiaries, Premier Bank, Inc., and Citizens Deposit Bank and Trust, Inc., which combined operated 48 branches in Kentucky, Maryland, Ohio, Virginia, West Virginia and Washington, D.C., merged into Peoples’ wholly-owned subsidiary, Peoples Bank. As consideration, Premier shareholders were paid 0.58 common shares of Peoples for each full common share of Premier that was owned at the acquisition date, resulting in the issuance of 8,589,685 common shares by Peoples, or $261.9 million. Peoples accounted for this transaction as a business combination under the acquisition method. Peoples completed the Premier Merger in an effort to diversify and expand its franchise, and further enhance its size and scale. Peoples believes the growth potential, and attractive market areas will benefit its future financial performance.
Peoples recorded acquisition-related expenses of $0.7 million related to the Premier Merger during 2022, which included $0.2 million in professional fees.
The following table provides the purchase price calculation as of the date of the Premier Merger, and the assets acquired and liabilities assumed at their estimated fair values.

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
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan, related collateral, classification status, fixed or variable interest rate, term, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans were based on current market rates at the acquisition date for new originations for comparable loans and included adjustments for liquidity. The discount rates did not include a factor for credit losses as that had been included as a reduction to the estimated cash flows. Fair values for loans that were individually assessed were based on third-party valuations.
Bank Premises and Equipment: The fair values of premises were based on a market approach, with third-party appraisals and broker opinions of value obtained for land, office and branch space.
OREO: The fair values of OREO were based on a market approach, with third-party appraisals and broker opinions of value obtained for land and buildings.
Customer Deposit Intangible: The customer deposit intangible represented the low cost of funding acquired core deposits provide relative to a marginal cost of funds. The fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, the net maintenance cost of the deposit base, the alternative cost of funds, and the interest costs associated with customer deposits. The customer deposit intangible is being amortized over 10 years based upon the period over which estimated economic benefits are estimated to be received.
Deposits: The fair values used for the demand and savings deposits equaled the amount payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applied interest rates being offered at the acquisition date to the contractual interest rates on such time deposits.
Borrowings: Short-term borrowings consisted of overnight repurchase agreements, and given their short-term nature book value approximated fair value. The fair values of long-term borrowings, including trust preferred securities, were estimated using discounted cash flow analyses, based on incremental borrowing rates at acquisition date for similar types of instruments.
Loans acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes loans that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered PCD loans. Acquired PCD loans are reported net of the unamortized fair value adjustment. These loans are recorded at the purchase price, and an allowance for credit losses is determined based upon discrete credit marks, along with discounted cash flow models based upon similar pools of loans, using a similar methodology as for other loans. The following table details the fair value adjustment for acquired PCD loans as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
PCD loans
Construction	$20,143	$(2,005)	$(214)	$17,924
Commercial real estate, other	97,193	(9,053)	(2,123)	86,017
Commercial and industrial	9,948	(3,630)	113	6,431
Residential real estate	18,349	(696)	(251)	17,402
Home equity lines of credit	1,291	(55)	(72)	1,164
Consumer	929	(74)	37	892
Fair value	$147,853	$(15,513)	$(2,510)	$129,830

NS Leasing, LLC
Peoples Bank entered into an Asset Purchase Agreement, dated March 24, 2021 with NSL, which is headquartered in Burlington, Vermont, and does business as “North Star Leasing”. The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as a division of Peoples Bank on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business and assumed from NSL certain specified liabilities for total cash consideration of $116.5 million, plus a potential earnout payment to NSL of up to $3.1 million. Peoples Bank acquired $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. NSL underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the U.S. Peoples recorded goodwill in the amount of $24.7 million and other intangibles of $14.0 million, which included a customer relationship intangible, trade name intangible and non-compete agreements related to this transaction. Peoples also recorded and paid an earn-out provision of approximately $3.0 million. Peoples accounted for this transaction as a business combination under the acquisition method.
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
(a) Includes estimated contingent consideration related to the bonus earn-out provision of $2.3 million. Peoples recorded an additional $0.7 million in non-interest expense in 2021 related to an update to the estimated earn-out provision.
Leases acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered PCD leases. These leases are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other leases. Acquired PCD leases are reported net of the unamortized fair value adjustment.
The following table details the fair value adjustment for acquired PCD leases as of the acquisition date:

(Dollars in thousands)	NSL
PCD leases
Par value	$5,248
Allowance for credit losses	(493)
Non-credit premium	85
Fair value	$4,840
Peoples recorded acquisition-related expenses related to the NSL acquisition during 2022 of $90,000.

Note 21 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	14,961	15,202
Due from subsidiary bank	1,353	547
Other investment securities	234	220
Investments in subsidiaries:
Bank	774,294	834,037
Non-bank	11,944	12,278
Other assets	2,877	5,248
Total assets	$805,713	$867,582
Liabilities:
Accrued expenses and other liabilities	$3,336	$5,660
Dividends payable	781	767
Mandatorily redeemable capital securities of subsidiary trusts	16,268	16,130
Total liabilities	20,385	22,557
Total stockholders' equity	785,328	845,025
Total liabilities and stockholders' equity	$805,713	$867,582

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Dividends from subsidiary bank	$52,000	$29,000	$49,000
Dividends from non-bank subsidiary	1,860	1,750	—
Interest and other income	39	73	16
Total income	53,899	30,823	49,016
Expense:
Trust preferred securities expense	744	367	373
Intercompany management fees	1,379	1,303	1,369
Other expense	6,539	5,675	5,376
Total expense	8,662	7,345	7,118
Income before federal income taxes and equity in undistributed earnings of subsidiaries	45,237	23,478	41,898
Applicable income tax expense	(1,979)	(1,295)	(1,128)
Equity in (excess dividends from) undistributed earnings of subsidiaries	54,076	22,782	(8,259)
Net income	$101,292	$47,555	$34,767

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Operating activities
Net income	$101,292	$47,555	$34,767
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	138	6,224	161
(Equity in) excess dividends from undistributed earnings of subsidiaries	(54,076)	(22,782)	8,259
Gain on investment securities	—	—	(8)
Other, net	5,008	3,930	8,492
Net cash provided by operating activities	52,362	34,927	51,671
Investing activities
Net proceeds from sales and maturities of investment securities	—	10	10
Investment in subsidiaries	(13,084)	(16,282)	(35,238)
Decrease in receivable from subsidiary	12,279	16,344	34,719
Business combinations, net of cash received	(1,239)	(710)	—
Other, net	(262)	(1,998)	(76)
Net cash used in investing activities	(2,306)	(2,636)	(585)
Financing activities
Purchase of treasury stock	(9,152)	(1,306)	(30,409)
Proceeds from issuance of common shares	1,226	906	594
Cash dividends paid	(42,371)	(31,002)	(27,052)
Net cash used in financing activities	(50,297)	(31,402)	(56,867)
Net (decrease) increase in cash and cash equivalents	(241)	889	(5,781)
Cash and cash equivalents at the beginning of year	15,252	14,363	20,144
Cash and cash equivalents at the end of year	$15,011	$15,252	$14,363
Supplemental cash flow information:
Interest paid	$663	$331	$385

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. ("Peoples"), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors' determination that Peoples has an "audit committee financial expert" serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD" and "CORPORATE GOVERNANCE AND BOARD MATTERS - Nominating Procedures" of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 27, 2023 ("Peoples' Definitive Proxy Statement"), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples' Board of Directors have not changed materially from those described in Peoples' definitive Proxy Statement for the 2022 Annual Meeting of Shareholders held on April 28, 2022.
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
In accordance with the requirements of Rule 5610 of the Nasdaq Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and Peoples' subsidiaries, including, without limitation, the principal executive officer, the principal financial officer, the principal accounting officer and the controller of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the "Investor Relations" page of Peoples' Internet website at www.peoplesbancorp.com within four business days following their occurrence:
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
ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS," "SUMMARY COMPENSATION TABLE FOR 2022," "GRANTS OF PLAN-BASED AWARDS FOR 2022," "OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2022," "OPTION EXERCISES AND STOCK VESTED FOR 2022," "PENSION BENEFITS FOR 2022," "NON-QUALIFIED DEFERRED COMPENSATION FOR 2022," "OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS," "DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE REPORT" of Peoples' Definitive Proxy Statement, which sections are incorporated herein by reference.

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
Equity Compensation Plan Information
The table below provides information as of December 31, 2022, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
(i)the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the "2006 Equity Plan");
(ii)the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the "Directors' Deferred Compensation Plan"); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the "ESPP").
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	499,871	(1)	$—	(2)	528,738	(3)
Total	499,871		$—		528,738
(1)Includes an aggregate of 450,345 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 49,526 common shares allocated to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan.
(2)The weighted-average exercise price does not take into account the common shares allocated to participants' time-based or performance-based restricted common share awards granted under the 2006 Equity Plan or bookkeeping accounts under the Directors' Deferred Compensation Plan.
(3)Includes 349,865 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2022, as well as 178,873 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants' bookkeeping accounts under the Directors' Deferred Compensation Plan since the terms of the Directors' Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants' bookkeeping accounts.
Additional information regarding Peoples' stock-based compensation plans can be found in "Note 18 Stock-Based Compensation."
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned "TRANSACTIONS WITH RELATED PERSONS," "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "THE BOARD AND COMMITTEES OF THE BOARD," "CORPORATE GOVERNANCE AND BOARD MATTERS - Independence of Directors," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of Peoples' Definitive Proxy Statement, which sections are incorporated by reference.
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
(a)(2)    Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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
(c)     Financial Statement Schedules
None
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of October 23, 2017, between Peoples Bancorp Inc. and ASB Financial Corp.+	Included as Annex A to the preliminary proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on January 19, 2018 (Registration No. 333-222054)

2.2	Agreement and Plan of Merger, dated as of March 26, 2021, between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.++	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

2.3	Agreement and Plan of Merger, dated as of October 24, 2022, between Peoples Bancorp Inc. and Limestone Bancorp, Inc. ++	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments) [For purposes of SEC reporting compliance only - not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc. for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2015 (File No. 0-16772) ("Peoples' June 30, 2015 Form 10-Q")

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples' June 30, 2015 Form 10-Q

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
Incorporated herein by reference to Exhibit 4.4 to Peoples' September 30, 2021 Form 10-Q

4.9	Description of Common Shares of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.9 to the Annual Report of Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2021 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2015 (File No. 0-16772)
10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.1(c)	Rabbi Trust Agreement, entered into effective on September 1, 2022, between Peoples Bancorp Inc. and Reliance Trust Company, a state chartered trust company, as Trustee*	Filed herewith

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective for the fiscal year ended December 31, 2020]*	Incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2019 (File No. 0-16772) ("Peoples' 2019 Form 10-K")

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2021 and ending with the fiscal year ended December 31, 2022]*	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2023]*	Filed herewith

10.5	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.6	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.8(a)	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 26, 2018; successor to the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 30, 2018 (File No. 0-16772)

10.8(b)	First Amendment to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (adopted and approved by the Board of Directors of Peoples Bancorp Inc. on January 26, 2023)*	Filed herewith

10.9	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 *	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2018 (File No. 0-16772) ("Peoples' September 30, 2018 Form 10-Q")

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2018 Form 10-Q

10.11(a)	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.11(b)	First Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of May 17, 2021)*	Filed herewith
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.11(c)	Second Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of September 1, 2022)*	Filed herewith

10.12	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.13	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)
10.14	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Agreement used to evidence awards of performance-based restricted stock granted to employees of Peoples Bancorp Inc. on and after January 29, 2015 and prior to July 31, 2018*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2017 (File No. 0-16772) ("Peoples' March 31, 2017 Form 10-Q")

10.15	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence awards of performance-based restricted stock granted to executive officers of Peoples Bancorp Inc. on and after January 29, 2015 and prior to January 1, 2018*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2015 (File No. 0-16772)

10.16	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples' March 31, 2017 Form 10-Q

10.18	Form of Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance units to executive officers of Peoples Bancorp Inc. on and after July 26, 2017*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2017 (File No. 0-16772)

10.19	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to Peoples' 2019 Form 10-K

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.21	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form-10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2020 (File No. 0-16772) ("Peoples September 30, 2020 Form 10-Q")

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples' September 30, 2020 Form 10-Q

10.23	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to Peoples' September 30, 2020 Form 10-Q

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith
*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 27, 2023	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director (Principal Executive Officer)	2/27/2023
Charles W. Sulerzyski

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2/27/2023
Katie Bailey

/s/ TARA M. ABRAHAM*		Director	2/27/2023
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	2/27/2023
S. Craig Beam

/s/ GEORGE W. BROUGHTON*		Director	2/27/2023
George W. Broughton

/s/ DAVID F. DIERKER*		Director	2/27/2023
David F. Dierker

/s/ JAMES S. HUGGINS*		Director	2/27/2023
James S. Huggins

/s/ BROOKE W. JAMES*		Director	2/27/2023
Brooke W. James

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	2/27/2023
Susan D. Rector

/s/ KEVIN R. REEVES*		Director	2/27/2023
Kevin R. Reeves

/s/ CAROL A. SCHNEEBERGER*		Director	2/27/2023
Carol A. Schneeberger

/s/ FRANCES A. SKINNER*		Director	2/27/2023
Frances A. Skinner

/s/ MICHAEL N. VITTORIO*		Director	2/27/2023
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact