Form 10-Q
period 2023-03-31
PEOPLES BANCORP INC
filed 2023-05-04
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,485,213 common shares, without par value, at April 28, 2023.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$97,101	$94,679
Interest-bearing deposits in other banks	60,053	59,343
Total cash and cash equivalents	157,154	154,022
Available-for-sale investment securities, at fair value (amortized cost of $1,196,521 at March 31, 2023 and $1,300,719 at December 31, 2022) (a)	1,049,497	1,131,399
Held-to-maturity investment securities, at amortized cost (fair value of $624,436 at March 31, 2023 and $478,509 at December 31, 2022) (a)	694,072	560,212
Other investment securities	52,763	51,609
Total investment securities (a)	1,796,332	1,743,220
Loans and leases, net of deferred fees and costs (b)	4,759,718	4,707,150
Allowance for credit losses	(53,303)	(53,162)
Net loans and leases (c)	4,706,415	4,653,988
Loans held for sale	2,527	2,140
Bank premises and equipment, net of accumulated depreciation	86,567	82,934
Bank owned life insurance	105,999	105,292
Goodwill	292,597	292,397
Other intangible assets	31,965	33,932
Other assets	131,964	139,379
Total assets	$7,311,520	$7,207,304
Liabilities
Deposits:
Non-interest-bearing	$1,555,064	$1,589,402
Interest-bearing	4,233,463	4,127,539
Total deposits	5,788,527	5,716,941
Short-term borrowings	490,670	500,138
Long-term borrowings	95,629	101,093
Accrued expenses and other liabilities	117,151	103,804
Total liabilities	6,491,977	6,421,976
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2023 and at December 31, 2022	—	—
Common shares, no par value, 50,000,000 shares authorized, 29,868,456 shares issued at March 31, 2023 and 29,857,920 shares issued at December 31, 2022, including at each date shares held in treasury	684,367	686,450
Retained earnings	281,771	265,936
Accumulated other comprehensive loss, net of deferred income taxes	(110,979)	(127,136)
Treasury stock, at cost, 1,457,611 shares at March 31, 2023 and 1,643,461 shares at December 31, 2022	(35,616)	(39,922)
Total stockholders’ equity	819,543	785,328
Total liabilities and stockholders’ equity	$7,311,520	$7,207,304
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $241, respectively, at March 31, 2023 and December 31, 2022.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans"

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Interest income:
Interest and fees on loans and leases	$71,762	$50,200
Interest and dividends on taxable investment securities	11,003	6,050
Interest on tax-exempt investment securities	996	1,015
Other interest income	388	160
Total interest income	84,149	57,425
Interest expense:
Interest on deposits	5,661	2,053
Interest on short-term borrowings	4,457	338
Interest on long-term borrowings	1,153	724
Total interest expense	11,271	3,115
Net interest income	72,878	54,310
Provision for (recovery of) credit losses	1,853	(6,807)
Net interest income after provision for (recovery of) credit losses	71,025	61,117
Non-interest income:
Electronic banking income	5,443	5,253
Insurance income	5,425	4,731
Trust and investment income	4,084	4,276
Deposit account service charges	3,523	3,426
Lease income	1,077	775
Bank owned life insurance income	707	431
Mortgage banking income	314	436
Net loss on asset disposals and other transactions	(246)	(127)
Net (loss) gain on investment securities	(1,935)	130
Other non-interest income	668	719
Total non-interest income	19,060	20,050
Non-interest expense:
Salaries and employee benefit costs	32,028	27,729
Net occupancy and equipment expense	4,955	5,088
Data processing and software expense	4,562	2,916
Professional fees	2,881	3,672
Amortization of other intangible assets	1,871	1,708
Electronic banking expense	1,491	2,759
Franchise tax expense	1,034	764
Marketing expense	930	995
FDIC insurance expense	801	1,194
Other loan expenses	739	832
Communication expense	613	625
Other non-interest expense	4,574	3,347
Total non-interest expense	56,479	51,629
Income before income taxes	33,606	29,538
Income tax expense	7,046	5,961
Net income	$26,560	$23,577
Earnings per common share - basic	$0.95	$0.84
Earnings per common share - diluted	$0.94	$0.84
Weighted-average number of common shares outstanding - basic	27,891,760	28,006,165
Weighted-average number of common shares outstanding - diluted	28,021,879	28,129,131
Cash dividends declared	$10,725	$10,176
Cash dividends declared per common share	$0.38	$0.36

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Net income	$26,560	$23,577
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	20,362	(71,637)
Related tax (expense) benefit	(4,647)	16,448
Reclassification adjustment for net loss (gain) included in net income	1,935	(130)
Related tax (expense) benefit	(452)	30
Net effect on other comprehensive income (loss)	17,198	(55,289)
Defined benefit plan:
Net loss arising during the period	—	(14)
Related tax benefit	—	3
Amortization of unrecognized loss and service cost on benefit plans	2	21
Related tax benefit	—	(5)
Net effect on other comprehensive income (loss)	2	5
Cash flow hedges:
Net (loss) gain arising during the period	(1,356)	5,456
Related tax benefit (expense)	313	(1,220)
Net effect on other comprehensive income (loss)	(1,043)	4,236
Total other comprehensive gain (loss), net of tax	16,157	(51,048)
Total comprehensive income (loss)	$42,717	$(27,471)

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	26,560	—	—	26,560
Other comprehensive gain, net of tax	—	—	16,157	—	16,157
Cash dividends declared	—	(10,725)	—	—	(10,725)
Reissuance of treasury stock for common share awards	(4,685)	—	—	4,685	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(920)	(920)
Common shares issued under dividend reinvestment plan	402	—	—	—	402
Common shares issued under compensation plan for Boards of Directors	8	—	—	128	136
Common shares issued under employee stock purchase plan	42	—	—	413	455
Stock-based compensation	2,150	—	—	—	2,150
Balance, March 31, 2023	$684,367	$281,771	$(110,979)	$(35,616)	$819,543

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	23,577	—	—	23,577
Other comprehensive loss, net of tax	—	—	(51,048)	—	(51,048)
Cash dividends declared	—	(10,176)	—	—	(10,176)
Reissuance of treasury stock for common share awards	(3,998)	—	—	3,998	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,230)	(1,230)
Common shares issued under dividend reinvestment plan	305	—	—	—	305
Common shares issued under compensation plan for Boards of Directors	31	—	—	93	124
Common shares issued under employee stock purchase plan	46	—	—	140	186
Stock-based compensation	1,577	—	—	—	1,577
Balance, March 31, 2022	$684,243	$220,477	$(62,667)	$(33,713)	$808,340

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$47,997	$15,710
Investing activities:
Available-for-sale investment securities:
Purchases	(22,873)	(165,305)
Proceeds from sales	95,362	4,218
Proceeds from principal payments, calls and prepayments	27,922	60,520
Held-to-maturity investment securities:
Purchases	(167,169)	(15,463)
Proceeds from principal payments	33,324	4,512
Other investment securities:
Purchases	(4,792)	(8,208)
Proceeds from sales	3,746	237
Net (increase) decrease in loans held for investment	(52,386)	75,740
Net expenditures for premises and equipment	(2,757)	(2,053)
Proceeds from sales of other real estate owned	107	124
Business acquisitions, net of cash received	(200)	(80,532)
Investment in limited partnership and tax credit funds	(267)	(1,151)
Net cash used in investing activities	(89,983)	(127,361)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(34,338)	25,246
Net increase in interest-bearing deposits	105,991	115,255
Net decrease in short-term borrowings	(9,468)	(27,252)
Proceeds from long-term borrowings	2,899	—
Payments on long-term borrowings	(8,450)	(260)
Cash dividends paid	(10,993)	(10,438)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(920)	(1,230)
Proceeds from issuance of common shares	397	282
Net cash provided by financing activities	45,118	101,603
Net increase (decrease) in cash and cash equivalents	3,132	(10,048)
Cash and cash equivalents at beginning of period	154,022	415,727
Cash and cash equivalents at end of period	$157,154	$405,679

Supplemental cash flow information:
Interest paid	$9,675	$2,656
Income taxes paid	105	—
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	—	36
Noncash recognition of new leases	336	726
 See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Peoples' 2022 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2022 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after March 31, 2023 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2022, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2022 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. The following paragraphs related to new pronouncements should be read in conjunction with "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2022 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update was effective as of March 12, 2020 through December 31, 2022. The FASB further updated the guidance with ASU 2022-06, which deferred the sunset date of ASC Topic 848, Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. ASU 2020-04 was early adopted by Peoples as of September 30, 2021, and did not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform. Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Based on the transition progress to date, Peoples ceased originating LIBOR-based products and began originating SOFR-indexed products. Peoples will continue to transition all remaining LIBOR-based products to SOFR-indexed products. Peoples will also continue to evaluate the transition process and align its trajectory with regulatory guidelines regarding the cessation of LIBOR as well as monitor new developments for transitioning to alternative reference rates, if necessary and as needed.
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on disclosures to include current-period gross write-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification ("ASC") 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Effective January 1, 2023, Peoples adopted the amendments within ASU 2022-02, using the prospective transition method. The adoption of this guidance did not have a material impact on Peoples' consolidated financial statements.

Pursuant to the guidance in ASU 2022-02, when a loan is restructured, Peoples continues to measure the allowance for credit losses on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the TDR accounting model, Peoples modeled a 12-month extension of the contractual terms for TDRs that were to mature within the next 12 months. As Peoples has elected a prospective transition, the extension on a loan that was previously restructured and accounted for as a TDR will continue to be measured as it had been historically in Peoples' allowance for credit losses until the loan is paid off, sold, liquidated, or subsequently restructured. Refer to "Note 4 Loans and Leases" for additional information.
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
Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2023			December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$58,438	$—	$—	$152,422	$—	$—
U.S. government sponsored agencies	—	98,311	—	—	88,115	—
States and political subdivisions	—	224,996	—	—	225,882	—
Residential mortgage-backed securities	—	605,270	—	—	604,653	—
Commercial mortgage-backed securities	—	52,153	—	—	50,049	—
Bank-issued trust preferred securities	—	10,329	—	—	10,278	—
Total available-for-sale securities	$58,438	$991,059	$—	$152,422	$978,977	$—
Equity investment securities (a)	168	199	—	147	199	—
Derivative assets (b)	—	27,339	—	—	34,123	—
Liabilities:
Derivative liabilities (c)	$—	$23,100	$—	$—	$28,529	$—
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
Derivative Assets and Derivative Liabilities: Derivative assets and derivative liabilities are recognized on the Unaudited Consolidated Balance Sheets at their fair value within "Other assets" and "Accrued expenses and other liabilities", respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at March 31, 2023 and December 31, 2022.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2023		December 31, 2022
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$8,860	$—	$10,354
Loans held for sale (a)	$1,251	$—	$1,254	$—
Other real estate owned	$—	$—	$—	$55
(a) Loans held for sale are presented gross of a valuation allowance of $99 and $105 at March 31, 2023 and at December 31, 2022, respectively.

Collateral Dependent Loans: Loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty, are considered collateral dependent. Peoples utilizes outside third-party appraisal services to value the underlying collateral, which Peoples then uses to report the loans at their fair value (Level 3).
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried, in aggregate, at the lower of cost or estimated fair value. Peoples uses a valuation model using quoted market prices of similar instruments in arriving at the fair value (Level 2).
Other Real Estate Owned ("OREO"):, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$157,154	$157,154	$154,022	$154,022
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	194,184	186,446	132,366	123,020
States and political subdivisions (a)	2	145,085	114,192	145,263	108,776
Residential mortgage-backed securities	2	245,294	230,377	176,215	157,998
Commercial mortgage-backed securities	2	105,002	89,919	101,861	85,354
Commercial mortgage-backed securities	3	4,748	3,502	4,748	3,361
Total held-to-maturity securities		694,313	624,436	560,453	478,509
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	27,381	27,381	26,605	26,605
Federal Reserve Bank ("FRB") stock	N/A	21,231	21,231	21,231	21,231
Banker's Bank of Kentucky ("BBKY") stock	N/A	355	355	355	355
Total other investment securities at cost		48,967	48,967	48,191	48,191
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,405	2,405	2,048	2,048
Other investment securities (c)	2	1,024	1,024	1,024	1,024
Total other investment securities		52,396	52,396	51,263	51,263
Loans and leases, net of deferred fees and costs (d)	3	4,759,718	4,522,720	4,707,150	4,516,695
Bank owned life insurance	2	105,999	105,999	105,292	105,292
Liabilities:
Deposits	2	$5,788,527	$4,924,296	$5,716,941	$4,682,491
Short-term borrowings	2	490,670	496,786	500,138	504,584
Long-term borrowings	2	95,629	96,822	101,093	101,992
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $241 at both March 31, 2023 and December 31, 2022.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at March 31, 2023 and at December 31, 2022, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $53.3 million and $53.2 million at March 31, 2023 and at December 31, 2022, respectively.

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These financial instruments include cash and cash equivalents, and overnight borrowings. Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of ninety days or less. The carrying amount for cash and cash equivalents balances are a reasonable estimate of fair value (Level 1).
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems (Level 2). When observable market data is absent, the independent pricing service estimates prices based on underlying cash flow characteristics and discount rates and compares them to similar securities (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These financial assets and liabilities include the following: customer relationships, the deposit base, and other information required to compute Peoples’ aggregate fair value, which are not included in the above information. Accordingly, the fair values described above are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Obligations of:
U.S. Treasury and government agencies	$61,584	$—	$(3,146)	$58,438
U.S. government sponsored agencies	109,927	22	(11,638)	98,311
States and political subdivisions	254,523	32	(29,559)	224,996
Residential mortgage-backed securities	697,452	1,070	(93,252)	605,270
Commercial mortgage-backed securities	62,256	—	(10,103)	52,153
Bank-issued trust preferred securities	10,779	40	(490)	10,329
Total available-for-sale securities	$1,196,521	$1,164	$(148,188)	$1,049,497
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$158,473	$—	$(6,051)	$152,422
U.S. government sponsored agencies	101,753	18	(13,656)	88,115
States and political subdivisions	261,612	12	(35,742)	225,882
Residential mortgage-backed securities	707,025	1,017	(103,389)	604,653
Commercial mortgage-backed securities	61,091	—	(11,042)	50,049
Bank-issued trust preferred securities	10,765	57	(544)	10,278
Total available-for-sale securities	$1,300,719	$1,104	$(170,424)	$1,131,399

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Gross gains realized	$78	$146
Gross losses realized	(2,013)	(16)
Net (loss) gain realized	$(1,935)	$130
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2023
Obligations of:
U.S. Treasury and government agencies	$—	$—	—	$58,438	$3,146	18	$58,438	$3,146
U.S. government sponsored agencies	24,093	222	18	71,220	11,416	14	95,313	11,638
States and political subdivisions	52,634	355	96	161,939	29,204	117	214,573	29,559
Residential mortgage-backed securities	22,648	486	32	572,090	92,766	212	594,738	93,252
Commercial mortgage-backed securities	1,627	8	1	50,526	10,095	23	52,153	10,103
Bank-issued trust preferred securities	478	22	1	7,533	468	4	8,011	490
Total	$101,480	$1,093	148	$921,746	$147,095	388	$1,023,226	$148,188
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$112,730	$2,772	13	$39,692	$3,279	11	$152,422	$6,051
U.S. government sponsored agencies	15,166	249	17	66,706	13,407	18	81,872	13,656
States and political subdivisions	60,324	714	114	156,900	35,028	117	217,224	35,742
Residential mortgage-backed securities	104,959	8,087	105	488,452	95,302	139	593,411	103,389
Commercial mortgage-backed securities	1,874	129	2	48,175	10,913	21	50,049	11,042
Bank-issued trust preferred securities	4,400	100	3	3,556	444	2	7,956	544
Total	$299,453	$12,051	254	$803,481	$158,373	308	$1,102,934	$170,424
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At March 31, 2023, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2023, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2023 and December 31, 2022 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $6.7 million at March 31, 2023 and $7.8 million at December 31, 2022.
At March 31, 2023, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or four positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Of the four positions, three positions had a fair value of less than 90% of their book values. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities. Obligations of the U.S. treasury and government agencies, obligations of U.S. government sponsored agencies, and obligations of states and political subdivisions were issued by the U.S. Treasury Department or Federal government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. Therefore, management does not consider these to be impaired securities.
The unrealized loss with respect to the four bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2023 was attributable to the subordinated nature of the debt.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2023. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$12,495	$49,089	$—	$—	$61,584
U.S. government sponsored agencies	9,309	47,321	45,042	8,255	109,927
States and political subdivisions	25,699	47,241	67,302	114,281	254,523
Residential mortgage-backed securities	1	1,415	56,175	639,861	697,452
Commercial mortgage-backed securities	1,635	7,463	29,862	23,296	62,256
Bank-issued trust preferred securities	—	6,279	4,500	—	10,779
Total available-for-sale securities	$49,139	$158,808	$202,881	$785,693	$1,196,521
Fair value
Obligations of:
U.S. Treasury and government agencies	$12,195	$46,243	$—	$—	$58,438
U.S. government sponsored agencies	9,154	44,088	38,785	6,284	98,311
States and political subdivisions	25,637	45,497	57,761	96,101	224,996
Residential mortgage-backed securities	1	1,358	51,295	552,616	605,270
Commercial mortgage-backed securities	1,627	6,771	24,990	18,765	52,153
Bank-issued trust preferred securities	—	6,284	4,045	—	10,329
Total available-for-sale securities	$48,614	$150,241	$176,876	$673,766	$1,049,497
Total weighted-average yield	2.58%	2.27%	1.69%	1.89%	1.93%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2023
Obligations of:
U.S. government sponsored agencies	$194,184	$—	$385	$(8,123)	$186,446
States and political subdivisions	145,085	(241)	199	(30,851)	114,192
Residential mortgage-backed securities	245,294	—	1,321	(16,345)	230,377
Commercial mortgage-backed securities	109,750	—	49	(16,378)	93,421
Total held-to-maturity securities	$694,313	$(241)	$1,954	$(71,697)	$624,436
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$132,366	$—	$130	$(9,476)	$123,020
States and political subdivisions	145,263	(241)	162	(36,408)	108,776
Residential mortgage-backed securities	176,215	—	244	(18,461)	157,998
Commercial mortgage-backed securities	106,609	—	—	(17,894)	88,715
Total held-to-maturity securities	$560,453	$(241)	$536	$(82,239)	$478,509
There were no sales of held-to-maturity securities for either of the three months ended March 31, 2023 or 2022.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored enterprise investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples recorded $241,000 of allowance for credit losses for held-to-maturity securities at both March 31, 2023, and December 31, 2022.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2023
Obligations of:
U.S. government sponsored agencies	$81,988	$413	14	30,303	7,710	9	$112,291	$8,123
States and political subdivisions	—	—	—	110,831	30,851	67	110,831	30,851
Residential mortgage-backed securities	67,554	884	20	87,045	15,461	23	154,599	16,345
Commercial mortgage-backed securities	22,008	462	5	65,621	15,916	31	87,629	16,378
Total	$171,550	$1,759	39	$293,800	$69,938	130	$465,350	$71,697
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$59,905	$651	17	29,306	8,825	9	$89,211	$9,476
States and political subdivisions	3,590	1,072	3	101,863	35,336	64	105,453	36,408
Residential mortgage-backed securities	71,582	2,904	21	72,862	15,557	18	144,444	18,461
Commercial mortgage-backed securities	26,869	650	8	61,846	17,244	29	88,715	17,894
Total	$161,946	$5,277	49	$265,877	$76,962	120	$427,823	$82,239
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at March 31, 2023. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% and 23.3% for the three months ended March 31, 2023 and December 31, 2022, respectively. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	2,126	$24,178	$71,008	$96,872	$194,184
States and political subdivisions	—	5,214	9,402	130,469	145,085
Residential mortgage-backed securities	—	890	—	244,404	245,294
Commercial mortgage-backed securities	5,004	6,129	34,744	63,873	109,750
Total held-to-maturity securities	$7,130	$36,411	$115,154	$535,618	$694,313
Fair value
Obligations of:
U.S. government sponsored agencies	2,102	$23,398	$70,844	$90,102	$186,446
States and political subdivisions	—	4,944	8,165	101,083	114,192
Residential mortgage-backed securities	—	866	—	229,511	230,377
Commercial mortgage-backed securities	4,899	5,471	30,996	52,055	93,421
Total held-to-maturity securities	$7,001	$34,679	$110,005	$472,751	$624,436
Total weighted-average yield	2.01%	2.01%	4.29%	3.45%	3.50%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2023	December 31, 2022
FHLB stock	$27,381	$26,605
FRB stock	21,231	21,231
Nonqualified deferred compensation	2,405	2,048
Equity investment securities	367	346
Other investment securities	1,379	1,379
Total other investment securities	$52,763	$51,609
During the three months ended March 31, 2023, Peoples redeemed $3.7 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $4.5 million of additional FHLB stock during the three months ended March 31, 2023, as a result of the FHLB's capital requirements on FHLB advances during the first quarter.
During the three months ended March 31, 2023 and 2022, Peoples recognized a gain of $21,000 and a loss of $7,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income".
At March 31, 2023, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
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
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2023	December 31, 2022

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$704,074	$779,244
Held-to-maturity	372,372	312,921
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,949	3,972
Held-to-maturity	145,867	128,870
Note 4 Loans and Leases

Peoples' loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples' footprint. Peoples also originates insurance premium finance loans nationwide through its Peoples Premium Finance division, and originates leases nationwide through its North Star Leasing ("NSL") division and its Vantage Financial, LLC ("Vantage") subsidiary. Throughout this Form 10-Q, loans and leases are referred to as "total loans" and "loans held for investment".

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Construction	$232,296	$246,941
Commercial real estate, other	1,481,062	1,423,518
Commercial and industrial	891,139	892,634
Premium finance	158,263	159,197
Leases	354,641	345,131
Residential real estate	712,602	723,360
Home equity lines of credit	174,383	177,858
Consumer, indirect	647,177	629,426
Consumer, direct	107,406	108,363
Deposit account overdrafts	749	722
Total loans, at amortized cost	$4,759,718	$4,707,150
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $15.4 million at March 31, 2023 and December 31, 2022.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$1	$—	$12	$—
Commercial real estate, other	11,345	150	12,121	167
Commercial and industrial	3,064	228	3,462	130
Premium finance	—	764	—	504
Leases	3,884	2,491	3,178	3,041
Residential real estate	8,641	238	9,496	917
Home equity lines of credit	793	127	820	58
Consumer, indirect	2,147	13	2,176	—
Consumer, direct	105	3	208	25
Total loans, at amortized cost	$29,980	$4,014	$31,473	$4,842
(a) There were $3.4 million of nonaccrual loans for which there was no allowance for credit losses at March 31, 2023 and $1.4 million at December 31, 2022.
During the first three months of 2023, nonaccrual loans declined compared to at December 31, 2022, which was primarily due to $0.9 million of residential real estate being loans on nonaccrual status as of December 31, 2022 that were accruing as of March 31, 2023. The decrease in accruing loans 90+ days past due at March 31, 2023 when compared to at December 31, 2022, was primarily due to reductions of $0.7 million and $0.6 million in residential real estate loans and leases, respectively.
The amount of interest income recognized on loans past due 90 days or more and accruing during the three months ended March 31, 2023 was $0.5 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2023

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
Construction	$—	$—	$1	$1	$232,295	$232,296
Commercial real estate, other	2,382	36	10,475	12,893	1,468,169	1,481,062
Commercial and industrial	641	863	2,928	4,432	886,707	891,139
Premium finance	886	307	764	1,957	156,306	158,263
Leases	7,054	2,908	6,310	16,272	338,369	354,641
Residential real estate	7,921	1,240	4,521	13,682	698,920	712,602
Home equity lines of credit	520	351	594	1,465	172,918	174,383
Consumer, indirect	3,541	769	811	5,121	642,056	647,177
Consumer, direct	402	8	44	454	106,952	107,406
Deposit account overdrafts	—	—	—	—	749	749
Total loans, at amortized cost	$23,347	$6,482	$26,448	$56,277	$4,703,441	$4,759,718
December 31, 2022
Construction	$196	$161	$9	$366	$246,575	$246,941
Commercial real estate, other	2,279	1,051	10,370	13,700	1,409,818	1,423,518
Commercial and industrial	2,522	289	3,449	6,260	886,374	892,634
Premium finance	646	816	504	1,966	157,231	159,197
Leases	6,074	1,921	6,218	14,213	330,918	345,131
Residential real estate	10,113	2,128	5,519	17,760	705,600	723,360
Home equity lines of credit	987	149	552	1,688	176,170	177,858
Consumer, indirect	5,866	1,048	921	7,835	621,591	629,426
Consumer, direct	703	70	108	881	107,482	108,363
Deposit account overdrafts	—	—	—	—	722	722
Total loans, at amortized cost	$29,386	$7,633	$27,650	$64,669	$4,642,481	$4,707,150
Delinquency trends remained stable, as 98.8% of Peoples' loan portfolio was considered “current” at March 31, 2023, compared to 98.6% at December 31, 2022.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Loans pledged to FHLB	$918,075	$783,843
Loans pledged to FRB	332,521	339,005
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed at least on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at March 31, 2023:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Construction
Pass	$4,420	$101,719	$87,280	$23,208	$3,241	$9,692	$—	$—	$229,560
Special mention	968	1,600	—	—	—	128	—	—	2,696
Substandard	—	—	—	—	—	40	—	—	40
Total	5,388	103,319	87,280	23,208	3,241	9,860	—	—	232,296
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	76,569	173,133	219,202	223,034	214,534	458,817	25,537	—	1,390,826
Special mention	—	—	184	1,200	5,128	17,998	50	—	24,560
Substandard	—	—	10,027	2,523	1,580	51,290	216	—	65,636
Doubtful	—	—	—	—	—	40	—	—	40
Total	76,569	173,133	229,413	226,757	221,242	528,145	25,803	—	1,481,062
Current period gross charge-offs	—	—	—	—	—	33			33
Commercial and industrial
Pass	31,958	157,317	135,973	60,760	70,506	124,255	208,303	—	789,072
Special mention	—	8,794	14,375	20,441	2,021	7,579	25,116	—	78,326
Substandard	4	317	10,065	3,217	2,154	3,038	4,744	—	23,539
Doubtful	—	—	—	—	—	202	—	—	202
Total	31,962	166,428	160,413	84,418	74,681	135,074	238,163	—	891,139

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	—	—	1			1
Premium finance
Pass	79,103	79,160	—	—	—	—	—	—	158,263
Total	79,103	79,160	—	—	—	—	—	—	158,263
Current period gross charge-offs	23	—	—	—	—	—			23
Leases
Pass	68,756	151,048	79,901	29,306	13,233	3,398	—	—	345,642
Special mention	16	1,212	2,087	371	7	21	—	—	3,714
Substandard	127	1,691	2,091	512	410	454	—	—	5,285
Total	68,899	153,951	84,079	30,189	13,650	3,873	—	—	354,641
Current period gross charge-offs	—	108	189	100	58	14			469
Residential real estate
Pass	10,786	77,494	136,027	57,950	42,022	377,777	—	—	702,056
Substandard	—	—	280	146	560	9,488	—	—	10,474
Loss	—	—	—	—	—	72	—	—	72
Total	10,786	77,494	136,307	58,096	42,582	387,337	—	—	712,602
Current period gross charge-offs	—	—	—	—	—	41			41
Home equity lines of credit
Pass	4,830	43,159	34,111	18,852	13,774	58,278	114	635	173,118
Substandard	—	—	72	21	63	1,105	—	—	1,261
Loss	—	—	—	—	—	4	—	—	4
Total	4,830	43,159	34,183	18,873	13,837	59,387	114	635	174,383
Current period gross charge-offs	—	—	—	—	—	19			19
Consumer, indirect
Pass	67,265	293,761	135,301	88,220	31,003	28,840	—	—	644,390
Substandard	—	566	849	590	315	423	—	—	2,743
Loss	—	33	10	1	—	—	—	—	44
Total	67,265	294,360	136,160	88,811	31,318	29,263	—	—	647,177
Current period gross charge-offs	18	471	279	90	21	50			929
Consumer, direct
Pass	11,420	46,431	24,731	12,561	5,345	6,566	—	—	107,054

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Substandard	—	12	35	91	32	167	—	—	337
Loss	—	—	—	—	—	15	—	—	15
Total	11,420	46,443	24,766	12,652	5,377	6,748	—	—	107,406
Current period gross charge-offs	—	40	12	34	10	8			104
Deposit account overdrafts	749	—	—	—	—	—	—	—	749
Current period gross charge-offs	227	—	—	—	—	—			227
Total loans, at amortized cost	356,971	1,137,447	892,601	543,004	405,928	1,159,687	264,080	635	4,759,718
Total current period gross charge-offs	$268	$619	$489	$224	$89	$166			$1,855
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2022:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$82,143	$110,719	$27,893	$20,223	$656	$4,061	$44	$81	$245,739
Special mention	—	—	—	—	—	818	—	—	818
Substandard	—	2	—	—	—	382	—	—	384
Total	82,143	110,721	27,893	20,223	656	5,261	44	81	246,941
Commercial real estate, other
Pass	165,282	224,727	227,799	202,877	110,564	369,578	27,300	5,217	1,328,127
Special mention	—	189	1,099	5,519	3,111	29,334	105	—	39,357
Substandard	—	8,327	2,591	1,366	1,296	42,172	216	190	55,968
Doubtful	—	—	—	—	—	66	—	—	66
Total	165,282	233,243	231,489	209,762	114,971	441,150	27,621	5,407	1,423,518
Commercial and industrial
Pass	167,937	142,615	72,573	71,497	40,229	91,853	215,116	3,722	801,820
Special mention	10,248	14,981	11,923	2,711	236	4,877	16,235	—	61,211
Substandard	84	9,801	3,417	2,410	1,459	3,620	8,603	611	29,394
Doubtful	—	—	—	—	—	209	—	—	209
Total	178,269	167,397	87,913	76,618	41,924	100,559	239,954	4,333	892,634
Premium finance
Pass	158,778	419	—	—	—	—	—	—	159,197
Total	158,778	419	—	—	—	—	—	—	159,197
Leases
Pass	191,148	90,738	34,627	15,951	3,269	1,119	—	—	336,852
Special mention	1,741	2,477	140	22	24	—	—	—	4,404
Substandard	546	1,840	571	464	454	—	—	—	3,875
Total	193,435	95,055	35,338	16,437	3,747	1,119	—	—	345,131
Residential real estate

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	78,313	138,860	58,869	42,840	28,174	364,635	—	—	711,691
Substandard	—	—	137	569	563	10,302	—	—	11,571
Loss	—	—	—	—	—	98	—	—	98
Total	78,313	138,860	59,006	43,409	28,737	375,035	—	—	723,360
Home equity lines of credit
Pass	41,781	35,768	19,863	14,820	13,800	50,291	334	2,096	176,657
Substandard	—	60	—	53	126	958	—	—	1,197
Loss	—	—	—	—	—	4	—	—	4
Total	41,781	35,828	19,863	14,873	13,926	51,253	334	2,096	177,858
Consumer, indirect
Pass	305,814	149,445	100,027	35,988	22,789	12,741	—	—	626,804
Substandard	384	811	659	266	304	193	—	—	2,617
Loss	—	5	—	—	—	—	—	—	5
Total	306,198	150,261	100,686	36,254	23,093	12,934	—	—	629,426
Consumer, direct
Pass	50,889	28,351	14,558	6,333	3,725	3,975	—	—	107,831
Special mention	—	—	—	—	—	—	—	—	—
Substandard	97	63	138	46	21	150	—	—	515
Loss	—	—	—	—	—	17	—	—	17
Total	50,986	28,414	14,696	6,379	3,746	4,142	—	—	108,363
Deposit account overdrafts	722	—	—	—	—	—	—	—	722
Total loans, at amortized cost	$1,255,907	$960,198	$576,884	$423,955	$230,800	$991,453	$267,953	$11,917	$4,707,150
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
•Leases are secured by commercial equipment and other essential business assets.

•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial real estate, other	7,862	8,362
Commercial and industrial	470	1,456
Residential real estate	528	536
Total collateral dependent loans	$8,860	$10,354
The decrease in collateral dependent loans at March 31, 2023, compared to December 31, 2022, was primarily due to two large relationships that were paid in full during the three months ended March 31, 2023.
Modifications for Borrowers Experiencing Financial Difficulty Subsequent to the Adoption of ASU 2022-02
As part of Peoples' loss mitigation activities, Peoples may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. The most common modifications to the contractual terms of a loan to a borrower experiencing financial difficulty include an extension of the maturity date, a reduction in the interest rate for the remaining life of the loan, a temporary period of interest-only payments, and a reduction in the contractual payment amount for either a short period or the remaining term of the loan.
In addition to loan modifications, Peoples also provides other loss mitigation options, such as forbearance and repayment plans, to assist borrowers who experience financial difficulties. In assessing whether or not a borrower is experiencing financial difficulty, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (1) the borrower is currently in payment default on any of the borrower's debt; (2) a payment default is probable in the foreseeable future without the modification; (3) the borrower has declared or is in the process of declaring bankruptcy; and (4) the borrower's projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.

The following table displays the amortized cost of loans that were restructured during the three months ended March 31, 2023, presented by loan classification.

For the Three Months Ended March 31, 2023
	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(a)(b)
Construction	$—	$1,600	$—	$—	$1,600	0.69%
Commercial real estate	200	—	—	—	200	0.01%
Commercial and industrial	—	—	9	335	344	0.04%
Residential real estate	—	—	221	—	221	0.03%
Consumer, indirect	—	—	28	—	28	—%
Total	$200	$1,600	$258	$335	$2,393	0.05%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) Each with "--%" not meaningful.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during the three months ended March 31, 2023, presented by loan classification.

For the Three Months Ended March 31, 2023
	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial and industrial	12	$—
Residential real estate	210	8,969
Consumer, indirect	2	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
As of March 31, 2023, there were no loans that were modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023, and subsequently defaulted during the period. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that are 90 days or more past due following a modification through the three months ended March 31, 2023.
The following table displays an aging analysis of loans that were modified on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through March 31, 2023, presented by classification and class of financing receivable.

As of March 31, 2023
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$1,600	$1,600
Commercial real estate	—	—	—	—	200	200
Commercial and industrial	—	—	—	—	344	344
Residential real estate	—	—	—	—	221	221
Consumer, indirect	28	—	—	28	—	28
Total loans modified(a)	$28	$—	$—	$28	$2,365	$2,393

(a) Represents the amortized cost basis as of period end.
Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Peoples accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See “Note 1 Summary of Significant Accounting Policies” in Peoples' 2022 Form 10-K for more information on our TDR policy and the COVID-19 relief from TDR accounting and disclosure requirements, and “Note 1, Summary of Significant Accounting Policies” in this report for more information on the adoption of ASU 2022-02.

The following table summarizes the loans that were modified as TDRs during the three months ended March 31, 2022:

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
Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K, Peoples' estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples uses a one year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four quarter reversion period.

Changes in the allowance for credit losses for the three months ended March 31, 2023 and March 31, 2022 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2023
Construction	$1,250	$—	$32	$(9)	$—	$1,273
Commercial real estate, other	17,710	—	(1,230)	(33)	27	16,474
Commercial and industrial	8,229	—	79	(1)	—	8,307
Premium finance	344	—	103	(23)	9	433
Leases	8,495	—	1,003	(469)	80	9,109
Residential real estate	6,357	—	159	(41)	29	6,504
Home equity lines of credit	1,693	—	43	(19)	—	1,717
Consumer, indirect	7,448	—	1,183	(929)	79	7,781
Consumer, direct	1,575	—	133	(104)	15	1,619
Deposit account overdrafts	61	—	180	(227)	72	86
Total	$53,162	$—	$1,685	$(1,855)	$311	$53,303
(a) Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, March 31, 2022
Construction	$2,999	$—	$(268)	$—	$—	$2,731
Commercial real estate, other	29,147	(217)	(7,646)	(278)	49	21,055
Commercial and industrial	11,063	(165)	(325)	(463)	4	10,114
Premium finance	379	—	(20)	(14)	—	345
Leases	4,797	132	1,243	(473)	176	5,875
Residential real estate	7,233	(521)	78	(309)	14	6,495
Home equity lines of credit	2,005	(11)	(113)	(16)	29	1,894
Consumer, indirect	5,326	(41)	186	(385)	86	5,172
Consumer, direct	961	—	200	(136)	11	1,036
Deposit account overdrafts	57	—	199	(259)	54	51
Total	$63,967	$(823)	$(6,466)	$(2,333)	$423	$54,768

(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.s adopted ASU 2016-13 - Financial Instruments
(c)
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments
During the first quarter of 2023, Peoples recorded a provision for credit losses for loans of $1.7 million, largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans. Net charge-offs for the first quarter of 2023 were $1.5 million, primarily due to net charge-offs of indirect consumer loans of $0.9 million.
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
Peoples had recorded an allowance for unfunded commitments of $2.1 million as of March 31, 2023, an increase compared to $2.0 million at December 31, 2022. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Goodwill, beginning of year	$292,397	$264,193
Goodwill recorded from acquisitions	200	28,204
Goodwill, end of period	$292,597	$292,397
On January 3, 2023, Peoples acquired a trust and investment business, for which it recognized $200,000 in goodwill.
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage pursuant to an Equity Purchase Agreement, dated February 16, 2022, at which point Vantage became a legal subsidiary of Peoples Bank. In 2022, Peoples recorded $27.2 million of goodwill related to this acquisition, which was offset partially by an adjustment of $1.3 million to the goodwill balance related to the merger with Premier Financial Bancorp, Inc. (“Premier” and the "Premier Merger").
Other Intangible Assets
Other intangible assets were comprised of the following at March 31, 2023, and at December 31, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
March 31, 2023
Gross intangibles	$26,464	$39,241	$2,491	$68,196
Accumulated amortization	(20,983)	(16,968)	—	(37,951)
Total acquisition-related intangibles	$5,481	$22,273	$2,491	$30,245
Servicing rights				1,720
Total other intangibles				$31,965
December 31, 2022
Gross intangibles	$26,464	$25,173	$1,274	$52,911
Intangibles recorded from acquisitions	—	14,067	1,217	15,284
Accumulated amortization	(20,667)	(15,412)	—	(36,079)
Total acquisition-related intangibles	$5,797	$23,828	$2,491	$32,116
Servicing rights				1,816
Total other intangibles				$33,932

Peoples recorded no other intangible assets for the three months ended March 31, 2023.
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
The following table details estimated aggregate future amortization of other intangible assets at March 31, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
Remaining nine months of 2023	$942	$4,705	$5,647
2024	1,058	5,325	6,383
2025	891	4,255	5,146
2026	731	3,114	3,845
2027	572	2,289	2,861
Thereafter	1,287	2,585	3,872
Total	$5,481	$22,273	$27,754
The weighted average amortization period of other intangible assets is 7.2 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Retail CDs:
$100 or more	$331,912	$263,341
Less than $100	290,179	266,895
Retail CDs	622,091	530,236
Interest-bearing deposit accounts	1,085,169	1,160,182
Savings accounts	1,024,638	1,068,547
Money market deposit accounts	579,106	617,029
Governmental deposit accounts	649,303	625,965
Brokered CDs	273,156	125,580
Total interest-bearing deposits	4,233,463	4,127,539
Non-interest-bearing deposits	$1,555,064	1,589,402
Total deposits	$5,788,527	$5,716,941

Uninsured deposits were $1.7 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of the respective customer account balances that met or exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $698.9 million of the uninsured deposit balances at March 31, 2023.

Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	March 31, 2023	December 31, 2022
3 months or less	$16,476	$19,282
Over 3 to 6 months	18,190	14,871
Over 6 to 12 months	32,554	14,383
Over 12 months	64,405	52,216
Total	$131,625	$100,752
The contractual maturities of CDs for each of the next five years, including the remainder of 2023, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining nine months ending December 31, 2023	$270,212	$273,156	$543,368
Year ending December 31, 2024	271,410	—	271,410
Year ending December 31, 2025	31,984	—	31,984
Year ending December 31, 2026	19,269	—	19,269
Year ending December 31, 2027	26,482	—	26,482
Thereafter	2,734	—	2,734
Total CDs	$622,091	$273,156	$895,247
At March 31, 2023, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, of which $125.0 million were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2023:

	Common Shares	Treasury Stock
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Release of restricted common shares	—	25,977
Cancellation of restricted common shares	—	4,557
Grant of restricted common shares	—	(196,713)
Grant of unrestricted common shares	—	(1,300)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,665
Disbursed out of treasury stock	—	(730)
Common shares issued under dividend reinvestment plan	10,536	—
Common shares issued under compensation plan for Boards of Directors	—	(5,272)
Common shares issued under employee stock purchase plan	—	(17,034)
Shares at March 31, 2023	29,868,456	1,457,611
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At March 31, 2023, Peoples had repurchased 263,183 common shares totaling $7.4 million under the share repurchase program. There were no common shares repurchased during the first three months of 2023.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At March 31, 2023, Peoples had no preferred shares issued or outstanding.
On January 23, 2023, Peoples' Board of Directors declared a quarterly cash dividend of $0.38 per common share, payable on February 21, 2023, to shareholders of record on February 6, 2023. On April 24, 2023, Peoples' Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable on May 22, 2023, to shareholders of record on May 8, 2023. The following table details the cash dividends declared per common share during the first two quarters of 2023 and the comparable periods of 2022:

	2023	2022
First quarter	$0.38	$0.36
Second quarter	0.39	0.38
Total dividends declared	$0.77	$0.74
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income for the three months ended March 31, 2023:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	1,483	—	—	1,483
Other comprehensive income (loss), net of reclassifications and tax	15,715	2	(1,043)	14,674
Balance, March 31, 2023	$(112,698)	$(1,631)	$3,350	$(110,979)
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

The expected long-term rate of return on plan assets, which was determined as of January 1, 2023, is 7.0%. The following table details the components of the net periodic cost for the noncontributory defined benefit pension plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Interest cost	$88	$66
Expected return on plan assets	(166)	(168)
Amortization of net loss	2	20
Settlement of benefit obligation	—	—
Net periodic loss	$(76)	$(82)
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
Peoples did not record a settlement charge during the three months ended March 31, 2023 or March 31, 2022 under the noncontributory defined benefit pension plan.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2023	2022
Net income available to common shareholders	$26,560	$23,577
Less: Dividends paid on unvested common shares	(102)	(48)
Add: Undistributed loss allocated to unvested common shares	(34)	(21)
Net earnings allocated to common shareholders	$26,424	$23,508

Weighted-average common shares outstanding	27,891,760	28,006,165
Effect of potentially dilutive common shares	130,119	122,966
Total weighted-average diluted common shares outstanding	28,021,879	28,129,131

Earnings per common share:
Basic	$0.95	$0.84
Diluted	$0.94	$0.84
Anti-dilutive common shares excluded from calculation:
Restricted common shares	155,018	—
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At March 31, 2023, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the swaps. At March 31, 2023 and at December 31, 2022, the interest rate swaps were designated as cash flow hedges of $125.0 million in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the swaps.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended March 31, 2023, and 2022, Peoples had recorded reclassifications of gains to earnings of $0.1 million and reclassifications of losses to earnings of $0.6 million, respectively. During the next twelve months, Peoples estimates that $1.3 million of AOCI will be reclassified as a reduction to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional amount	$125,000	$125,000
Weighted average pay rates	2.26%	2.26%
Weighted average receive rates	4.31%	4.44%
Weighted average maturity	2.3 years	2.6 years
Pre-tax changes in fair value included in AOCI	$4,370	$5,727

The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges for three months ended March 31, 2023, and 2022:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Amount of (losses) gains recorded in AOCI, pre-tax	$(1,356)	$5,456
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$125,000	$4,239	$125,000	$5,594
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months ended March 31, 2023 and as of or for the year ended December 31, 2022.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$381,196	$23,100	$390,126	$28,529
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$381,196	$23,100	$390,126	$28,529
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At March 31, 2023 and December 31, 2022, Peoples had no cash pledged, while counterparties had $16.7 million of cash pledged at March 31, 2023 and $20.9 million of cash pledged at December 31, 2022. Peoples had no pledged investment securities at March 31, 2023 or at December 31, 2022, while the counterparties had pledged investment securities in the amounts of $2.4 million at March 31, 2023 and $2.5 million at December 31, 2022.
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

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2023, Peoples granted an aggregate of 188,372 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2023:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Oustanding at January 1, 2023	138,522	$27.25	295,875	$32.20
Awarded	8,341	28.70	188,372	30.30
Released	(5,316)	31.35	(70,458)	32.91
Forfeited	—	—	(4,557)	31.46
Outstanding at March 31, 2023	141,547	$27.18	409,232	$31.21
For the three months ended March 31, 2023, the total intrinsic value for restricted common shares released was $2.3 million compared to $3.3 million for the three months ended March 31, 2022.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Employee stock-based compensation expense:
Stock grant expense	$2,150	$1,577
Employee stock purchase plan expense	39	28
Total employee stock-based compensation expense	2,189	1,605
Non-employee director stock-based compensation expense	136	124
Total stock-based compensation expense	2,325	1,729
Recognized tax benefit	(543)	(396)
Net stock-based compensation expense	$1,782	$1,333
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $7.0 million at March 31, 2023, which will be recognized over a weighted-average period of 2.2 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,816	$3,313
Fees related to third-party administration services (a)	82	72

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Performance-based commissions (b)	1,527	1,346
Trust and investment income:
Fiduciary income (a)	2,457	1,965
Brokerage income (a)	1,627	2,311
Electronic banking income:
Interchange income (a)	4,181	4,113
Promotional and usage income (a)	1,262	1,140
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,461	1,311
Transaction-based fees (b)	2,062	2,115
Commercial loan swap fees (b)	—	168
Other non-interest income transaction-based fees (b)	430	257
Total revenue from contracts with customers	$18,905	$18,111
Timing of revenue recognition:
Services transferred over time	$14,886	$14,225
Services transferred at a point in time	4,019	3,886
Total revenue from contracts with customers	$18,905	$18,111
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
The following table details the changes in Peoples' contract assets and contract liabilities for the three-month period ended March 31, 2023:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2023	$1,294	$5,634
Additional income receivable	50	—
Recognition of income previously deferred	—	(70)
Balance, March 31, 2023	$1,344	$5,564
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

Peoples recorded acquisition-related expenses during the three months ended March 31, 2023 and 2022 of $45,000 and $0.8 million, respectively, in professional fees related to the Vantage acquisition.
The following table provides the purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Fair Value
Total purchase price	$82,893
Net assets at fair value
Assets
Cash and due from banks	$1,444
Leases	155,726
Allowance for credit losses (on purchased credit deteriorated leases)	(801)
Net leases	154,925
Bank premises and equipment	116
Other intangible assets	13,207
Other assets	1,506
Total assets	$171,198
Liabilities
Borrowings	$106,919
Accrued expenses and other liabilities	8,550
Total liabilities	$115,469
Net assets	$55,729
Goodwill	$27,164
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
Note 14 Leases

Peoples has elected certain practical expedients, in accordance with ASC 842 - Leases ("ASC 842"). As a lessor, Peoples has made an accounting policy election to exclude from the consideration in the contract, and from variable payments not included in the consideration in the contract, all sales and other similar taxes assessed. Peoples has also made an accounting policy election to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases subject to ASC 842.
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
Peoples began originating leases with the acquisition of leases from NSL in the second quarter of 2021, and expanded its lease portfolio with the acquisition of Vantage in the first quarter of 2022. The leases acquired from NSL were determined to be sales-type leases, as the premise for these leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. The leases acquired from Vantage were determined to be either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases consist of automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Other non-interest income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Interest and fees on leases (a)	$9,643	$6,102
Other non-interest income	1,077	775
Total lease income	$10,720	$6,877
(a)Included in "Interest and fees on loans and leases" in the Unaudited Consolidated Statements of Operations. For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Lease payments receivable, at amortized cost	$381,549	$367,681
Estimated residual values	36,078	35,045
Initial direct costs	4,623	4,233
Deferred revenue	(67,609)	(61,828)
Net investment in leases	354,641	345,131
Allowance for credit losses - leases	(9,109)	(8,495)
Net investment in leases, after allowance for credit losses	$345,532	$336,636
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2023	$68,772
Year ending December 31, 2024	87,814
Year ending December 31, 2025	98,604
Year ending December 31, 2026	64,769
Year ending December 31, 2027	42,481
Thereafter	19,109
Lease payments receivable, at amortized cost	$381,549
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At March 31, 2023, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have a ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
Operating lease expense	695	603
Short-term lease expense	95	168
Total lease expense	$790	$771
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022
ROU assets:
Other assets	$7,181	$6,825
Lease liabilities:
Accrued expenses and other liabilities	$7,880	$7,551
Other information:
Weighted-average remaining lease term	8.5 years	8.8 years
Weighted-average discount rate	2.67%	2.70%
During the three months ended March 31, 2023 and 2022, Peoples paid cash of $0.7 million and $0.6 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2023	$2,008
Year ending December 31, 2024	1,650
Year ending December 31, 2025	1,088
Year ending December 31, 2026	905
Year ending December 31, 2027	747
Thereafter	3,007
Total undiscounted lease payments	$9,405
Imputed interest	$(1,525)
Total lease liabilities	$7,880

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months ended March 31, 2023 and March 31, 2022. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(2)ongoing increasing interest rate policies, changes in the interest rate environment due to economic conditions and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(3)the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
(4)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the ongoing increasing interest rate policies of the Federal Reserve Board, the completion and successful integration of planned acquisitions, including the recently-completed acquisition of Vantage and the pending Limestone Merger, and the expansion of commercial and consumer lending activities;
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
(8)local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, ineffective management of the U.S. federal budget or debt, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners) and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(20)the impact of larger or similar-sized financial institutions encountering problems, such as the recent closures of Silicon Valley Bank in California and Signature Bank in New York, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity, including potential increased regulatory requirements and costs, increased reputational risk and potential impacts to macroeconomic conditions;
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
(29)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
(30)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(31)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(32)Peoples' ability to integrate the pending Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(33)the risk that expected revenue synergies and cost savings from the pending Limestone Merger, may not be fully realized or realized within the expected time frame;

(34)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(35)the effect of a fall in stock market prices on the asset and wealth management business;
(36)Peoples' continued ability to grow deposits or maintain adequate deposit levels in light of the recent bank failures; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2022 Form 10-K, and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes thereto, contained in Peoples’ 2022 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of March 31, 2023, Peoples had 130 locations, including 113 full-service bank branches in Ohio, West Virginia, Kentucky, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at March 31, 2023, which have been disclosed in Peoples' 2022 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2022 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at approximately $208.2 million at the time of the announcement. The Limestone Merger closed on April 30, 2023. As of March 31, 2023, Peoples had recognized $1.0 million in acquisition-related expenses associated with this pending transaction.
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
◦During the first quarter of 2023, Peoples recorded a provision for credit losses of $1.9 million, compared to a provision for credit losses of $2.3 million in the linked quarter and a recovery of credit losses of $6.8 million in the first quarter of 2022. The provision for credit losses in the first quarter of 2023 was largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for (Recovery of) Credit Losses" found later in this discussion.
◦During the first quarter of 2023, Peoples incurred $0.6 million of acquisition-related expenses, compared to $0.7 million in the fourth quarter of 2022 and $1.4 million in the first quarter of 2022. The acquisition-related expenses in 2023 were primarily related to the Limestone Merger, while the acquisition-related expenses in 2022 were primarily related to the Vantage acquisition.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, to 2.25% to 2.50% on July 27, 2022, to 3.00% to 3.25% on September 21, 2022, to 3.75% to 4.00% on November 2, 2022, to 4.25% to 4.50% on December 14, 2022, to 4.50% to 4.75% on February 1, 2023, to 4.75% to 5.00% on March 23, 2023, 5.00% to 5.25% on May 3, 2023 and has stated it may continue to raise rates throughout 2023.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $26.6 million for the first quarter of 2023, representing earnings per diluted common share of $0.94. In comparison, Peoples reported earnings per diluted common share of $0.95 for the fourth quarter of 2022, and of $0.84 for the first quarter of 2022. Non-core items, and the related tax effect of each, in net income primarily included acquisition-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.05 for the first quarter of 2023, $0.03 for the fourth quarter of 2022, and $0.04 for the first quarter of 2022.
Net interest income was $72.9 million for the first quarter of 2023, an increase of $2.3 million, or 3%, compared to the linked quarter. Net interest margin was 4.53% for the first quarter of 2023, compared to 4.44% for the linked quarter. The increases in net interest income and net interest margin were driven by 50 basis points of improvement in loan yields due to recent increases in market interest rates and a shift in the composition of the loan portfolio into higher-yielding leases, and 41 basis points of improvement in investment yields when compared to the linked quarter due to purchases of investment securities with higher interest rates and sales of lower-yielding investment securities. Net interest income for the first quarter of 2023 increased $18.6 million, or 34%, compared to the first quarter of 2022. Net interest margin increased 112 basis points compared to 3.41% for the first quarter of 2022. The increase in net interest income compared to the first quarter of 2022 was driven by increases in market interest rates and a full quarter of income from the Vantage acquisition.
Accretion income, net of amortization expense, from acquisitions was $2.0 million for the first quarter of 2023, $2.2 million for the fourth quarter of 2022 and $2.7 million for the first quarter of 2022, which added 13 basis points, 14 basis points and 17 basis points, respectively, to net interest margin. The decreases in accretion income for the first quarter of 2023 when compared to the linked quarter and the first quarter of 2022 were driven by less loan accretion due to lower pay-offs and less accretion from the merger with Premier Financial Bancorp, Inc. ("Premier") and the Vantage acquisition.

The provision for credit losses was $1.9 million for the first quarter of 2023, compared to a provision for credit losses of $2.3 million for the linked quarter and a recovery of credit losses of $6.8 million for the first quarter of 2022. The provisions for credit losses in the first quarter of 2023 and the linked quarter were largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans. The recovery of credit losses in the first quarter of 2022 was attributable to an improvement in economic factors and loss drivers within the current expected credit loss ("CECL") model. Net charge-offs for the first quarter of 2023 were $1.5 million, or 0.13% of average total loans annualized, compared to net charge-offs of $2.1 million, or 0.18% of average total loans annualized, for the linked quarter and net charge-offs of $1.9 million, or 0.17% of average total loans annualized, for the first quarter of 2022. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the first quarter of 2023 was $2.2 million, compared to a net loss of $0.5 million for the linked quarter, and a net gain of $3,000 for the first quarter of 2022. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale securities for a pre-tax net loss of $2.0 million. Proceeds from the sale were used to pay down overnight borrowings. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year. The net loss for the linked quarter was primarily due to net losses on repossessed assets and net losses on sales of investment securities.
Total non-interest income, excluding net gains and losses, for the first quarter of 2023 increased $1.7 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was due to a $1.7 million increase in insurance income due to seasonal performance-based commissions being earned in the first quarter of each year. Compared to the first quarter of 2022, non-interest income, excluding net gains and losses, increased $1.2 million, primarily due to a $0.7 million increase in insurance income which was attributable to an increase in property and casualty insurance commissions.
Total non-interest expense increased $3.1 million, or 6%, for the three months ended March 31, 2023, compared to the linked quarter. The increase in total non-interest expense for the first quarter of 2023 was attributable to an increase in salaries and employee benefit costs. The increase in salaries and employee benefit costs was due to anticipated additional expenses typically recognized in the first quarter of each year. These expenses included annual merit increases, stock-based compensation expenses attributable to retirement-eligible employees, and employer health savings account ("HSA") contributions. Compared to the first quarter of 2022, total non-interest expense increased $4.9 million, or 9%, primarily due to increases in (i) salaries and employee benefit costs, (ii) data processing and software expense and (iii) other non-interest expense. The increases were due to growth, including through acquisitions. Partially offsetting these increases were decreases in electronic banking expense and professional fees.
The efficiency ratio for the first quarter of 2023 was 57.8%, compared to 56.7% for the linked quarter, and 66.8% for the first quarter of 2022. The increase in the efficiency ratio compared to the linked quarter was primarily due to the increases in non-interest expenses, which were partially offset by higher net interest income due to increases in the market interest rates. The decrease in the efficiency ratio compared to the prior year quarter was primarily due to a decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 57.2% for the first quarter of 2023, compared to 55.9% for the linked quarter and 64.8% for the first quarter of 2022. The efficiency ratio is typically higher in the first quarter of the year driven by the aforementioned salaries and employee benefit costs, and specifically by higher payroll taxes, employer HSA contributions and stock-based compensation expenses for certain employees. Peoples continues to focus on controlling expenses, while recognizing some necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $7.0 million with an effective tax rate of 21.0% for the first quarter of 2023, compared to income tax expense of $7.1 million with an effective tax rate of 21.0% for the linked quarter, and income tax expense of $6.0 million with an effective tax rate of 20.2% for the first quarter of 2022. The increase in income tax expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by higher income before income taxes.
At March 31, 2023, total assets were $7.31 billion, compared to $7.21 billion at December 31, 2022 and $7.24 billion at March 31, 2022. The $104.2 million increase in total assets compared to at December 31, 2022 was primarily due to increases in held-to-maturity investment securities and loans and leases, net of deferred fees and costs, partially offset by a decrease in available-for-sale investment securities. Management underwent an initiative during the first quarter of 2023 to sell lower yielding available-for-sale investment securities whose proceeds were used to pay down higher cost funding. Separately, the increase in the period-end loan and lease balances was primarily driven by increases of (i) $57.5 million in other commercial real estate loans, (ii) $17.8 million in indirect consumer loans and (iii) $9.5 million in leases, partially offset by a reductions of $14.6 million in construction loans and $10.8 million in residential real estate loans. The $72.3 million increase in total assets compared to at March 31, 2022 was largely attributable to increases in loans and leases as well as the aforementioned net increase in investment securities, partially offset by decreases in interest-bearing deposits at other banks. The increase in the period-end loan and lease balances when compared to at March 31, 2022 was primarily driven by increases of $122.4 million in indirect consumer loans and $87.6 million in leases, partially offset by a reduction of $43.8 million in residential real estate loans.
Total liabilities were $6.49 billion at March 31, 2023, up from $6.42 billion at December 31, 2022 and $6.43 billion at March 31, 2022. The increase in total liabilities compared to at December 31, 2022 was attributable to an increase in total deposits and long-term borrowings. The increase in total deposits when compared to at December 31, 2022 was primarily driven by an increase of $147.6 million in brokered certificates of deposits, which are primarily used as a source of funding. Excluding the increase in brokered certificates of deposits, total deposits at March 31, 2023 decreased $76.0 million when compared to at December 31, 2022, primarily due to reductions of (i) $75.0 million in interest-bearing deposit accounts (ii) $43.9 million in savings accounts, (iii) $37.9 million in money market deposit accounts, and (iv) $34.3 million in non-interest bearing deposit accounts, partially offset by an increase of $91.9 million in retail certificates of deposit. The increase in total liabilities compared to at March 31, 2022 was primarily due to an increase in short-term borrowings, partially offset decreases in total deposits and long-term borrowings. Deposits decreased primarily due to reductions in non-interest-bearing deposits, interest-bearing demand deposit accounts, governmental deposit accounts, and money market deposit accounts of $111.6 million, $94.0 million, $85.5 million and $77.2 million, respectively, partially offset by an increase of $185.8 million in brokered certificates of deposits.
Total stockholders' equity at March 31, 2023 increased by $34.2 million compared to at December 31, 2022, which reflected net income for the quarter of $26.6 million and a decrease in accumulated other comprehensive loss of $16.2 million, partially offset by dividends paid of $10.7 million. The change in accumulated other comprehensive loss was the result of the changes in the market value of available-for-sale investment securities during the period. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $112.7 million and $129.9 million at March 31, 2023 and at December 31, 2022, respectively. Total stockholders' equity at March 31, 2023 increased by $11.2 million compared to at March 31, 2022, which was primarily due to net income of $104.3 million in the last twelve months partially offset by an increase in accumulated other comprehensive loss of $48.3 million. The increase in accumulated other comprehensive loss was the result of an increase of $51.5 million in unrealized losses related to the available-for-sale investment securities portfolio from March 31, 2022 to March 31, 2023.
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
Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended corporate income tax rate of 23.3% for each of the three months ended March 31, 2023 and December 31, 2022, and a 22.9% blended corporate income tax rate for the three months ended March 31, 2022.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Net interest income	$72,878	$70,613	$54,310
Taxable equivalent adjustment	399	412	391
Fully tax-equivalent net interest income	$73,277	$71,025	$54,701

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$35,223	$388	4.47%	$44,421	$404	3.61%	$332,098	$160	0.20%
Investment securities (a)(b):
Taxable	1,597,688	11,049	2.77%	1,459,879	8,376	2.29%	1,465,998	6,096	1.66%
Nontaxable	190,566	1,298	2.72%	192,863	1,365	2.83%	204,381	1,316	2.58%
Total investment securities	1,788,254	12,347	2.76%	1,652,742	9,741	2.35%	1,670,379	7,412	1.78%
Loans (b)(c):
Construction	239,492	3,963	6.62%	234,233	3,596	6.01%	225,676	2,155	3.82%
Commercial real estate, other	1,333,062	19,794	5.94%	1,293,500	18,431	5.58%	1,362,434	14,782	4.34%
Commercial and industrial	877,391	14,610	6.66%	885,111	13,455	5.95%	888,598	8,023	3.61%
Premium finance	147,895	2,150	5.81%	161,382	1,898	4.60%	132,758	1,164	3.51%
Leases	342,583	9,643	11.26%	325,113	8,448	10.17%	162,277	6,102	15.04%
Residential real estate (d)	839,822	9,717	4.63%	853,354	9,321	4.37%	913,730	9,766	4.28%
Home equity lines of credit	176,327	2,966	6.82%	177,778	2,723	6.08%	163,339	1,612	4.00%
Consumer, indirect	640,359	7,231	4.58%	612,696	6,834	4.43%	523,770	5,045	3.91%
Consumer, direct	108,488	1,739	6.50%	113,045	1,763	6.19%	106,298	1,595	6.09%
Total loans	4,705,419	71,813	6.12%	4,656,212	66,469	5.62%	4,478,880	50,244	4.50%
Allowance for credit losses	(52,669)			(52,253)			(61,947)
Net loans	4,652,750	71,813	6.19%	4,603,959	66,469	5.68%	4,416,933	50,244	4.56%
Total earning assets	6,476,227	84,548	5.23%	6,301,122	76,614	4.79%	6,419,410	57,816	3.61%
Goodwill and other intangible assets	325,545			327,377			304,124
Other assets	420,692			438,694			344,282
Total assets	$7,222,464			$7,067,193			$7,067,816
Interest-bearing deposits:
Savings accounts	$1,044,392	$136	0.05%	$1,069,646	$138	0.05%	$1,050,813	$34	0.01%
Governmental deposit accounts	637,959	1,066	0.68%	688,815	710	0.41%	670,419	447	0.27%
Interest-bearing demand accounts	1,103,966	180	0.07%	1,152,709	186	0.06%	1,171,266	92	0.03%
Money market accounts	583,574	825	0.57%	615,460	522	0.34%	650,272	97	0.06%
Retail certificates of deposit	576,645	1,750	1.23%	534,145	717	0.53%	626,978	871	0.56%
Brokered deposits (e)	224,325	1,704	3.08%	87,934	515	2.32%	91,531	512	2.27%
Total interest-bearing deposits	4,170,861	5,661	0.55%	4,148,709	2,788	0.27%	4,261,279	2,053	0.20%
Borrowed funds:
Short-term FHLB advances (e)	377,578	4,314	4.63%	181,946	1,570	3.42%	55,000	313	2.31%
Repurchase agreements and other	93,848	143	0.61%	96,242	99	0.41%	99,346	25	0.10%
Total short-term borrowings	471,426	4,457	3.83%	278,188	1,669	2.38%	154,346	338	0.89%
Long-term FHLB advances	34,015	204	2.43%	34,297	210	2.43%	85,653	306	1.45%
Long-term notes payable	50,656	653	5.16%	53,528	661	4.94%	29,780	298	4.02%
Trust Preferred	13,806	296	8.58%	13,771	261	7.42%	13,665	120	3.51%
Total long-term borrowings	98,477	1,153	4.69%	101,596	1,132	4.45%	129,098	724	2.26%
Total borrowed funds	569,903	5,610	3.98%	379,784	2,801	2.93%	283,444	1,062	1.51%
Total interest-bearing liabilities	4,740,764	11,271	0.96%	4,528,493	5,589	0.49%	4,544,723	3,115	0.28%
Non-interest-bearing deposits	1,556,636			1,639,580			1,606,665
Other liabilities	123,599			130,470			81,676
Total liabilities	6,420,999			6,298,543			6,233,064
Total stockholders’ equity	801,465			768,650			834,752
Total liabilities and stockholders’ equity	$7,222,464			$7,067,193			$7,067,816
Interest rate spread (b)		$73,277	4.27%		$71,025	4.30%		$54,701	3.33%
Net interest margin (b)			4.53%			4.44%			3.41%

(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 23.3% blended corporate income tax rate for each of the three months ended March 31, 2023 and December 31, 2022, and a 22.9% blended corporate income tax rate for the three months ended March 31, 2022.
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
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, including Vantage on March 7, 2022, which added to average lease and borrowed funds balances. Peoples has begun to reduce cash balances after previously maintaining high cash balances in recent prior periods due to an influx of deposits.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2023 Compared to
(Dollars in thousands)	December 31, 2022			March 31, 2022
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$350	$(366)	$(16)	$1,337	$(1,109)	$228
Investment Securities (b):
Taxable	1,837	836	2,673	4,363	590	4,953
Nontaxable	(42)	(25)	(67)	320	(338)	(18)
Total investment income	1,795	811	2,606	4,683	252	4,935
Loans (b):
Construction	300	67	367	1,669	139	1,808
Commercial real estate, other	927	436	1,363	7,144	(2,132)	5,012
Commercial and industrial	1,925	(770)	1,155	7,288	(701)	6,587
Premium finance	1,134	(882)	252	840	146	986
Leases	795	400	1,195	(9,374)	12,915	3,541
Residential real estate	1,245	(849)	396	3,167	(3,216)	(49)
Home equity lines of credit	393	(150)	243	1,217	137	1,354
Consumer, indirect	173	224	397	954	1,232	2,186
Consumer, direct	301	(325)	(24)	111	33	144
Total loan income	7,193	(1,849)	5,344	13,016	8,553	21,569
Total interest income	$9,338	$(1,404)	$7,934	$19,036	$7,696	$26,732
INTEREST EXPENSE:
Deposits:
Savings accounts	$14	$(16)	$(2)	$104	$(2)	$102
Governmental deposit accounts	694	(338)	356	770	(151)	619
Interest-bearing demand accounts	24	(30)	(6)	124	(36)	88
Money market accounts	482	(179)	303	798	(70)	728
Retail certificates of deposit	974	59	1,033	1,355	(476)	879
Brokered deposits	206	983	1,189	236	956	1,192
Total deposit cost	2,394	479	2,873	3,387	221	3,608
Borrowed funds:
Short-term borrowings	738	2,050	2,788	715	3,404	4,119
Long-term borrowings	217	(196)	21	1,047	(618)	429
Total borrowed funds cost	955	1,854	2,809	1,762	2,786	4,548
Total interest expense	3,349	2,333	5,682	5,149	3,007	8,156
Fully tax-equivalent net interest income	$5,989	$(3,737)	$2,252	$13,887	$4,689	$18,576

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis using a 23.3% blended corporate income tax rate for each of the three months ended March 31, 2023 and December 31, 2022, and a 22.9% blended corporate income tax rate for the three months ended March 31, 2022.
Compared to the linked quarter, net interest income increased 3% and net interest margin expanded by 9 basis points. Both increases were primarily driven by 50 basis points of improvement in loan yields due to recent increases in market interest rates and a shift in the composition of the loan portfolio into higher-yielding leases, which resulted in 41 basis points of improvement in investment yields when compared to the linked quarter due to purchases of investment securities with higher interest rates and sales of lower-yielding investment securities. Borrowing costs increased 105 basis points as a result of increase in short-term borrowings due to utilizing overnight FHLB advances and brokered certificates of deposits in recent quarters.
Net interest income grew 34% over the prior year quarter and net interest margin increased by 112 basis points. The increase in net interest income compared to the first quarter of 2022 was driven by increases in market interest rates and a full quarter of income from the Vantage acquisition. Compared to the prior year quarter, loan yields grew 162 basis points due to the rising interest rate environment and both acquisitive and organic growth, while borrowing costs increased 247 basis points as a result of increase in short-term borrowings due to the utilization of FHLB overnight advances mentioned above.
Peoples recognized interest income on deferred loan fees/costs associated with PPP loans of $1.2 million during the first quarter of 2022 along with $154,000 of interest earned on PPP loans. The interest income recognized on PPP loans added 5 basis points to net interest margin for the first quarter of 2022. The deferred loan fees/costs associated with PPP loans and interest earned on PPP loans were minimal for the first quarter of 2023 and the linked quarter.
Accretion income, net of amortization expense, from acquisitions was $2.0 million for the first quarter of 2023, $2.2 million for the linked quarter and $2.7 million for the first quarter of 2022, which added 13 basis points, 14 basis points and 17 basis points, respectively, to net interest margin. The decreases in accretion income for the first quarter of 2023 when compared to the linked quarter and the first quarter of 2022 were driven by less loan accretion due to lower pay-offs and less accretion from the merger with Premier and the Vantage acquisition.
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
Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Provision for (recovery of) other credit losses	$1,673	$2,023	$(7,006)
Provision for checking account overdraft credit losses	180	278	199
Provision for (recovery of) credit losses	$1,853	$2,301	$(6,807)
As a percentage of average total loans (a)	0.16%	0.20%	(0.62)%
(a) Presented on an annualized basis.
The provision for (recovery of) credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provisions for credit losses in the first quarter of 2023 and the linked quarter were largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans.
During the first quarter of 2022, Peoples recorded a recovery of credit losses of $6.8 million due to an improvement in the economic forecast, along with payoffs of several loans during the quarter, which were partially offset by $0.4 million for the establishment of an allowance for credit losses for the non-purchased credit deteriorated leases from the Vantage acquisition.
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

Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gain includes net losses and net gains on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and net gains for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Net (loss) gain on investment securities	$(1,935)	$(168)	$130
Net loss on asset disposals and other transactions:
Net loss on other assets	$(229)	$(278)	$(22)
Net loss on OREO	(10)	—	(1)
Net loss on other transactions	(7)	(23)	(104)
Net loss on asset disposals and other transactions	$(246)	$(301)	$(127)
The net loss on investment securities in the first quarter of 2023 due to a $2.0 million pre-tax net loss on the sale of the available-for-sale investment securities. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sale of the securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year.
The net loss on asset disposals and other transactions decreased slightly in the first quarter of 2023 when compared to the linked quarter and increased when compared to the prior year quarter. The net loss for the first quarter of 2023 was primarily due to net losses on furniture and fixture disposals. The net loss for the linked quarter was primarily due to net losses on other assets, which was mainly due to net losses on repossessed assets.
During the first three months of 2022, Peoples sold several investment securities, resulting in a net gain on investment securities, which was offset by a net loss on other transactions primarily driven by an adjustment to the gain on sale of loans recognized in the fourth quarter of 2022, and was driven by changes to the acquisition-date fair value of loans acquired in the merger with Premier that were subsequently sold.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 23% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the first quarter of 2023, compared to 22% for the linked quarter and 27% for the prior year quarter. The increase in this ratio compared to the linked quarter was due to an increase in insurance income due to seasonal performance-based commissions being earned in the first quarter of each year. The decline in this ratio compared to the prior year quarter was primarily due to higher net interest income associated with a full quarter of income from the acquisition of Vantage coupled with the increases in the market interest rates.
For the first quarter of 2023, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
E-banking income	$5,443	$5,161	$5,253
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased compared to each of the linked quarter and the prior year quarter primarily due to more customer activity.

The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Property and casualty insurance commissions	$3,252	$3,127	$2,862
Performance-based commissions	1,527	4	1,346
Life and health insurance commissions	564	511	452
Other fees and charges	82	90	71
Insurance income	$5,425	$3,732	$4,731
During the first quarter of 2023, Peoples' insurance income grew 45% when compared to the linked quarter. This increase in insurance income was due to seasonal performance-based commissions being earned, which are annual in nature and typically occur in the first quarter of each year. Compared to the first quarter of 2022, insurance income increased 15% and was driven by higher performance-based property and casualty insurance commissions.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Fiduciary income	$1,805	$1,792	$1,965
Brokerage income	1,627	1,485	1,649
Employee benefit fees	652	638	662
Trust and investment income	$4,084	$3,915	$4,276
Fiduciary income and brokerage income increased slightly in the current quarter relative to the linked quarter, due to an increase in assets under administration and management. When compared to the first quarter of 2022, trust and investment income declined due to less fiduciary income, primarily due to market volatility.
The following table details Peoples' assets under administration and management:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
(Dollars in thousands)
Trust	$1,803,887	$1,764,639	$1,682,334	$1,731,454	$1,927,828
Brokerage	1,318,300	1,211,868	1,127,831	1,068,261	1,152,530
Total	$3,122,187	$2,976,507	$2,810,165	$2,799,715	$3,080,358
Quarterly average	$3,076,285	$2,965,985	$2,844,181	$2,927,405	$3,106,021
The increases in assets under administration and management at March 31, 2023, compared to at December 31, 2022 and March 31, 2022 were driven by market value fluctuations and a $30 million increase in brokerage assets due to an acquisition of an independent financial advisor in January of 2023.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$1,842	$2,170	$1,902
Account maintenance fees	1,461	1,352	1,311
Other fees and charges	220	244	213
Deposit account service charges	$3,523	$3,766	$3,426
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges decreased for the current quarter compared to the linked quarter due to a decline in overdraft and non-sufficient funds fees. Deposit account service charges increased slightly for the current quarter compared to the prior year quarter due to increased maintenance fee rates.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Lease income	1,077	1,336	775
Bank owned life insurance income	707	702	431
Mortgage banking income	314	281	436
Other non-interest income	668	611	719
Lease income is primarily comprised of (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. The first quarter of 2023 decrease in lease income when compared to the linked quarter was due to seasonal fluctuations in syndication income, as the fourth quarter of each year typically has a higher volume of originations. The first quarter of 2023 increase in lease income when compared to the first quarter of 2022 was due to a full quarter of income from the Vantage acquisition in 2023 versus only a month of income in 2022.
Bank owned life insurance income for the current quarter was relatively flat compared to the linked quarter and increased when compared to the same 2022 period. The first quarter of 2023 increase in bank owned life insurance income when compared to the first quarter of 2022 was due to an additional $30.0 million of investments in bank owned life insurance policies during the second quarter of 2022.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the current quarter was relatively flat when compared to the linked quarter. Mortgage banking income declined for the current year quarter compared to the prior year quarter due to the increased market interest rate environment in recent quarters and a lower volume of new loan originations.
In the first quarter of 2023, Peoples sold $0.8 million in loans to the secondary market with servicing retained and $7.4 million in loans with servicing released, compared to $2.5 million and $9.5 million, respectively, in the fourth quarter of 2022, and $7.2 million and $7.9 million, respectively, in the first quarter of 2022.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Base salaries and wages	$20,332	$19,747	$17,676
Employee benefits	4,115	3,372	3,621
Sales-based and incentive compensation	3,945	5,284	3,636
Payroll taxes and other employment costs	2,370	1,591	2,091
Stock-based compensation	2,189	832	1,605
Deferred personnel costs	(923)	(2,068)	(900)
Salaries and employee benefit costs	$32,028	$28,758	$27,729
Full-time equivalent employees:
Actual at end of period	1,286	1,267	1,245
Average during the period	1,283	1,261	1,215
Base salaries and wages for the current quarter increased compared to linked quarter primarily due to annual merit increases. The current quarter increase compared to the prior year quarter was primarily driven by a rise in annual merit increases as well as a full quarter of expenses related to the additional salaries associated with the acquisition of Vantage.
The increases in employee benefits for the current quarter compared to the linked quarter, was primarily due to annual contributions to employee health savings accounts that occur primarily in the first quarter of each year. The increase in employee benefits for the current quarter compared to the first quarter of 2022 was due to higher medical costs reflecting a full quarter of expenses in 2023 for the Vantage employees versus a month of expenses in the first quarter of 2022.
The decrease in sales-based and incentive compensation for the current quarter compared to the linked quarter was primarily due to the overall company performance measures used in calculating retail incentive awards.
Payroll taxes and other employment costs increased compared to the prior quarter and the first quarter of 2022 and were primarily related to higher base salaries and wages. Also impacting the increase in payroll taxes and other employment costs when compared to the linked quarter were seasonal expenses recognized in the first quarter of each year.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year and are based upon Peoples achieving certain performance goals during the prior year and are generally contingent on employment through the vesting period. Stock-based compensation for the first three months of 2023 increased when compared to the first three months of 2022 due to additional employees, including the ones added in the acquisition of Vantage.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs.  These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income.  As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The decrease in deferred personnel costs for the current quarter compared to the linked quarter was primarily due to a prior period adjustment of costs to originate leases.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Depreciation	$1,790	$1,700	$1,823
Repairs and maintenance costs	1,261	1,364	1,378
Property taxes, utilities and other costs	1,157	1,014	1,202
Net rent expense	747	769	685
Net occupancy and equipment expense	$4,955	$4,847	$5,088
The first quarter of 2023 net occupancy and equipment expense increased slightly when compared to the linked quarter due to increases in depreciation and property taxes, utilities and other costs, partially offset by reductions in repairs and maintenance costs and net rent expense. When compared to the first quarter of 2022, net occupancy and equipment expense decreased due to less depreciation, repairs and maintenance costs and property taxes, utilities and other costs due to having less geographic locations as of the first quarter of 2023.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Data processing and software expense	$4,562	$5,013	$2,916
Professional fees	2,881	3,310	3,672
Amortization of other intangible assets	1,871	1,998	1,708
E-banking expense	1,491	1,097	2,759
Franchise tax expense	1,034	546	764
Marketing expense	930	737	995
FDIC insurance premiums	801	781	1,194
Other loan expenses	739	947	832
Communication expense	613	611	625
Other non-interest expense	4,574	4,721	3,347
Data processing and software expense increased when compared to the first quarter of 2022, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.

Professional fees decreased for the current quarter compared to the comparative periods due to less acquisition-related expenses being reported when compared to those periods.
Amortization of other intangible assets for the current quarter decreased when compared to the linked quarter due to decreased amortization of intangible assets recognized as a result of recent acquisitions. Amortization of other intangible assets for the current quarter increased when compared to the first quarter of 2022 due to amortization of intangible assets recognized in the Vantage acquisition.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense increased during the current quarter compared to the linked quarter, and is correlated to e-banking income, which also increased from the linked quarter primarily due to more customer activity. E-banking expense decreased for the first quarter of 2023 when compared to the first quarter of 2022 due to a decline in customer activity compared to last year.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase versus the linked quarter was driven by a refund received in the linked quarter. The increase from the first quarter of 2022 was driven by recent growth through acquisitions and organic means.
Marketing expense increased for the first quarter of 2023 when compared to the linked quarter primarily due to higher media advertising expenses and donations compared to the prior period.
Peoples' FDIC insurance premiums decreased for the current quarter compared to the first quarter of 2022 due to an adjustment in the first quarter of 2022 relating to prior acquisitions.
Other loan expenses during the first three months of 2023 decreased when compared to the linked quarter primarily due to lower indirect lending volume and decreased collection expense.
Other non-interest expense increased during the current quarter when compared to the first quarter of 2022 due to an increase in acquisition-related expenses related to the Limestone Merger.
Income Tax Expense
Peoples recorded income tax expense of $7.0 million with an effective tax rate of 21.0% for the first quarter of 2023, compared to income tax expense of $7.1 million with an effective tax rate of 21.0% for the linked quarter and income tax expense of $6.0 million with an effective tax rate of 20.2% for the first quarter of 2022. Income tax expense for the first quarter of 2023, compared to the linked quarter, was relatively flat due to similar income before income taxes. The increase in income tax expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was driven by a higher income before income taxes.
Additional information regarding income taxes can be found in "Note 13. Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$33,606	$33,980	$29,538
Add: provision for credit losses	1,853	2,301	—
Add: loss on OREO	10	—	1
Add: loss on investment securities	1,935	168	—
Add: loss on other assets	229	278	22
Add: loss on other transactions	7	23	104
Less: recovery of credit losses	—	—	6,807
Less: gain on investment securities	—	—	130
Pre-provision net revenue	$37,640	$36,750	$22,728
Total average assets	$7,222,464	$7,067,193	$7,067,816
Pre-provision net revenue to total average assets (annualized)	2.11%	2.06%	1.30%
Weighted-average common shares outstanding - diluted	28,021,879	27,981,656	28,129,131
Pre-provision net revenue per common share - diluted	$1.34	$1.31	$0.81
The increase in the PPNR for the first quarter of 2023 compared to the first quarter of 2022 was driven by increased net interest income reflecting the positive impact of recent increases in market interest rates as well as a provision for credit losses in the first quarter of 2023 compared to the recovery of credit losses in the first quarter of 2022.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges and COVID-19-related expenses.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)

Core non-interest expense:
Total non-interest expense	$56,479	$53,366	$51,629
Less: acquisition-related expenses	551	702	1,373
Less: pension settlement charges	—	46	—
Less: COVID-19-related expenses	—	2	94
Core non-interest expense	$55,928	$52,616	$50,162
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$56,479	$53,366	$51,629
Less: amortization of other intangible assets	1,871	1,998	1,708
Adjusted total non-interest expense	54,608	51,368	49,921
Total non-interest income	19,060	19,034	20,050
Less: net (loss) gain on investment securities	(1,935)	(168)	130
Less: net loss on asset disposals and other transactions	(246)	(302)	(127)
Total non-interest income excluding net gains and losses	21,241	19,504	20,047
Net interest income	72,878	70,613	54,310
Add: fully tax-equivalent adjustment (a)	399	412	391
Net interest income on a fully tax-equivalent basis	73,277	71,025	54,701
Adjusted revenue	$94,518	$90,529	$74,748
Efficiency ratio	57.78%	56.74%	66.79%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$55,928	$52,616	$50,162
Less: amortization of other intangible assets	1,871	1,998	1,708
Adjusted core non-interest expense	54,057	50,618	48,454
Non-interest income excluding net gains and losses	21,241	19,504	20,047
Net interest income on a fully tax-equivalent basis	73,277	71,025	54,701
Adjusted revenue	$94,518	$90,529	$74,748
Efficiency ratio adjusted for non-core items	57.19%	55.91%	64.82%
(a) Tax effect is calculated using a 23.3% blended corporate income tax rate for each of the three months ended March 31, 2023 and December 31, 2022, and a 22.9% blended corporate income tax rate for the three months ended March 31, 2022.
The efficiency ratio and the efficiency ratio adjusted for non-core items for the first quarter of 2023 increased when compared to the linked quarter, primarily due to the increases in non-interest expenses due to seasonal first quarter expenses partially offset by higher net interest income driven by increases in the market interest rates. The improvements in the efficiency ratio and the efficiency ratio adjusted for non-core items compared to the prior year quarter were driven by higher net interest income due to increases in market interest rates over the last twelve months.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges and COVID-19-related expenses.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$26,560	$26,849	$23,577
Add: net loss on investment securities	1,935	168	—
Less: tax effect of net loss on investment securities (a)	406	35	—
Less: net gain on investment securities	—	—	130
Add: tax effect of net gain on investment securities (a)	—	—	27
Add: net loss on asset disposals and other transactions	246	302	127
Less: tax effect of net loss on asset disposals and other transactions (a)	52	63	27
Add: acquisition-related expenses	551	702	1,373
Less: tax effect of acquisition-related expenses (a)	116	147	288
Add: pension settlement charges	—	46	—
Less: tax effect of pension settlement charges (a)	—	10	—
Add: COVID-19-related expenses	—	2	94
Less: tax effect of COVID-19-related expenses (a)	—	—	20
Net income adjusted for non-core items (after tax)	$28,718	27,814	24,733
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$107,716	$106,520	$95,618
Annualized net income adjusted for non-core items (after tax)	$116,467	$110,349	$100,306
Return on average assets:
Annualized net income	$107,716	$106,520	$95,618
Total average assets	7,222,464	7,067,193	7,067,816
Return on average assets	1.49%	1.51%	1.35%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$116,467	$110,349	$100,306
Total average assets	7,222,464	7,067,193	7,067,816
Return on average assets adjusted for non-core items (after tax)	1.61%	1.56%	1.42%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets for the current quarter decreased slightly when compared to the linked quarter, due to an increase in average assets. The increase in the return on average assets for the first quarter of 2023, compared to the first quarter of 2022, was attributable to higher net interest income and non-interest income, which were driven by the increases in market interest rates.
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

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$26,560	$26,849	$23,577
Add: amortization of other intangible assets	1,871	1,998	1,708
Less: tax effect of amortization of other intangible assets (a)	393	420	359
Net income excluding amortization of other intangible assets	$28,038	$28,427	$24,926
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$107,716	$106,520	$95,618
Annualized net income excluding amortization of other intangible assets	$113,710	$112,781	$101,089
Average tangible equity:
Total average stockholders' equity	$801,465	$768,650	$834,752
Less: average goodwill and other intangible assets	325,545	327,377	304,124
Average tangible equity	$475,920	$441,273	$530,628
Return on total average stockholders' equity ratio:
Annualized net income	$107,716	$106,520	$95,618
Total average stockholders' equity	$801,465	$768,650	$834,752
Return on total average stockholders' equity	13.44%	13.86%	11.45%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$113,710	$112,781	$101,089
Average tangible equity	$475,920	$441,273	$530,628
Return on average tangible equity	23.89%	25.56%	19.05%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios were lower in the current quarter relative to the linked quarter, due to issuance of treasury stock for employee stock awards in the first quarter as well as decreases in accumulated other comprehensive losses on available-for-sale investment securities, partially offset by an increase in total net interest income driven by the recent increases in market interest rates. The return on total average stockholders' equity and average tangible equity ratios were higher in the current quarter when compared to the same 2022 period due to greater accumulated other comprehensive losses on available-for-sale investment securities in 2023, which reduced average tangible equity.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2023, Peoples' interest-bearing deposits in other banks had increased $0.7 million from December 31, 2022. The total cash and cash equivalents balance included $53.7 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2023, compared to $33.1 million at December 31, 2022. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2023, Peoples' total cash and cash equivalents increased $3.1 million as Peoples had $48.0 million of cash provided by operating activities and $45.1 million of cash provided by financing activities, substantially offset by $90.0 million of cash used in investing activities. Peoples' cash used in investing activities reflected net cash outflows from held-to-maturity investment securities of $133.8 million and cash outflows from a $52.4 million net increase in loans held for investment, partially offset by net cash inflows from available-for-sale investment securities of $100.4 million. The cash provided by financing activities was largely driven by a $106.0 million net increase in interest-bearing deposits, partially offset by net cash outflows of $34.3 million, $11.0 million and $9.5 million from a net decrease in non-interest-bearing deposits, cash dividends paid, and payments on long-term borrowings, respectively. Peoples paid $82.9 million in cash for the Vantage acquisition during the first quarter of 2022.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	1.54%	$58,438	$152,422	$172,055	$175,255	$167,406
U.S. government sponsored agencies	2.10%	98,311	88,115	80,915	82,465	80,654
States and political subdivisions	2.19%	224,996	225,882	230,022	249,402	231,644
Residential mortgage-backed securities	1.83%	605,270	604,653	624,061	691,735	753,353
Commercial mortgage-backed securities	1.58%	52,153	50,049	52,504	58,301	58,112
Bank-issued trust preferred securities	5.38%	10,329	10,278	10,287	10,440	10,670
Total fair value		$1,049,497	$1,131,399	$1,169,844	$1,267,598	$1,301,839
Total amortized cost		$1,196,521	$1,300,719	$1,349,800	$1,389,621	$1,381,259
Net unrealized loss		$(147,024)	$(169,320)	$(179,956)	$(122,023)	$(79,420)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.61%	$194,184	$132,366	$59,871	$50,990	$38,486
States and political subdivisions (a)	2.23%	144,844	$145,022	145,252	151,034	151,217
Residential mortgage-backed securities	3.83%	245,294	176,215	111,707	112,095	115,613
Commercial mortgage-backed securities	2.49%	109,750	106,609	90,971	86,601	79,340
Total amortized cost		$694,072	$560,212	$407,801	$400,720	$384,656
Other investment securities		$52,763	$51,609	$39,039	$41,655	$41,840
Total investment securities:
Amortized cost		$1,943,356	$1,912,540	$1,796,640	$1,831,996	$1,807,755
Carrying value		$1,796,332	$1,743,220	$1,616,684	$1,709,973	$1,728,335

(a)Amortized cost is presented net of the allowance for credit losses of $241 at March 31, 2023, $241 at December 31, 2022 and $286 at March 31, 2022.
For the first quarter of 2023, total investment securities increased compared to the prior quarter, largely due to investments made in held-to-maturity residential mortgage-backed securities and obligations of U.S. government sponsored agencies, in an effort to improve investment yields and reduce risk, partially offset by the reduction in available-for-sale securities. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale securities for an after-tax loss of $1.6 million. Proceeds from the sale were used to pay down overnight borrowings. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year.

Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Originated loans:
Construction	$222,915	$212,869	$175,388	$144,062	$171,934
Commercial real estate, other	995,176	919,531	891,576	899,774	854,721
Commercial real estate	1,218,091	1,132,400	1,066,964	1,043,836	1,026,655
Commercial and industrial	840,194	835,178	814,593	777,050	791,307
Premium finance	158,263	159,197	167,682	152,237	145,813
Leases	251,711	226,438	178,083	149,894	97,168
Residential real estate	386,964	384,262	381,104	373,010	364,989
Home equity lines of credit	132,531	132,093	124,524	115,935	107,414
Consumer, indirect	647,177	629,426	592,309	563,088	524,778
Consumer, direct	99,299	98,706	99,282	95,371	87,994
Consumer	746,476	728,132	691,591	658,459	612,772
Deposit account overdrafts	749	722	597	851	699
Total originated loans	$3,734,979	$3,598,422	$3,425,138	$3,271,272	$3,146,817
Acquired loans (a):
Construction	$9,381	$34,072	$40,233	$58,526	$66,371
Commercial real estate, other	485,886	503,987	531,903	560,249	602,511
Commercial real estate	495,267	538,059	572,136	618,775	668,882
Commercial and industrial	50,945	57,456	62,879	81,402	95,844
Premium finance	—	—	—	—	—
Leases	102,930	118,693	134,764	164,628	169,900
Residential real estate	325,638	339,098	352,257	369,995	391,440
Home equity lines of credit	41,852	45,765	50,001	53,400	54,874
Consumer, indirect	—	—	—	—	—
Consumer, direct	8,107	9,657	14,032	16,433	19,396
Consumer	8,107	9,657	14,032	16,433	19,396
Total acquired loans	$1,024,739	$1,108,728	$1,186,069	$1,304,633	$1,400,336
Total loans	$4,759,718	$4,707,150	$4,611,207	$4,575,905	$4,547,153
Percent of loans to total loans:
Construction	4.9%	5.2%	4.7%	4.4%	5.2%
Commercial real estate, other	31.1%	30.2%	30.9%	32.0%	32.1%
Commercial real estate	36.0%	35.4%	35.6%	36.4%	37.3%
Commercial and industrial	18.7%	19.0%	19.0%	18.8%	19.5%
Premium finance	3.3%	3.4%	3.6%	3.3%	3.2%
Leases	7.4%	7.3%	6.8%	6.9%	5.9%
Residential real estate	15.0%	15.4%	15.9%	16.2%	16.6%
Home equity lines of credit	3.7%	3.8%	3.8%	3.7%	3.6%
Consumer, indirect	13.6%	13.4%	12.8%	12.3%	11.5%
Consumer, direct	2.3%	2.3%	2.5%	2.4%	2.4%
Consumer	15.9%	15.7%	15.3%	14.7%	13.9%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$384,005	$392,364	$400,736	$410,007	$420,024

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
Period-end total loan balances at March 31, 2023 increased $52.6 million, or 4% annualized, compared to at December 31, 2022. The increase in the period-end loan and lease balances was primarily driven by increases of (i) $57.5 million in other commercial real estate loans, (ii) $17.8 million in indirect consumer loans and (iii) $9.5 million in leases, partially offset by a reductions of $14.6 million in construction loans and $10.8 million in residential real estate loans. The increase of $212.6 million in the period-end loan and lease balances when compared to March 31, 2022 was primarily driven by increases of $122.4 million in indirect consumer loans and $87.6 million in leases, partially offset by a reduction of $43.8 million in residential real estate loans. The increases in the period-end loan and lease balances when compared to the prior periods was due to growth. The reduction in the period-end residential real estate loans balance when compared to all comparative prior periods was due to a lower inventory of homes for sale.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at March 31, 2023:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$120,995	$179,179	$300,174	64.1%
Mixed-use facilities	19,478	4,787	24,265	5.2%
Assisted living facilities and nursing homes	16,385	5,226	21,611	4.6%
Land only	21,690	8,081	29,771	6.4%
Office buildings and complexes	12,301	4,158	16,459	3.5%
Industrial	6,734	4,047	10,781	2.3%
Other (a)	34,713	30,391	65,104	13.9%
Total construction	$232,296	$235,869	$468,165	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$61,296	$1,943	$63,239	4.0%
Non-owner occupied	90,954	3,846	94,800	6.1%
Total office buildings and complexes	152,250	5,789	158,039	10.1%
Retail facilities:
Owner occupied	39,551	1,480	41,031	2.6%
Non-owner occupied	144,979	4,008	148,987	9.5%
Total retail facilities	184,530	5,488	190,018	12.1%
Mixed-use facilities:
Owner occupied	44,518	550	45,068	2.9%
Non-owner occupied	60,932	1,323	62,255	4.0%
Total mixed-use facilities	105,450	1,873	107,323	6.9%
Apartment complexes	112,419	37,757	150,176	9.6%
Light industrial facilities:
Owner occupied	92,338	2,726	95,064	6.1%
Non-owner occupied	47,983	3,055	51,038	3.2%
Total light industrial facilities	140,321	5,781	146,102	9.3%
Assisted living facilities and nursing homes	62,701	5,151	67,852	4.3%
Warehouse facilities:
Owner occupied	36,307	1,285	37,592	2.3%
Non-owner occupied	27,590	241	27,831	1.8%
Total warehouse facilities	63,897	1,526	65,423	4.1%
Lodging and lodging related:
Owner occupied	28,859	661	29,520	1.9%
Non-owner occupied	79,821	1	79,822	5.1%
Total lodging and lodging related	108,680	662	109,342	7.0%
Education services:
Owner occupied	18,148	—	18,148	1.2%
Non-owner occupied	31,734	5,523	37,257	2.4%
Total education services	49,882	5,523	55,405	3.6%
Healthcare facilities:
Owner occupied	21,855	300	22,155	1.4%
Non-owner occupied	9,518	—	9,518	0.6%
Total healthcare facilities	31,373	300	31,673	2.0%
Restaurant/bar facilities:
Owner occupied	28,715	9	28,724	1.8%
Non-owner occupied	10,464	248	10,712	0.7%
Total restaurant/bar facilities	39,179	257	39,436	2.5%
Land only
Owner occupied	6,143	339	6,482	0.4%
Non-owner occupied	32,257	—	32,257	2.1%
Total land only	38,400	339	38,739	2.5%
Other (a)	430,380	15,645	446,025	28.5%
Total commercial real estate, other	$1,481,062	$85,752	$1,566,814	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both March 31, 2023 and December 31, 2022. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

Small Business Administration Paycheck Protection Program ("PPP")
In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act created the PPP targeted to provide small businesses with support to cover payroll and certain other specified expenses. Loans made under the PPP are fully guaranteed by the SBA. The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness.
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

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
PPP aggregate outstanding principal balances	$2,184	$2,458	$3,789	$15,582	$42,871
PPP net deferred loan origination fees	25	27	61	421	995
Accretion of net deferred loan origination fees	2	34	360	574	1,215
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Construction	$1,273	$1,250	$1,464	$1,531	$2,731
Commercial real estate, other	16,474	17,710	17,695	18,708	21,055
Commercial and industrial	8,307	8,229	8,611	8,572	10,114
Premium finance	433	344	553	311	345
Leases	9,109	8,495	7,890	7,585	5,875
Residential real estate	6,504	6,357	6,464	6,332	6,495
Home equity lines of credit	1,717	1,693	1,644	1,699	1,894
Consumer, indirect	7,781	7,448	6,912	6,234	5,172
Consumer, direct	1,619	1,575	1,592	1,321	1,036
Deposit account overdrafts	86	61	41	53	51
Allowance for credit losses	$53,303	$53,162	$52,866	$52,346	$54,768
As a percent of total loans	1.12%	1.13%	1.15%	1.14%	1.20%
The reduction in the allowance for credit losses at March 31, 2023 compared to March 31, 2022 was driven by decreases in the allowances for individually analyzed loans, offset by loan growth and deterioration in the economic forecast.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2022 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Gross charge-offs:
Construction	$9	$16	$—	$—	$—
Commercial real estate, other	$33	132	57	22	278
Commercial and industrial	1	24	36	420	463
Premium finance	23	42	38	30	14

	Three Months Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Leases	469	888	731	493	473
Residential real estate	41	144	168	47	309
Home equity lines of credit	19	42	5	25	16
Consumer, indirect	929	799	600	449	385
Consumer, direct	104	86	81	60	136
Consumer	1,033	885	681	509	521
Deposit account overdrafts	227	308	274	405	259
Total gross charge-offs	$1,855	$2,481	$1,990	$1,951	$2,333
Recoveries:
Commercial real estate, other	$27	33	$39	$176	$49
Commercial and industrial	—	40	3	2	4
Premium finance	9	4	1	8	—
Leases	80	81	99	64	176
Residential real estate	29	20	36	14	14
Home equity lines of credit	—	16	—	—	29
Consumer, indirect	79	88	71	83	86
Consumer, direct	15	16	9	11	11
Consumer	94	104	80	94	97
Deposit account overdrafts	72	50	44	52	54
Total recoveries	$311	$348	$302	$410	$423
Net charge-offs (recoveries):
Construction	$9	$16	$—	$—	$—
Commercial real estate, other	6	99	18	(154)	229
Commercial and industrial	1	(16)	33	418	459
Premium finance	14	38	37	22	14
Leases	389	807	632	429	297
Residential real estate	12	124	132	33	295
Home equity lines of credit	19	26	5	25	(13)
Consumer, indirect	850	711	529	366	299
Consumer, direct	89	70	72	49	125
Consumer	939	781	601	415	424
Deposit account overdrafts	155	258	230	353	205
Total net charge-offs	$1,544	$2,133	$1,688	$1,541	$1,910
Ratio of net charge-offs to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	—%	0.01%	—%	(0.01)%	0.02%
Commercial and industrial	—%	—%	—%	0.04%	0.03%
Premium finance	—%	—%	—%	—%	—%
Leases	0.04%	0.07%	0.06%	0.04%	0.03%
Residential real estate	—%	0.01%	0.01%	—%	0.03%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.07%	0.06%	0.05%	0.03%	0.03%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.08%	0.07%	0.06%	0.04%	0.04%
Deposit account overdrafts	0.01%	0.02%	0.02%	0.03%	0.02%
Total	0.13%	0.18%	0.15%	0.14%	0.17%
Each with "--%" not meaningful.
Net charge-offs during the first quarter of 2023 were 0.13% of average total loans on an annualized basis. The decrease for the current quarter when compared to the linked quarter was driven by a decrease in charge-offs on leases, residential real estate loans and deposit account overdrafts, partially offset by an increase in charge-offs on indirect consumer loans. The decrease in net charge-offs during the current quarter versus the prior year quarter was primarily attributable to decreases in net charge-offs in (i) commercial and industrial loans, (ii) residential real estate loans, and (iii) other commercial real estate loans, partially offset by an increase in net charge-offs in indirect consumer loans.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Loans 90+ days past due and accruing:
Commercial real estate, other	150	167	1,472	330	603
Commercial and industrial	228	130	266	89	53
Premium finance	764	504	308	304	613
Leases	2,491	3,041	4,654	5,722	3,921
Residential real estate	238	917	1,499	1,687	677
Home equity lines of credit	127	58	23	89	75
Consumer, indirect	13	—	195	15	17
Consumer, direct	3	25	7	—	—
Consumer	16	25	202	15	17
Total loans 90+ days past due and accruing	$4,014	$4,842	$8,424	$8,236	$5,959
Nonaccrual loans:
Construction	$1	$12	$2	$5	$6
Commercial real estate, other	11,345	12,121	11,916	14,253	14,942
Commercial and industrial	3,064	3,462	2,385	1,849	3,393
Leases	3,884	3,178	2,094	1,573	1,731
Residential real estate	8,641	9,496	8,728	9,194	9,135
Home equity lines of credit	793	820	921	890	937
Consumer, indirect	2,147	2,176	1,627	1,558	1,628
Consumer, direct	105	208	158	166	231
Consumer	2,252	2,384	1,785	1,724	1,859
Total nonaccrual loans	$29,980	$31,473	$27,831	$29,488	$32,003
Total nonperforming loans ("NPLs")	$33,994	$36,315	$36,255	$37,724	$37,962
OREO:
Commercial	$8,730	$8,730	$8,730	$9,065	$9,106
Residential	48	165	110	145	301
Total OREO	$8,778	$8,895	$8,840	$9,210	$9,407
Total nonperforming assets ("NPAs")	$42,772	$45,210	$45,095	$46,934	$47,369
Criticized loans (a)	$198,812	$191,355	$164,775	$181,395	$190,315
Classified loans (b)	93,168	89,604	94,848	115,483	109,530
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.63%	0.67%	0.60%	0.64%	0.70%
NPLs as a percent of total loans (d)	0.71%	0.77%	0.79%	0.82%	0.83%
NPAs as a percent of total assets (d)	0.58%	0.63%	0.64%	0.64%	0.65%
NPAs as a percent of total loans and OREO (d)	0.90%	0.96%	0.98%	1.02%	1.04%
Allowance for credit losses as a percent of nonaccrual loans	177.80%	168.91%	189.95%	177.52%	171.13%
Allowance for credit losses as a percent of NPLs (d)	156.80%	146.39%	145.82%	138.76%	144.27%
Criticized loans as a percent of total loans (a)	4.18%	4.07%	3.57%	3.96%	4.19%
Classified loans as a percent of total loans (b)	1.96%	1.90%	2.06%	2.52%	2.41%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.

(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPLs in periods prior to March 31, 2023 also include TDRs. NPAs include nonperforming loans and OREO.
Compared to December 31, 2022, Peoples' NPAs decreased from 0.63% to 0.58% of total assets. Loans 90+ days past due and accruing decreased compared to at December 31, 2022, mostly due to declines in residential real estate loans and leases that were 90+ days past due, partially offset by an increase in premium finance loans that that were 90+ days past due. During the first quarter of 2023, criticized loans increased $7.5 million, while classified loans increased $3.6 million when compared to at December 31, 2022. The increase in the amount of criticized loans compared to at December 31, 2022 was primarily related to downgrades of three commercial and industrial relationships. The increase in classified loans compared to the linked quarter was driven by the downgrade of one commercial and industrial relationship.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Non-interest-bearing deposits (a)	$1,555,064	$1,589,402	$1,635,953	$1,661,865	$1,666,668
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,085,169	1,160,182	1,162,012	1,143,010	1,179,199
Savings accounts	1,024,638	1,068,547	1,077,383	1,080,053	1,065,678
Retail certificates of deposit ("CDs")	622,091	530,236	544,741	584,259	612,936
Money market deposit accounts	579,106	617,029	624,708	645,242	656,266
Governmental deposit accounts	649,303	625,965	734,734	728,057	734,784
Brokered CDs	273,156	125,580	86,089	86,739	87,395
Total interest-bearing deposits	4,233,463	4,127,539	4,229,667	4,267,360	4,336,258
Total deposits	$5,788,527	$5,716,941	$5,865,620	$5,929,225	$6,002,926
Demand deposits as a percent of total deposits	46%	48%	48%	47%	47%
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2023, period-end deposits increased $71.6 million, or 1%, compared to at December 31, 2022. The increase when compared to at December 31, 2022 was primarily driven by an increase of $147.6 million in brokered certificates of deposits, which are primarily used as a source of funding. Excluding the increase in brokered certificates of deposits, total deposits at March 31, 2023 decreased $76.0 million, or 1%, when compared to at December 31, 2022 due to reductions of (i) $75.0 million in interest-bearing deposit accounts, (ii) $43.9 million in savings accounts, (iii) $37.9 million in money market deposit accounts, and (iv) $34.3 million in non-interest bearing deposit accounts, partially offset by an increase of $91.9 million in retail certificates of deposit.
Period-end deposit balances decreased $214.4 million, or 4%, compared to at March 31, 2022. Deposits decreased primarily due to reductions in non-interest-bearing deposits, interest-bearing deposit accounts, governmental deposit accounts, and money market deposit accounts of $111.6 million, $94.0 million, $85.5 million and $77.2 million, respectively, partially offset by an increase of $185.8 million in brokered certificates of deposits.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month LIBOR, which offsets the rate on the brokered CDs. As of March 31, 2023, Peoples had thirteen effective interest rate swaps, with an aggregate notional value of $125.0 million, which were designated as cash flow hedges of overnight brokered CDs and are expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Short-term borrowings:
Overnight borrowings	$390,000	$400,000	$(5,000)	$—	$—
FHLB 90-day advances	—	—	40,000	40,000	40,000
Current portion of long-term FHLB advances	—	—	—	—	15,000
Retail repurchase agreements	100,670	100,138	98,611	286,442	89,275
Total short-term borrowings	$490,670	$500,138	$133,611	$326,442	$144,275
Long-term borrowings:
FHLB advances	$33,941	$34,158	$34,662	$35,348	$85,564
Vantage non-recourse debt	47,864	53,147	55,781	74,622	102,364
Junior subordinated debt securities	13,824	13,788	13,753	13,717	13,682
Total long-term borrowings	$95,629	$101,093	$104,196	$123,687	$201,610
Total borrowed funds	$586,299	$601,231	$237,807	$450,129	$345,885
Borrowed funds, in total, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Total borrowed funds decreased compared to at December 31, 2022, due to lower overnight borrowings. Total short-term borrowings at March 31, 2023 increased when compared to at March 31, 2022 due to outstanding FHLB overnight borrowings of $390.0 million at March 31, 2023, while there were no FHLB overnight borrowings at March 31, 2022.
Capital/Stockholders’ Equity
At March 31, 2023, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2023, Peoples had a capital conservation buffer of 5.35%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Capital Amounts:
Common Equity Tier 1	$624,292	$604,566	$584,880	$564,708	$547,215
Tier 1	638,116	618,354	598,633	578,425	560,897
Total (Tier 1 and Tier 2)	682,477	662,421	643,189	622,516	607,493
Net risk-weighted assets	$5,110.318	$5,071,240	$4,955,627	$4,857,818	$4,752,428
Capital Ratios:
Common Equity Tier 1	12.22%	11.92%	11.80%	11.62%	11.51%
Tier 1	12.49%	12.19%	12.08%	11.91%	11.80%
Total (Tier 1 and Tier 2)	13.35%	13.06%	12.98%	12.81%	12.78%
Tier 1 leverage ratio	9.02%	8.92%	8.64%	8.38%	8.29%
Peoples' regulatory capital and related ratio levels improved during the first quarter of 2023 when compared to at December 31, 2022 and at March 31, 2022 due to net income during the first quarter of 2023, partially offset by dividends paid. The ratios were negatively impacted at March 31, 2022 by the cash acquisition of Vantage, in connection with which Peoples recorded goodwill and intangible assets. The impact of the Vantage acquisition on Peoples' regularity capital and related ratios levels at March 31, 2022, was partially offset by net income exceeding dividends declared during the period ended March 31, 2022.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Tangible equity:
Total stockholders' equity	$819,543	$785,328	$760,511	$786,824	$808,340
Less: goodwill and other intangible assets	324,562	326,329	328,428	328,132	341,865
Tangible equity	$494,981	$458,999	$432,083	$458,692	$466,475
Tangible assets:
Total assets	$7,311,520	$7,207,304	$7,005,854	$7,278,292	$7,239,261
Less: goodwill and other intangible assets	324,562	326,329	328,428	328,132	341,865
Tangible assets	$6,986,958	$6,880,975	$6,677,426	$6,950,160	$6,897,396
Tangible book value per common share:
Tangible equity	$494,981	$458,999	$432,083	$458,692	$466,475
Common shares outstanding	28,488,158	28,287,837	28,278,078	28,290,115	28,453,175
Tangible book value per common share	$17.37	$16.23	$15.28	$16.21	$16.39
Tangible equity to tangible assets ratio:
Tangible equity	$494,981	$458,999	$432,083	$458,692	$466,475
Tangible assets	$6,986,958	$6,880,975	$6,677,426	$6,950,160	$6,897,396
Tangible equity to tangible assets	7.08%	6.67%	6.47%	6.60%	6.76%
Tangible book value per common share increased to $17.37 at March 31, 2023, compared to $16.23 at December 31, 2022. The change in tangible book value per common share was due to tangible equity increasing during the first quarter of 2023 as a result of a decrease in other comprehensive losses recognized on available-for-sale investment securities, which the decrease was driven by sales during the quarter. Tangible book value per common share increased compared to at March 31, 2022 primarily due to net income over the last twelve months, partially offset by an increase in accumulated other comprehensive loss.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The methods used by the ALCO to assess IRR remain largely unchanged from those disclosed in Peoples' 2022 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated Decrease in Economic Value of Equity
(in Basis Points)	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
300	$10,891	3.7%	$13,000	4.4%	$(110,529)	(7.5)%	$(82,959)	(5.4)%
200	7,534	2.6%	8,716	3.0%	(72,312)	(4.9)%	(55,809)	(3.6)%
100	4,161	1.4%	4,380	1.5%	(35,824)	(2.4)%	(28,157)	(1.8)%
(100)	(8,608)	(2.9)%	(11,404)	(3.9)%	6,268	0.4%	(21,124)	(1.4)%
(200)	(23,095)	(7.8)%	(27,659)	(9.4)%	(35,500)	(2.4)%	(80,484)	(5.2)%
(300)	(38,575)	(13.1)%	(43,728)	(14.8)%	(105,742)	(7.1)%	(152,152)	(9.8)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2023, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At March 31, 2023, the bear steepener scenario produced an increase in net interest income of 0.1% and a decline in the economic value of equity of 1.4%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and a higher net interest margin. At March 31, 2023, the bear flattener scenario produced no change to net interest income and a decline in the economic value of equity of 0.8%.
As of March 31, 2023, the yield curve was inverted. A notable non-parallel shift scenario would be a continued increase in short-term interest rates relative to long-term interest rates in which the yield curve would further invert. As of March 31, 2023, this inversion scenario would have resulted in no change to net interest income and a decrease in the economic value of equity of (0.8)%. Peoples was within its policy limitations for this alternative scenario as of March 31, 2023, which set the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of the economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2023, Peoples had entered into thirteen interest rate swap contracts with an aggregate notional value of $125.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2023, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2022 was largely attributable to increased effective duration within the investment securities portfolio.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. The methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain unchanged from those disclosed in Peoples' 2022 Form 10-K.
At March 31, 2023, Peoples Bank had liquid assets of $318.0 million, which represented 3.9% of total assets and unfunded loan commitments. Peoples also had an additional $231.4 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Home equity lines of credit	$201,692	$197,995	$194,685	$188,803	$184,616
Unadvanced construction loans	241,225	270,229	320,825	237,129	203,719
Other loan commitments	717,149	730,015	653,384	566,624	616,696
Loan commitments	$1,160,066	$1,198,239	$1,168,894	$992,556	$1,005,031
Standby letters of credit	$15,046	$15,451	$15,096	$15,977	$12,729
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2022 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results. In the first quarter of 2023, we identified the following additional risk factor:
General Risks
•The impact of larger or similar-sized financial institutions encountering problems may adversely affect Peoples' business, earnings and financial condition.
Peoples is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Peoples operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While Peoples does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including Peoples. Peoples will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended March 31, 2023:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 – 31, 2023	2,077	(2)	$28.38	(2)	—	$22,606,290
February 1 – 28, 2023	24,350	(3)	$30.27	(3)	—	$22,606,290
March 1 – 31, 2023	2,579	(2)(3)	$30.43	(2)(3)	—	$22,606,290
Total	29,006		$30.15		—	$22,606,290
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended March 31, 2023.
(2)Information reported includes 2,077 common shares and 952 common shares purchased in open market transactions during January 2023 and March 2023, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 24,350 common shares and 1,627 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during February 2023 and March 2023, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Summary of Peoples Bancorp Inc. Annual Incentive Plan for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2023	Incorporated herein by reference to Exhibit 10.4 to Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (File No. 0-16772) ("Peoples' 2022 Form 10-K")

10.2	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.5 to Peoples' 2022 Form 10-K

10.3	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.	Filed herewith

10.4	Summary of Compensation for Directors of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.7 to Peoples' 2022 Form 10-K

10.5	First Amendment to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (adopted and approved by the Board of Directors of Peoples Bancorp Inc. on January 26, 2023)	Incorporated herein by reference to Exhibit 10.8(b) to Peoples' 2022 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 4, 2023	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	May 4, 2023	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer