Form 10-Q
period 2023-06-30
PEOPLES BANCORP INC
filed 2023-08-03
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,370,363 common shares, without par value, at August 2, 2023.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$92,114	$94,679
Interest-bearing deposits in other banks	56,368	59,343
Total cash and cash equivalents	148,482	154,022
Available-for-sale investment securities, at fair value (amortized cost of $1,292,331 at June 30, 2023 and $1,300,719 at December 31, 2022) (a)	1,133,439	1,131,399
Held-to-maturity investment securities, at amortized cost (fair value of $594,268 at June 30, 2023 and $478,509 at December 31, 2022) (a)	673,925	560,212
Other investment securities	63,579	51,609
Total investment securities (a)	1,870,943	1,743,220
Loans and leases, net of deferred fees and costs (b)	5,974,596	4,707,150
Allowance for credit losses	(61,211)	(53,162)
Net loans and leases (c)	5,913,385	4,653,988
Loans held for sale	3,218	2,140
Bank premises and equipment, net of accumulated depreciation	103,924	82,934
Bank owned life insurance	138,181	105,292
Goodwill	356,397	292,397
Other intangible assets	56,775	33,932
Other assets	195,330	139,379
Total assets	$8,786,635	$7,207,304
Liabilities
Deposits:
Non-interest-bearing	$1,682,634	$1,589,402
Interest-bearing	5,277,235	4,127,539
Total deposits	6,959,869	5,716,941
Short-term borrowings	569,935	500,138
Long-term borrowings	123,579	101,093
Accrued expenses and other liabilities	134,345	103,804
Total liabilities	7,787,728	6,421,976
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2023 or at December 31, 2022	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,711,075 shares issued at June 30, 2023 and 29,857,920 shares issued at December 31, 2022, including at each date shares held in treasury	862,960	686,450
Retained earnings	289,445	265,936
Accumulated other comprehensive loss, net of deferred income taxes	(118,920)	(127,136)
Treasury stock, at cost, 1,415,639 shares at June 30, 2023 and 1,643,461 shares at December 31, 2022	(34,578)	(39,922)
Total stockholders’ equity	998,907	785,328
Total liabilities and stockholders’ equity	$8,786,635	$7,207,304
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $241, respectively, at June 30, 2023 and December 31, 2022.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans"

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans and leases	$91,848	$56,764	$163,610	$106,964
Interest and dividends on taxable investment securities	12,771	6,967	23,774	13,017
Interest on tax-exempt investment securities	1,125	1,026	2,121	2,041
Other interest income	673	299	1,061	459
Total interest income	106,417	65,056	190,566	122,481
Interest expense:
Interest on deposits	14,403	2,014	20,064	4,067
Interest on short-term borrowings	5,314	261	9,771	599
Interest on long-term borrowings	1,847	1,313	3,000	2,037
Total interest expense	21,564	3,588	32,835	6,703
Net interest income	84,853	61,468	157,731	115,778
Provision for (recovery of) credit losses	7,983	(780)	9,836	(7,587)
Net interest income after provision for (recovery of) credit losses	76,870	62,248	147,895	123,365
Non-interest income:
Electronic banking income	6,466	5,419	11,909	10,672
Insurance income	4,004	3,646	9,429	8,377
Trust and investment income	4,414	4,246	8,498	8,522
Deposit account service charges	4,153	3,558	7,676	6,984
Lease income	1,719	431	2,796	1,206
Bank owned life insurance income	842	797	1,549	1,228
Mortgage banking income	189	352	503	788
Net loss on asset disposals and other transactions	(1,665)	(152)	(1,911)	(279)
Net (loss) gain on investment securities	(166)	(44)	(2,101)	86
Other non-interest income	1,059	1,133	1,727	1,852
Total non-interest income	21,015	19,386	40,075	39,436
Non-interest expense:
Salaries and employee benefit costs	38,025	27,585	70,053	55,314
Net occupancy and equipment expense	5,380	4,768	10,335	9,856
Professional fees	7,438	2,280	10,319	5,952
Data processing and software expense	4,728	3,033	9,290	5,949
Amortization of other intangible assets	2,800	2,034	4,671	3,742
Electronic banking expense	1,832	2,727	3,323	5,486
Marketing expense	1,357	860	2,287	1,855
FDIC insurance expense	1,464	1,018	2,265	2,212
Franchise tax expense	872	1,102	1,906	1,866
Communication expense	724	649	1,337	1,274
Other loan expenses	538	445	1,277	1,277
Other non-interest expense	5,465	3,398	10,039	6,745
Total non-interest expense	70,623	49,899	127,102	101,528
Income before income taxes	27,262	31,735	60,868	61,273
Income tax expense	6,166	6,847	13,212	12,808
Net income	$21,096	$24,888	$47,656	$48,465
Earnings per common share - basic	$0.64	$0.89	$1.57	$1.73
Earnings per common share - diluted	$0.64	$0.88	$1.56	$1.72
Weighted-average number of common shares outstanding - basic	32,526,962	27,919,133	30,222,165	27,962,405
Weighted-average number of common shares outstanding - diluted	32,649,976	28,061,736	30,314,504	28,041,145
Cash dividends declared	$13,422	$10,757	$24,147	$20,933
Cash dividends declared per common share	$0.39	$0.38	$0.77	$0.74

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$21,096	$24,888	$47,656	$48,465
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(12,034)	(42,648)	8,328	(114,284)
Related tax benefit (expense)	3,154	10,238	(1,493)	26,686
Reclassification adjustment for net loss (gain) included in net income	166	44	2,101	(86)
Related tax (expense) benefit	(43)	(10)	(495)	20
Net effect on other comprehensive (loss) income	(8,757)	(32,376)	8,441	(87,664)
Defined benefit plan:
Net gain arising during the period	—	75	—	61
Related tax expense	—	(17)	—	(14)
Amortization of unrecognized loss and service cost on benefit plans	7	17	9	38
Related tax benefit	(2)	(4)	(2)	(9)
Net effect on other comprehensive income	5	71	7	76
Cash flow hedges:
Net gain (loss) arising during the period	1,073	2,104	(283)	7,560
Related tax (expense) benefit	(262)	(492)	51	(1,712)
Net effect on other comprehensive income (loss)	811	1,612	(232)	5,848
Total other comprehensive (loss) gain, net of tax	(7,941)	(30,693)	8,216	(81,740)
Total comprehensive income (loss)	$13,155	$(5,805)	$55,872	$(33,275)

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2023	$684,367	$281,771	$(110,979)	$(35,616)	$819,543
Net income	—	21,096	—	—	21,096
Other comprehensive loss, net of tax	—	—	(7,941)	—	(7,941)
Cash dividends declared	—	(13,422)		—	(13,422)
Reissuance of treasury stock for common share awards	(725)	—	—	725	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(134)	(134)
Common shares issued under dividend reinvestment plan	350	—	—	—	350
Common shares issued under compensation plan for Boards of Directors	11	—	—	124	135
Common shares issued under employee stock purchase plan	19	—	—	208	227
Stock-based compensation	1,009	—	—	—	1,009
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	47,656	—	—	47,656
Other comprehensive gain, net of tax	—	—	8,216	—	8,216
Cash dividends declared	—	(24,147)	—	—	(24,147)
Reissuance of treasury stock for common share awards	(5,410)	—	—	5,410	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,054)	(1,054)
Common shares issued under dividend reinvestment plan	752	—	—	—	752
Common shares issued under compensation plan for Boards of Directors	19	—	—	252	271
Common shares issued under employee stock purchase plan	61	—	—	621	682
Stock-based compensation	3,159	—	—	—	3,159
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2022	$684,243	$220,477	$(62,666)	$(33,713)	$808,341
Net income	—	24,888	—	—	24,888
Other comprehensive loss, net of tax	—	—	(30,693)	—	(30,693)
Cash dividends declared	—	(10,757)	—	—	(10,757)
Reissuance of treasury stock for common share awards	(727)	—	—	727	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(206)	(206)
Common shares repurchased under share repurchase program then in effect	—	—	—	(5,987)	(5,987)
Common shares issued under dividend reinvestment plan	296	—	—	—	296
Common shares issued under compensation plan for Boards of Directors	13	—	—	115	128
Common shares issued under employee stock purchase plan	15	—	—	145	160
Stock-based compensation	576	—	—	—	576
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	48,465	—	—	48,465
Other comprehensive loss, net of tax	—	—	(81,740)	—	(81,740)
Cash dividends declared	—	(20,933)	—	—	(20,933)
Reissuance of treasury stock for common share awards	(4,725)	—	—	4,725	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,436)	(1,436)
Common shares repurchased under share repurchase program then in effect	—	—	—	(5,987)	(5,987)
Common shares issued under dividend reinvestment plan	601	—	—	—	601
Common shares issued under compensation plan for Boards of Directors	44	—	—	208	252
Common shares issued under employee stock purchase plan	61	—	—	285	346
Stock-based compensation	2,153	—	—	—	2,153
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$63,223	$62,708
Investing activities:
Available-for-sale investment securities:
Purchases	(23,913)	(233,126)
Proceeds from sales	120,396	8,732
Proceeds from principal payments, calls and prepayments	73,318	112,795
Held-to-maturity investment securities:
Purchases	(174,335)	(38,622)
Proceeds from principal payments	60,672	11,109
Other investment securities:
Purchases	(15,856)	(11,013)
Proceeds from sales	9,665	3,101
Net (increase) decrease in loans held for investment	(184,177)	70,872
Net expenditures for premises and equipment	(7,182)	(3,462)
Proceeds from sales of other real estate owned	106	307
Purchase of bank owned life insurance	—	(30,000)
Proceeds from bank owned life insurance contracts	—	248
Business acquisitions, net of cash received (paid)	91,793	(85,793)
Investment in limited partnership and tax credit funds	(1,699)	(1,151)
Net cash used in investing activities	(51,212)	(196,003)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(169,495)	20,443
Net increase in interest-bearing deposits	178,373	46,485
Net increase in short-term borrowings	9,797	154,915
Proceeds from long-term borrowings	5,004	11,255
Payments on long-term borrowings	(16,626)	(89,217)
Cash dividends paid	(24,276)	(21,081)
Purchase of treasury stock under share repurchase program	—	(5,987)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,054)	(1,436)
Proceeds from issuance of common shares	726	576
Net cash (used in) provided by financing activities	(17,551)	115,953
Net decrease in cash and cash equivalents	(5,540)	(17,342)
Cash and cash equivalents at beginning of period	154,022	415,727
Cash and cash equivalents at end of period	$148,482	$398,385

Supplemental cash flow information:
Interest paid	$27,283	$6,585
Income taxes paid	29,194	1,797
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	—	55
Noncash recognition of new leases	4,179	27
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2022 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after June 30, 2023 for potential recognition or disclosure in these unaudited condensed consolidated financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated.  Such adjustments are normal and recurring in nature.  Intercompany accounts and transactions have been eliminated.  The Consolidated Balance Sheet at December 31, 2022, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2022 Form 10-K.
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
Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update was effective from March 12, 2020 through December 31, 2022. The FASB further updated the guidance with ASU 2022-06, which deferred the sunset date of ASC Topic 848, Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. ASU 2020-04 was early adopted by Peoples as of September 30, 2021, and did not have a significant impact on Peoples' Consolidated Financial Statements, but is expected to reduce the accounting burden of assessing contracts impacted by reference rate reform. Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to London Inter-Bank Offered Rate ("LIBOR") changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Peoples ceased originating LIBOR-based products after December 31, 2021 and began originating SOFR-indexed products. Any LIBOR-based products originated prior to December 31, 2021, but maturing after June 30, 2023, are based on SOFR-indexed products as of July 1, 2023. The transition did not have a material impact on Peoples' consolidated financial statements.
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings ("TDRs") and Vintage Disclosures. This ASU eliminates the accounting guidance on TDRs for creditors and amends the guidance on disclosures to include current-period gross charge-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification ("ASC") 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Effective January 1, 2023, Peoples adopted the amendments within ASU 2022-02, using the prospective transition method. The adoption of this guidance did not have a material impact on Peoples' consolidated financial statements.

Pursuant to the guidance in ASU 2022-02, when a loan is restructured, Peoples continues to measure the allowance for credit losses on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the TDR accounting model, Peoples modeled a 12-month extension of the contractual terms for TDRs that were to mature within the next 12 months. As Peoples has elected a prospective transition, the extension on a loan that was previously restructured and accounted for as a TDR will continue to be measured as it had been historically in Peoples' allowance for credit losses until the loan is paid off, sold, liquidated or subsequently restructured. Refer to "Note 4 Loans and Leases" for additional information.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2023			December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$75,255	$—	$—	$152,422	$—	$—
U.S. government sponsored agencies	—	98,324	—	—	88,115	—
States and political subdivisions	—	248,271	—	—	225,882	—
Residential mortgage-backed securities	—	635,487	—	—	604,653	—
Commercial mortgage-backed securities	—	52,830	—	—	50,049	—
Bank-issued trust preferred securities	—	21,430	1,842	—	10,278	—
Total available-for-sale securities	$75,255	$1,056,342	$1,842	$152,422	$978,977	$—
Equity investment securities (a)	175	200	—	147	199	—
Derivative assets (b)	—	30,903	—	—	34,123	—
Liabilities:
Derivative liabilities (c)	$—	$25,591	$—	$—	$28,529	$—
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, LIBOR (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). As of June 30, 2023, Peoples had one available-for-sale investment security for which quoted market prices or observable market data was unavailable. Therefore, a broker estimated market value based on the price an interested buyer would be willing to pay (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services or broker in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at June 30, 2023 and December 31, 2022.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2023		December 31, 2022
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$6,561	$—	$10,354
Loans held for sale (a)	$1,587	$—	$1,254	$—
Other real estate owned	$—	$7,118	$—	$55
(a) Loans held for sale are presented gross of a valuation allowance of $138 and $105 at June 30, 2023 and at December 31, 2022, respectively.

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
Other Real Estate Owned ("OREO"): OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$148,482	$148,482	$154,022	$154,022
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	176,027	166,234	132,366	123,020
States and political subdivisions (a)	2	144,909	113,042	145,263	108,776
Residential mortgage-backed securities	2	243,807	223,955	176,215	157,998
Commercial mortgage-backed securities	2	104,675	87,870	101,861	85,354
Commercial mortgage-backed securities	3	4,748	3,408	4,748	3,361
Total held-to-maturity securities		674,166	594,509	560,453	478,509
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	31,564	31,564	26,605	26,605
Federal Reserve Bank ("FRB") stock	N/A	26,511	26,511	21,231	21,231
Banker's Bank of Kentucky ("BBKY") stock	N/A	355	355	355	355
Total other investment securities at cost		58,430	58,430	48,191	48,191
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,660	2,660	2,048	2,048
Other investment securities (c)	2	2,114	2,114	1,024	1,024
Total other investment securities		63,204	63,204	51,263	51,263
Loans and leases, net of deferred fees and costs (d)	3	5,974,596	5,715,455	4,707,150	4,516,695
Bank owned life insurance	2	138,181	138,181	105,292	105,292
Liabilities:
Deposits	2	$6,959,869	$5,972,977	$5,716,941	$4,682,491
Short-term borrowings	2	569,935	582,893	500,138	504,584
Long-term borrowings	2	123,579	126,390	101,093	101,992
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $241 at both June 30, 2023 and December 31, 2022.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2023 and at December 31, 2022, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $61.2 million and $53.2 million at June 30, 2023 and at December 31, 2022, respectively.

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
Certain financial assets and financial liabilities that are not required to be measured or reported at fair value can be subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These financial assets and financial liabilities include the following: customer relationships, the deposit base, and other information required to compute Peoples’ aggregate fair value, which are not included in the above information. Accordingly, the fair values described above are not intended to represent the aggregate fair value of Peoples.

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligations of:
U.S. Treasury and government agencies	$78,769	$232	$(3,746)	$75,255
U.S. government sponsored agencies	111,070	—	(12,746)	98,324
States and political subdivisions	280,498	77	(32,304)	248,271
Residential mortgage-backed securities	737,345	852	(102,710)	635,487
Commercial mortgage-backed securities	62,961	1	(10,132)	52,830
Bank-issued trust preferred securities	21,688	2,182	(598)	23,272
Total available-for-sale securities	$1,292,331	$3,344	$(162,236)	$1,133,439
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$158,473	$—	$(6,051)	$152,422
U.S. government sponsored agencies	101,753	18	(13,656)	88,115
States and political subdivisions	261,612	12	(35,742)	225,882
Residential mortgage-backed securities	707,025	1,017	(103,389)	604,653
Commercial mortgage-backed securities	61,091	—	(11,042)	50,049
Bank-issued trust preferred securities	10,765	57	(544)	10,278
Total available-for-sale securities	$1,300,719	$1,104	$(170,424)	$1,131,399

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Gross gains realized	$12	$14	$90	$160
Gross losses realized	(178)	(58)	(2,191)	(74)
Net (loss) gain realized	$(166)	$(44)	$(2,101)	$86
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2023
Obligations of:
U.S. Treasury and government agencies	$7,020	$164	16	$57,976	$3,582	18	$64,996	$3,746
U.S. government sponsored agencies	27,135	275	15	71,195	12,471	16	98,330	12,746
States and political subdivisions	69,362	1,031	141	162,552	31,273	123	231,914	32,304
Residential mortgage-backed securities	77,730	1,787	102	544,749	100,923	214	622,479	102,710
Commercial mortgage-backed securities	8,090	155	9	44,518	9,977	21	52,608	10,132
Bank-issued trust preferred securities	—	—	—	3,902	598	3	3,902	598
Total	$189,337	$3,412	283	$884,892	$158,824	395	$1,074,229	$162,236
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$112,730	$2,772	13	$39,692	$3,279	11	$152,422	$6,051
U.S. government sponsored agencies	15,166	249	17	66,706	13,407	18	81,872	13,656
States and political subdivisions	60,324	714	114	156,900	35,028	117	217,224	35,742
Residential mortgage-backed securities	104,959	8,087	105	488,452	95,302	139	593,411	103,389
Commercial mortgage-backed securities	1,874	129	2	48,175	10,913	21	50,049	11,042
Bank-issued trust preferred securities	4,400	100	3	3,556	444	2	7,956	544
Total	$299,453	$12,051	254	$803,481	$158,373	308	$1,102,934	$170,424
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At June 30, 2023, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2023, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2023 and December 31, 2022 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.8 million at June 30, 2023 and $7.8 million at December 31, 2022.
At June 30, 2023, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or five positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Of the five positions, three positions had a fair value of less than 90% of their book values. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities. Obligations of the U.S. treasury and government agencies, obligations of U.S. government sponsored agencies, and obligations of states and political subdivisions were issued by the U.S. Treasury Department, Federal, state or local government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. Therefore, management does not consider these to be impaired securities.
The unrealized loss with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2023 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2023. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$12,496	$51,227	$8,855	$6,191	$78,769
U.S. government sponsored agencies	10,082	60,436	32,311	8,241	111,070
States and political subdivisions	24,456	58,633	69,644	127,765	280,498
Residential mortgage-backed securities	1	3,157	58,005	676,182	737,345
Commercial mortgage-backed securities	1,634	8,428	31,690	21,209	62,961
Bank-issued trust preferred securities	—	7,175	12,671	1,842	21,688
Total available-for-sale securities	$48,669	$189,056	$213,176	$841,430	$1,292,331
Fair value
Obligations of:
U.S. Treasury and government agencies	$12,200	$47,897	$8,855	$6,303	$75,255
U.S. government sponsored agencies	9,950	54,971	27,167	6,236	98,324
States and political subdivisions	24,362	55,420	59,159	109,330	248,271
Residential mortgage-backed securities	1	2,971	52,558	579,957	635,487
Commercial mortgage-backed securities	1,622	7,695	26,547	16,966	52,830
Bank-issued trust preferred securities	—	7,517	13,913	1,842	23,272
Total available-for-sale securities	$48,135	$176,471	$188,199	$720,634	$1,133,439
Total weighted-average yield	2.71%	2.42%	2.16%	2.16%	2.22%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2023
Obligations of:
U.S. government sponsored agencies	$176,027	$—	$74	$(9,867)	$166,234
States and political subdivisions	144,909	(241)	124	(31,991)	112,801
Residential mortgage-backed securities	243,807	—	474	(20,326)	223,955
Commercial mortgage-backed securities	109,423	—	—	(18,145)	91,278
Total held-to-maturity securities	$674,166	$(241)	$672	$(80,329)	$594,268
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$132,366	$—	$130	$(9,476)	$123,020
States and political subdivisions	145,263	(241)	162	(36,408)	108,776
Residential mortgage-backed securities	176,215	—	244	(18,461)	157,998
Commercial mortgage-backed securities	106,609	—	—	(17,894)	88,715
Total held-to-maturity securities	$560,453	$(241)	$536	$(82,239)	$478,509
There were no sales of held-to-maturity securities during either of the six months ended June 30, 2023 or 2022.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored agencies investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both June 30, 2023, and December 31, 2022.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2023
Obligations of:
U.S. government sponsored agencies	$124,952	$1,612	26	31,766	8,255	10	$156,718	$9,867
States and political subdivisions	—	—	—	109,514	31,991	67	109,514	31,991
Residential mortgage-backed securities	117,092	3,598	29	83,902	16,728	26	200,994	20,326
Commercial mortgage-backed securities	19,355	860	5	71,922	17,285	33	91,277	18,145
Total	$261,399	$6,070	60	$297,104	$74,259	136	$558,503	$80,329
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$59,905	$651	17	29,306	8,825	9	$89,211	$9,476
States and political subdivisions	3,590	1,072	3	101,863	35,336	64	105,453	36,408
Residential mortgage-backed securities	71,582	2,904	21	72,862	15,557	18	144,444	18,461
Commercial mortgage-backed securities	26,869	650	8	61,846	17,244	29	88,715	17,894
Total	$161,946	$5,277	49	$265,877	$76,962	120	$427,823	$82,239
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at June 30, 2023. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.6% and 23.3% at June 30, 2023 and at December 31, 2022, respectively. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	4,627	$21,669	$67,019	$82,712	$176,027
States and political subdivisions	—	5,216	9,397	130,296	144,909
Residential mortgage-backed securities	—	772	4,558	238,477	243,807
Commercial mortgage-backed securities	5,002	9,494	31,176	63,751	109,423
Total held-to-maturity securities	$9,629	$37,151	$112,150	$515,236	$674,166
Fair value
Obligations of:
U.S. government sponsored agencies	4,559	$20,797	$66,047	$74,831	$166,234
States and political subdivisions	—	5,217	8,033	99,551	112,801
Residential mortgage-backed securities	—	747	3,896	219,312	223,955
Commercial mortgage-backed securities	4,908	8,492	27,202	50,676	91,278
Total held-to-maturity securities	$9,467	$35,253	$105,178	$444,370	$594,268
Total weighted-average yield	2.06%	1.83%	4.16%	3.36%	3.39%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2023	December 31, 2022
FHLB stock	$31,564	$26,605
FRB stock	26,511	21,231
Nonqualified deferred compensation	2,660	2,048
Equity investment securities	375	346
Other investment securities	2,469	1,379
Total other investment securities	$63,579	$51,609
During the six months ended June 30, 2023, Peoples redeemed $9.6 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $7.6 million of additional FHLB stock during the six months ended June 30, 2023, as a result of the FHLB's capital requirements on FHLB advances during the first six months.
During the three months ended June 30, 2023 and 2022, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized loss of $138,000 and an unrealized loss of $11,000, respectively. For the six months ended June 30, 2023 and 2022, Peoples recognized a unrealized loss of $117,000 and an unrealized loss of $18,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income".
At June 30, 2023, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2023	December 31, 2022

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$795,106	$779,244
Held-to-maturity	386,494	312,921
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,735	3,972
Held-to-maturity	143,137	128,870
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Construction	$418,741	$246,941
Commercial real estate, other	2,071,514	1,423,518
Commercial and industrial	1,160,310	892,634
Premium finance	162,357	159,197
Leases	377,791	345,131
Residential real estate	791,442	723,360
Home equity lines of credit	199,221	177,858
Consumer, indirect	654,371	629,426
Consumer, direct	138,019	108,363
Deposit account overdrafts	830	722
Total loans, at amortized cost	$5,974,596	$4,707,150
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $20.0 million at June 30, 2023 and $15.4 million at December 31, 2022.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$12	$—
Commercial real estate, other	8,987	15	12,121	167
Commercial and industrial	3,438	—	3,462	130
Premium finance	—	987	—	504
Leases	4,800	3,847	3,178	3,041
Residential real estate	8,393	856	9,496	917
Home equity lines of credit	841	148	820	58
Consumer, indirect	1,982	40	2,176	—
Consumer, direct	355	31	208	25
Total loans, at amortized cost	$28,796	$5,924	$31,473	$4,842
(a) There were $1.3 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2023 and $1.4 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2022.
During the first six months of 2023, nonaccrual loans declined compared to at December 31, 2022, which was primarily due to $3.1 million of commercial real estate loans being on nonaccrual status as of December 31, 2022 that were accruing as of March 31, 2023. The increase in accruing loans 90+ days past due at June 30, 2023 when compared to at December 31, 2022, was primarily due to increases of $0.5 million and $0.8 million in premium finance loans and leases, respectively.
The amount of interest income recognized on loans past due 90 days or more and accruing during the six months ended June 30, 2023 was $0.9 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2023
Construction	$—	$—	$—	$—	$418,741	$418,741
Commercial real estate, other	4,849	53	7,850	12,752	2,058,762	2,071,514
Commercial and industrial	1,710	686	3,370	5,766	1,154,544	1,160,310
Premium finance	4,257	1,438	987	6,682	155,675	162,357
Leases	4,387	3,697	8,647	16,731	361,060	377,791
Residential real estate	3,327	3,134	4,762	11,223	780,219	791,442
Home equity lines of credit	854	327	618	1,799	197,422	199,221
Consumer, indirect	4,137	695	764	5,596	648,775	654,371
Consumer, direct	446	69	259	774	137,245	138,019
Deposit account overdrafts	—	—	—	—	830	830
Total loans, at amortized cost	$23,967	$10,099	$27,257	$61,323	$5,913,273	$5,974,596
December 31, 2022
Construction	$196	$161	$9	$366	$246,575	$246,941
Commercial real estate, other	2,279	1,051	10,370	13,700	1,409,818	1,423,518
Commercial and industrial	2,522	289	3,449	6,260	886,374	892,634
Premium finance	646	816	504	1,966	157,231	159,197
Leases	6,074	1,921	6,218	14,213	330,918	345,131
Residential real estate	10,113	2,128	5,519	17,760	705,600	723,360
Home equity lines of credit	987	149	552	1,688	176,170	177,858
Consumer, indirect	5,866	1,048	921	7,835	621,591	629,426
Consumer, direct	703	70	108	881	107,482	108,363
Deposit account overdrafts	—	—	—	—	722	722
Total loans, at amortized cost	$29,386	$7,633	$27,650	$64,669	$4,642,481	$4,707,150
Delinquency trends remained stable, as 99.0% of Peoples' loan portfolio was considered “current” at June 30, 2023, compared to 98.6% at December 31, 2022.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Loans pledged to FHLB	$1,268,215	$783,843
Loans pledged to FRB	331,168	339,005
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed at least on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at June 30, 2023:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Construction
Pass	$31,510	$195,130	$138,966	$27,622	$9,839	$12,695	$—	$—	$415,762
Special mention	1,200	1,600	—	—	—	127	—	—	2,927
Substandard	—	—	—	—	—	52	—	—	52
Total	32,710	196,730	138,966	27,622	9,839	12,874	—	—	418,741
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	131,351	245,661	351,358	245,225	269,331	689,007	32,447	—	1,964,380
Special mention	—	3,996	1,977	5,550	5,274	30,879	690	48	48,366
Substandard	343	579	8,402	6,565	2,602	39,800	447	—	58,738
Doubtful	—	—	—	—	—	30	—	—	30
Total	131,694	250,236	361,737	257,340	277,207	759,716	33,584	48	2,071,514
Current period gross charge-offs	—	—	—	—	—	40			40
Commercial and industrial
Pass	95,464	202,509	231,053	99,823	83,817	152,991	209,181	999	1,074,838
Special mention	1,803	1,216	166	21,177	1,737	8,795	19,467	—	54,361
Substandard	19	2,097	5,060	8,717	2,963	7,281	4,785	143	30,922
Doubtful	—	—	—	—	—	189	—	—	189
Total	97,286	205,822	236,279	129,717	88,517	169,256	233,433	1,142	1,160,310

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	3	—	9			12
Premium finance
Pass	131,117	31,240	—	—	—	—	—	—	162,357
Total	131,117	31,240	—	—	—	—	—	—	162,357
Current period gross charge-offs	1	45	—	—	—	—			46
Leases
Pass	122,391	139,451	68,529	25,313	9,978	2,713		—	368,375
Special mention	221	1,252	1,595	145	16	30			3,259
Substandard	136	1,822	3,080	377	327	415			6,157
Total	122,748	142,525	73,204	25,835	10,321	3,158	—	—	377,791
Current period gross charge-offs	—	318	403	158	164	30			1,073
Residential real estate
Pass	36,481	95,877	146,290	60,238	49,622	394,204	—	—	782,712
Substandard	—	83	308	268	564	7,475	—	—	8,698
Loss	—	—	—	—	—	32	—	—	32
Total	36,481	95,960	146,598	60,506	50,186	401,711	—	—	791,442
Current period gross charge-offs	—	—	—	—	—	100			100
Home equity lines of credit
Pass	15,142	44,878	34,176	21,177	16,057	66,414	107	1,063	197,951
Substandard	—	—	115	22	123	985	—	—	1,245
Loss	—	13	—	—	—	12	—	—	25
Total	15,142	44,891	34,291	21,199	16,180	67,411	107	1,063	199,221
Current period gross charge-offs	—	—	—	—	—	74			74
Consumer, indirect
Pass	134,476	268,260	120,680	77,043	26,384	23,362	—	—	650,205
Substandard	385	1,189	1,033	696	267	526	—	—	4,096
Loss	8	50	3	9	—	—	—	—	70
Total	134,869	269,499	121,716	77,748	26,651	23,888	—	—	654,371
Current period gross charge-offs	105	1,002	503	170	18	72			1,870
Consumer, direct
Pass	32,644	45,594	37,407	11,369	4,580	5,707	—	—	137,301

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Substandard	20	169	123	97	97	194	—	—	700
Loss	—	—	—	—	—	18	—	—	18
Total	32,664	45,763	37,530	11,466	4,677	5,919	—	—	138,019
Current period gross charge-offs	5	73	17	69	10	8			182
Deposit account overdrafts	830	—	—	—	—	—	—	—	830
Current period gross charge-offs	490	—	—	—	—	—			490
Total loans, at amortized cost	735,541	1,282,666	1,150,321	611,433	483,578	1,443,933	267,124	2,253	5,974,596
Total current period gross charge-offs	$601	$1,438	$932	$400	$192	$333			$3,896
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
Collateral Dependent Loans
Peoples has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
•Construction loans are typically secured by owner occupied commercial real estate or non-owner occupied investment real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by office buildings and complexes, multi-family complexes, land under development, and other commercial and industrial real estate in process of construction.
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
•Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage, on residential real property.
•Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.
•Leases are secured by commercial equipment and other essential business assets.

•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial real estate, other	5,581	8,362
Commercial and industrial	460	1,456
Residential real estate	520	536
Total collateral dependent loans	$6,561	$10,354
The decrease in collateral dependent loans at June 30, 2023, compared to December 31, 2022, was primarily due to three large relationships that were paid in full during the six months ended June 30, 2023.
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

The following table displays the amortized cost of loans that were restructured during the three months and the six months ended June 30, 2023, presented by loan classification.

During the Three Months Ended June 30, 2023

(Dollars in thousands)	Term Extension	Total	Percentage of Total by Loan Category(a)(b)
Commercial real estate	$48	$48	—%
Commercial and industrial	3,319	3,319	0.29%
Total	$3,367	$3,367	0.06%

During the Six Months Ended June 30, 2023
	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(a)(b)
Construction	$—	$1,600	$—	$—	$1,600	0.38%
Commercial real estate	194	—	48	—	242	0.01%
Commercial and industrial	—	—	3,325	306	3,631	0.31%
Residential real estate	—	—	220	—	220	0.03%
Total	$194	$1,600	$3,593	$306	$5,693	0.10%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) Each with "--%" not meaningful.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during the three months and the six months ended June 30, 2023, presented by loan classification.

During the Three Months Ended June 30, 2023
	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial real estate	12	$—
Commercial and industrial	5	—

During the Six Months Ended June 30, 2023
	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial real estate	12	$—
Commercial and industrial	5	—
Residential real estate	210	8,969
Consumer, indirect	2	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following table displays the amortized cost of loans that received a completed modification or payment deferral on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through June 30, 2023 and that defaulted in the period presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that are 90 days or more past due following a modification through June 30, 2023.

For the Six Months Ended June 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Total
Consumer, indirect	$11	$11

(1) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

The following table displays an aging analysis of loans that were modified on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through June 30, 2023, presented by classification and class of financing receivable.

As of June 30, 2023
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$1,600	$1,600
Commercial real estate	—	—	—	—	242	242
Commercial and industrial	—	—	—	—	3,631	3,631
Residential real estate	—	—	—	—	220	220
Total loans modified(a)	$—	$—	$—	$—	$5,693	$5,693

(a) Represents the amortized cost basis as of period end.
Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Peoples accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See “Note 1 Summary of Significant Accounting

Policies” in Peoples' 2022 Form 10-K for more information on our TDR policy and the COVID-19 relief from TDR accounting and disclosure requirements, and “Note 1, Summary of Significant Accounting Policies” in this Form 10-Q for more information on the adoption of ASU 2022-02.
The following table summarizes the loans that were modified as TDRs during the three months and the six months ended June 30, 2022:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2022
Commercial real estate, other	2	184	184	184
Commercial and industrial	5	1,422	1,426	1,031
Residential real estate	11	438	463	457
Home equity lines of credit	2	110	110	110
Consumer, indirect	7	108	108	108
Consumer, direct	1	31	31	31
Consumer	8	139	139	139
Total	28	$2,293	$2,322	$1,921
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Six Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
June 30, 2022
Commercial real estate, other	3	287	287	284
Commercial and industrial	5	1,422	1,427	1,031
Residential real estate	26	1,333	1,378	1,367
Home equity lines of credit	4	178	178	177
Consumer, indirect	16	210	210	210
Consumer, direct	3	44	44	44
Consumer	19	254	254	254
Total	57	$3,474	$3,524	$3,113
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples uses a one-year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period.

Changes in the allowance for credit losses for the three months and the six months ended June 30, 2023 and June 30, 2022 are summarized below:

	Beginning Balance, March 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2023
Construction	$1,273	$—	$223	$—	$—	$1,496
Commercial real estate, other	16,474	280	2,968	(7)	16	19,731
Commercial and industrial	8,307	376	1,905	(11)	451	11,028
Premium finance	433	—	18	(23)	3	431
Leases	9,109	—	1,783	(604)	89	10,377
Residential real estate	6,504	254	(656)	(59)	69	6,112
Home equity lines of credit	1,717	13	1	(55)	—	1,676
Consumer, indirect	7,781	—	641	(941)	129	7,610
Consumer, direct	1,619	85	981	(78)	35	2,642
Deposit account overdrafts	86	—	232	(263)	53	108
Total	$53,303	$1,008	$8,096	$(2,041)	$845	$61,211
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

	Beginning Balance, March 31, 2022	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, June 30, 2022
Construction	$2,731	$—	$(1,200)	$—	$—	$1,531
Commercial real estate, other	21,055	(234)	(2,267)	(22)	176	18,708
Commercial and industrial	10,114	(253)	(871)	(420)	2	8,572
Premium finance	345	—	(12)	(30)	8	311
Leases	5,875	292	1,847	(493)	64	7,585
Residential real estate	6,495	12	(142)	(47)	14	6,332
Home equity lines of credit	1,894	—	(170)	(25)	—	1,699
Consumer, indirect	5,172	—	1,428	(449)	83	6,234
Consumer, direct	1,036	—	334	(60)	11	1,321
Deposit account overdrafts	51	—	355	(405)	52	53
Total	$54,768	$(183)	$(698)	$(1,951)	$410	$52,346
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2023
Construction	$1,250	$—	$255	$(9)	$—	$1,496
Commercial real estate, other	17,710	280	1,738	(40)	43	19,731
Commercial and industrial	8,229	376	1,984	(12)	451	11,028
Premium finance	344	—	121	(46)	12	431
Leases	8,495	—	2,786	(1,073)	169	10,377
Residential real estate	6,357	254	(497)	(100)	98	6,112
Home equity lines of credit	1,693	13	44	(74)	—	1,676
Consumer, indirect	7,448	—	1,824	(1,870)	208	7,610
Consumer, direct	1,575	85	1,114	(182)	50	2,642
Deposit account overdrafts	61	—	412	(490)	125	108
Total	$53,162	$1,008	$9,781	$(3,896)	$1,156	$61,211
(a) Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, June 30, 2022
Construction	$2,999	$—	$(1,468)	$—	$—	$1,531
Commercial real estate, other	29,147	(451)	(9,913)	(300)	225	18,708
Commercial and industrial	11,063	(418)	(1,196)	(883)	6	8,572
Premium finance	379	—	(32)	(44)	8	311
Leases	4,797	424	3,090	(966)	240	7,585
Residential real estate	7,233	(509)	(64)	(356)	28	6,332
Home equity lines of credit	2,005	(11)	(283)	(41)	29	1,699
Consumer, indirect	5,326	(41)	1,614	(834)	169	6,234
Consumer, direct	961	—	534	(196)	22	1,321
Deposit account overdrafts	57	—	554	(664)	106	53
Total	$63,967	$(1,006)	$(7,164)	$(4,284)	$833	$52,346

(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.s adopted ASU 2016-13 - Financial Instruments
(c)
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments
During the second quarter of 2023, Peoples recorded a total provision for credit losses for loans of $8.0 million, largely attributable to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. Net charge-offs for the second quarter of 2023 were $1.2 million, primarily due to net charge-offs of indirect consumer loans of $0.8 million.
During the second quarter of 2022, Peoples recorded a recovery of credit losses of $0.7 million driven by a reduction in allowance for individually analyzed loans, as well as changes in loss drivers used in the CECL model. Leases designated as purchased-credit deteriorated ("PCD") acquired from Vantage increased the allowance for credit losses by $292,000. Net charge-offs for the second quarter of 2022 were $1.5 million, and included charge-offs of three leases aggregating $0.5 million.
Peoples had recorded an allowance for unfunded commitments of $2.0 million as of both June 30, 2023 and December 31, 2022. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Goodwill, beginning of year	$292,397	$264,193
Goodwill recorded from acquisitions	64,000	28,204
Goodwill, end of period	$356,397	$292,397
As of the close of business on April 30, 2023, Peoples completed its merger with Limestone Bancorp, Inc. ("Limestone") pursuant to an Agreement and Plan of Merger dated October 24, 2022, at which point Limestone merged with and into Peoples (the "Limestone Merger"), and Limestone Bank, Inc., the subsidiary bank of Limestone, merged immediately thereafter with and into Peoples' wholly-owned subsidiary, Peoples Bank. Peoples preliminarily recorded goodwill from the Limestone Merger as of June 30, 2023 totaling $63.4 million.
On January 3, 2023, Peoples acquired a trust and investment business, for which Peoples initially recognized $200,000 in goodwill. A further adjustment of $381,000 was recognized on May 31, 2023. The goodwill recorded from this acquisition totaled $581,000 as of June 30, 2023.
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage pursuant to an Equity Purchase Agreement, dated February 16, 2022, at which point Vantage became a legal subsidiary of Peoples Bank. During 2022, Peoples recorded $27.2 million of goodwill related to this acquisition, which was offset partially by an adjustment of $1.3 million to the goodwill balance related to the merger (the "Premier Merger") of Peoples with Premier Financial Bancorp, Inc. (“Premier”) on September 17, 2021.
Other Intangible Assets
Other intangible assets were comprised of the following at June 30, 2023, and at December 31, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
June 30, 2023
Gross intangibles	$26,464	$39,241	$2,491	$68,196
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(22,226)	(18,522)	—	(40,748)
Total acquisition-related intangibles	$31,960	$20,719	$2,491	$55,170
Servicing rights				1,605
Total other intangibles				$56,775
December 31, 2022
Gross intangibles	$26,464	$25,173	$1,274	$52,911
Intangibles recorded from acquisitions	—	14,067	1,217	15,284
Accumulated amortization	(20,667)	(15,412)	—	(36,079)
Total acquisition-related intangibles	$5,797	$23,828	$2,491	$32,116
Servicing rights				1,816
Total other intangibles				$33,932

As of the close of business on April 30, 2023, Peoples preliminarily recorded $27.7 million of core deposit intangibles related to the merger with Limestone. Refer to "Note 13 Acquisitions" for additional information.
Other intangible assets recorded in 2022 were $10.8 million of customer relationship intangible assets, $1.2 million of non-compete intangible assets, and $1.2 million of indefinite-lived trade name intangible assets related to the Vantage acquisition. Peoples also recorded $2.0 million of customer relationship intangible assets and $0.1 million of non-compete intangible assets related to the acquisition of Elite Agency, Inc. ("Elite"). Refer to "Note 13 Acquisitions" for additional information.
The following table details estimated aggregate future amortization of other intangible assets at June 30, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
Remaining six months of 2023	$3,418	$3,151	$6,569
2024	5,881	5,325	11,206
2025	4,614	4,255	8,869
2026	3,738	3,114	6,852
2027	3,046	2,289	5,335
Thereafter	11,263	2,585	13,848
Total	$31,960	$20,719	$52,679
The weighted average amortization period of other intangible assets is 9.2 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Retail certificates of deposits ("CDs"):
$100 or more	$527,846	$263,341
Less than $100	422,937	266,895
Retail CDs	950,783	530,236
Interest-bearing deposit accounts	1,225,646	1,160,182
Savings accounts	1,116,622	1,068,547
Money market deposit accounts	718,633	617,029
Governmental deposit accounts	705,596	625,965
Brokered CDs	559,955	125,580
Total interest-bearing deposits	5,277,235	4,127,539
Non-interest-bearing deposits	$1,682,634	1,589,402
Total deposits	$6,959,869	$5,716,941

Uninsured deposits were $2.0 billion and $1.6 billion at June 30, 2023 and at December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of the respective customer account balances that met or exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $749.9 million of the uninsured deposit balances at June 30, 2023.

Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	June 30, 2023	December 31, 2022
3 months or less	$20,277	$19,282
Over 3 to 6 months	65,178	14,871
Over 6 to 12 months	50,677	14,383
Over 12 months	35,942	52,216
Total	$172,074	$100,752
The contractual maturities of CDs for each of the next five years, including the remainder of 2023, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2023	$371,553	$559,955	$931,508
Year ending December 31, 2024	477,235	—	477,235
Year ending December 31, 2025	46,023	—	46,023
Year ending December 31, 2026	20,815	—	20,815
Year ending December 31, 2027	27,816	—	27,816
Thereafter	7,341	—	7,341
Total CDs	$950,783	$559,955	$1,510,738
At June 30, 2023, Peoples had twelve effective interest rate swaps, with an aggregate notional value of $115.0 million, of which $115.0 million were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2023:

	Common Shares	Treasury Stock
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Release of restricted common shares	—	28,863
Cancellation of restricted common shares	—	10,525
Grant of restricted common shares	—	(236,097)
Grant of unrestricted common shares	—	(1,300)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	10,470
Disbursed out of treasury stock	—	(4,368)
Common shares issued under dividend reinvestment plan	25,487	—
Common shares issued under compensation plan for Boards of Directors	—	(10,367)
Common shares issued under employee stock purchase plan	—	(25,548)
Issuance of common shares related to the Limestone Merger	6,827,668	—
Shares at June 30, 2023	36,711,075	1,415,639
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At June 30, 2023, Peoples had repurchased 263,183 common shares totaling $7.4 million under the share repurchase program. There were no common shares repurchased during the first six months of 2023.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples' Board of Directors. At June 30, 2023, Peoples had no preferred shares issued or outstanding.
On July 24, 2023, Peoples' Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable on August 21, 2023, to shareholders of record on August 7, 2023. The following table details the cash dividends declared per common share during the first three quarters of 2023 and the comparable periods of 2022:

	2023	2022
First quarter	$0.38	$0.36
Second quarter	0.39	0.38
Third quarter	0.39	0.38
Total dividends declared	$1.16	$1.12
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the six months ended June 30, 2023:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	1,606	—	—	1,606
Other comprehensive income (loss), net of reclassifications and tax	6,835	7	(232)	6,610
Balance, June 30, 2023	$(121,455)	$(1,626)	$4,161	$(118,920)
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

The expected long-term rate of return on plan assets, which was determined as of January 1, 2023, is 7.0%. The following table details the components of the net periodic cost for the noncontributory defined benefit pension plan described above, which is included in salaries and employee benefit costs on the Unaudited Consolidated Statements of Operations:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest cost	$94	$66	$182	$132
Expected return on plan assets	(164)	(168)	(330)	(336)
Amortization of net loss	8	20	10	40
Net periodic loss	$(62)	$(82)	$(138)	$(164)
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
Peoples did not record a settlement gain or loss during the six months ended June 30, 2023 or the six months ended June 30, 2022 under the noncontributory defined benefit pension plan.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2023	2022	2023	2022
Net income available to common shareholders	$21,096	$24,888	$47,656	$48,465
Less: Dividends paid on unvested common shares	144	102	246	150
Less: Undistributed income allocated to unvested common shares	13	19	45	40
Net earnings allocated to common shareholders	$20,939	$24,767	$47,365	$48,275

Weighted-average common shares outstanding	32,526,962	27,919,133	30,222,165	27,962,405
Effect of potentially dilutive common shares	123,014	142,603	92,339	78,740
Total weighted-average diluted common shares outstanding	32,649,976	28,061,736	30,314,504	28,041,145

Earnings per common share:
Basic	$0.64	$0.89	$1.57	$1.73
Diluted	$0.64	$0.88	$1.56	$1.72
Anti-dilutive common shares excluded from calculation:
Restricted common shares	171,843	188,468	152,741	906
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2023, Peoples had entered into twelve interest rate swap contracts with an aggregate notional value of $115.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month LIBOR rate through June 30, 2023, after which point three-month LIBOR shall cease publication, and Peoples will pay a fixed rate equal to term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the interest rate swaps. At June 30, 2023 and at December 31, 2022, the interest rate swaps were designated as cash flow hedges of $115.0 million and $125.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the three-month LIBOR floating portion (or the SOFR term rate beyond June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended June 30, 2023, and 2022, Peoples recorded reclassifications of gains to earnings of $0.1 million and reclassifications of losses to earnings of $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, Peoples recorded reclassifications of losses to earnings of 130,000 and $1.0 million, respectively. During the next twelve months, Peoples estimates that $1.3 million of AOCI will be reclassified as a reduction to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Notional amount	$115,000	$125,000
Weighted average pay rates	2.29%	2.26%
Weighted average receive rates	4.92%	4.44%
Weighted average maturity	2.3 years	2.6 years
Pre-tax changes in fair value included in AOCI	$5,443	$5,727

The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount of losses (gains) recorded in AOCI, pre-tax	$(1,073)	$(2,104)	$283	$(7,560)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$115,000	$5,314	$125,000	$5,594
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months and the six months ended June 30, 2023 and as of or for the year ended December 31, 2022.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$361,597	$25,588	$390,126	$28,529
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$361,597	$25,588	$390,126	$28,529
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At June 30, 2023 and at December 31, 2022, Peoples had no cash pledged, while counterparties had $19.4 million of cash pledged at June 30, 2023 and $20.9 million of cash pledged at December 31, 2022. Peoples had no pledged investment securities at June 30, 2023 or at December 31, 2022, while the counterparties had pledged investment securities in the amounts of $2.3 million at June 30, 2023 and $2.5 million at December 31, 2022.
Note 11 Stock-Based Compensation

Under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,493,297. The maximum number of common shares that can be issued for incentive stock options is 750,000 common shares. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available. If no treasury shares are available, common shares are issued from authorized but unissued common shares.

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2023, Peoples granted an aggregate of 188,372 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2023:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Oustanding at January 1, 2023	138,522	$27.25	295,875	$32.20
Awarded	47,725	26.49	188,372	30.30
Released	(14,356)	30.76	(70,458)	32.91
Forfeited	(4,064)	31.98	(6,461)	31.16
Outstanding at June 30, 2023	167,827	$26.62	407,328	$31.21
For the six months ended June 30, 2023, intrinsic value for restricted common shares released was $2.5 million compared to $3.5 million for the six months ended June 30, 2022.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Employee stock-based compensation expense:
Stock grant expense	$1,009	$576	$3,159	$2,153
Employee stock purchase plan expense	34	24	73	52
Total employee stock-based compensation expense	1,043	600	$3,232	$2,205
Non-employee director stock-based compensation expense	135	127	$271	$251
Total stock-based compensation expense	1,178	727	$3,503	$2,456
Recognized tax benefit	(278)	(166)	(825)	(560)
Net stock-based compensation expense	$900	$561	$2,678	$1,896
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $6.8 million at June 30, 2023, which will be recognized over a weighted-average period of 2.7 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Insurance income:
Commission and fees from sale of insurance policies (a)	$3,895	$3,544	$7,711	$6,587
Fees related to third-party administration services (a)	74	92	156	163

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Performance-based commissions (b)	35	10	1,562	1,356
Trust and investment income:
Fiduciary income (a)	2,747	1,999	5,204	3,964
Brokerage income (a)	1,667	2,247	3,294	4,558
Electronic banking income:
Interchange income (a)	5,036	4,302	9,217	8,415
Promotional and usage income (a)	1,430	1,117	2,692	2,257
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,623	1,307	3,084	2,618
Transaction-based fees (b)	2,530	2,251	4,592	4,366
Commercial loan swap fees (b)	118	270	118	438
Other non-interest income transaction-based fees (b)	378	315	808	572
Total revenue from contracts with customers	$19,533	$17,454	$38,438	$35,294
Timing of revenue recognition:
Services transferred over time	$16,472	$14,608	$31,358	$28,562
Services transferred at a point in time	3,061	2,846	7,080	6,732
Total revenue from contracts with customers	$19,533	$17,454	$38,438	$35,294
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
The following table details the changes in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2023:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2023	$1,294	$5,634
Additional income receivable	82	—
Additional deferred income	—	490
Recognition of income previously deferred	—	(72)
Balance, June 30, 2023	$1,376	$6,052
Note 13 Acquisitions

Limestone Bancorp, Inc.

As of the close of business on April 30, 2023, Peoples completed the Limestone Merger and immediately after the Limestone Merger, Limestone Bank, Inc., which operated 20 branches in Kentucky, merged into Peoples Bank. As consideration, Limestone shareholders were paid 0.90 common shares of Peoples for each full share of Limestone that was owned at the merger date, resulting in the issuance of 6,827,668 common shares by Peoples, or aggregate consideration of $177.9 million. Peoples accounted for this transaction as a business combination under the acquisition method.

Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $10.8 million and $11.2 million in non-interest expense for the second quarter and the six months ended June 30, 2023, respectively. For the second quarter of 2023, the $10.8 million of non-interest expense consisted of $5.2 million in salaries and employee benefit costs, $4.8 million in professional fees, $0.5 million in insurance expense, and $0.3 million in various other non-interest expense line items. For the six months ended June 30, 2023, the $11.2 million of non-interest expense consisted of $5.2 million in salaries and employee benefit costs, $5.1 million in professional fees, $0.5 million in insurance expense, $0.4 million in various other non-interest expense line items.
Peoples recorded the fair value based on initial valuations available at the close of business on April 30, 2023. Due to the timing of the transaction closing date and this Form 10-Q, these estimated fair values were considered preliminary as of June 30, 2023, and are subject to adjustment for up to one year after April 30, 2023. Valuations subject to change include, but are not limited to, loans, bank premises, core deposit intangibles (included in other intangible assets), certain deposits, other long-term borrowings, deferred tax assets and liabilities, and certain other assets and other liabilities.
The following table provides the preliminary purchase price calculation as of the date of the Limestone Merger, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Fair Value
Total purchase price	$177,931
Assets
Cash and balances due from banks	5,260
Interest-bearing deposits in other banks	87,115
Total cash and cash equivalents	92,375
Available-for-sale investment securities, at fair value	166,944
Other investment securities	5,716
Total investment securities	172,660
Loans	1,079,253
Allowance for credit losses (on PCD loans)	(1,008)
Net loans	1,078,245
Bank premises and equipment, net of accumulated depreciation	17,690
Bank owned life insurance	31,343
Other intangible assets	27,722
Other assets	35,372
Total assets	1,455,407
Liabilities
Deposits:
Non-interest-bearing	262,727
Interest-bearing	971,457
Total deposits	1,234,184
Short-term borrowings	60,000
Long-term borrowings	33,744
Accrued expenses and other liabilities	12,967
Total liabilities	1,340,895
Net assets	114,512
Goodwill	$63,419

The goodwill recorded in connection with the Limestone Merger is related to expected synergies to be gained from the combination of Limestone with Peoples' operations. The employees retained from the Limestone Merger and the geographic locations of Limestone should allow Peoples to continue to grow the loan and deposit portfolios while also increasing Peoples' ability to penetrate the new markets, which should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill. Peoples recorded a core deposit asset in other intangible assets related to the Limestone Merger.

Loans acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes loans as to which Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" loans. Acquired purchased credit deteriorated loans are reported net of the unamortized fair value adjustment. These loans are recorded at the purchase price, and an allowance for credit losses is determined based upon discrete credit marks, along with discounted cash flow models based upon similar pools of loans, using a similar methodology as for other loans. The following table details the fair value adjustment for acquired purchased credit deteriorated loans as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
Purchased credit deteriorated loans
Commercial real estate, other	14,151	(280)	(748)	13,123
Commercial and industrial	14,871	(376)	(616)	13,879
Residential real estate	6,699	(254)	(958)	5,487
Home equity lines of credit	472	(13)	5	464
Consumer	1,001	(85)	78	994
Fair value	$37,194	$(1,008)	$(2,239)	$33,947
Peoples' operating results for the three months and the six months ended June 30, 2023 include the operating results of the acquired assets and assumed liabilities of Limestone subsequent to the Limestone Merger. Due to the timing of the acquisition close and the conversion of Limestone systems, as well as other streamlining and integration of the operating activities into those of Peoples, historical reporting for the former Limestone operations is impracticable and the disclosures of revenue from the assets acquired and income before income taxes is impracticable for the period subsequent to the acquisition. The following table presents unaudited pro forma information as if the Limestone Merger had occurred on January 1, 2022. The pro forma adjustments include any changes in interest income due to the accretion of discounts, or amortization of premiums, associated with the fair value adjustments to acquired loans, interest-bearing deposits, long-term borrowings and customer deposit intangibles that would have resulted had the assets and liabilities been acquired as of January 1, 2022. The pro forma information excludes Peoples' acquisition-related expenses as described above as well as a provision of credit losses of $9.4 million recorded to establish an allowance for credit losses for non-purchased credit deteriorated loans relating to the acquired loans. The pro forma reflects the adoption of CECL by Limestone as of January 1, 2023. The pro forma information does not necessarily reflect the results of operations that would have occurred had Peoples acquired Limestone on January 1, 2022. Additionally, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma For
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income	$89,455	$76,536	$177,851	$145,500
Non-interest income	19,432	21,642	40,552	43,930
Net income	34,376	30,498	67,069	59,348

Vantage Financial, LLC
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage's lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Under the terms of the acquisition agreement, Peoples Bank paid cash consideration of $54.0 million, and also repaid $28.9 million in recourse debt on behalf of Vantage, for total consideration of $82.9 million. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide-array of industries.
Peoples recorded acquisition-related expenses during the six months ended June 30, 2023 of $46,000 in professional fees related to the Vantage acquisition. Peoples recorded acquisition-related expenses during the first six months of 2022 of $1.5 million related to the Vantage acquisition, which included $1.1 million in professional fees.
The following table provides the final purchase price calculation as of the date of the acquisition of Vantage, and the assets acquired and liabilities assumed at their estimated fair values.

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
Lessor Arrangements
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment in the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required principal or interest payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, a lease is typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses.
Peoples began originating leases with the acquisition of leases from NSL in the second quarter of 2021, and expanded its lease portfolio with the acquisition of Vantage in the first quarter of 2022. The leases acquired from NSL were determined to be sales-type leases, as the premise for these leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. The leases acquired through Vantage were determined to be either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Lease income noted in the table below includes gain on the early termination of leases, syndicated leases, and other fees. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and fees on leases (a)	$10,275	$10,541	$19,918	$16,643
Lease income	1,719	431	2,796	1,206
Total lease income	$11,994	$10,972	$22,714	$17,849
(a)Included in "Interest and fees on loans and leases" in the Unaudited Consolidated Statements of Operations. For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Lease payments receivable, at amortized cost	$411,627	$367,681
Estimated residual values	36,465	35,045
Initial direct costs	5,246	4,233
Deferred revenue	(75,547)	(61,828)
Net investment in leases	377,791	345,131
Allowance for credit losses - leases	(10,377)	(8,495)
Net investment in leases, after allowance for credit losses	$367,414	$336,636
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2023	$50,716
Year ending December 31, 2024	92,833
Year ending December 31, 2025	106,500
Year ending December 31, 2026	75,794
Year ending December 31, 2027	51,144
Thereafter	34,640
Lease payments receivable, at amortized cost	$411,627
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At June 30, 2023, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.

The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$766	$660	1,461	1,263
Short-term lease expense	322	179	417	347
Total lease expense	$1,088	$839	$1,878	$1,610
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022
ROU assets:
Other assets	$14,689	$6,825
Lease liabilities:
Accrued expenses and other liabilities	$15,412	$7,551
Other information:
Weighted-average remaining lease term	9.5 years	8.8 years
Weighted-average discount rate	3.19%	2.70%
During the three months ended June 30, 2023 and 2022, Peoples paid cash of $0.7 million and $0.7 million, respectively, for operating leases. During the six months ended June 30, 2023 and 2022, Peoples paid cash of $1.4 million and $1.2 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2023	$1,714
Year ending December 31, 2024	2,480
Year ending December 31, 2025	1,873
Year ending December 31, 2026	1,626
Year ending December 31, 2027	1,472
Thereafter	6,507
Total undiscounted lease payments	$15,672
Imputed interest	$(260)
Total lease liabilities	$15,412

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months and the six months ended June 30, 2023 and June 30, 2022. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(1)ongoing increasing interest rate policies, changes in the interest rate environment due to economic conditions and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(2)the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the ongoing increasing interest rate policies of the Federal Reserve Board, the completion and successful integration of planned acquisitions, including the recently-completed acquisition of Vantage and the Limestone Merger, and the expansion of commercial and consumer lending activities;
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
(6)potential adverse impacts as a result of the Inflation Reduction Act of 2022, which may negatively impact Peoples' operations and financial results;
(7)the effects of easing restrictions on participants in the financial services industry;
(8)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, ineffective management of the U.S. federal budget or debt, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners) and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(15)the replacement of the LIBOR with other reference rates which may result in increased expenses and litigation, and adversely impact the effectiveness of hedging strategies;
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
(20)the impact of larger or similar-sized financial institutions encountering problems, such as the recent closures of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity, including potential increased regulatory requirements, and increased reputational risk and potential impacts to macroeconomic conditions;
(21)Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(22)any misappropriation of the confidential information which Peoples possesses could have an adverse impact on Peoples' business and could result in regulatory actions, litigation and other adverse effects;
(23)Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(24)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and Peoples' subsidiaries are highly dependent;
(25)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;
(26)the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(27)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, misappropriation or violence;
(28)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts;
(29)the potential further deterioration of the U.S. economy due to financial, political or other shocks;
(30)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
(31)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(32)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(33)Peoples' ability to integrate the Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(34)the risk that expected revenue synergies and cost savings from the Limestone Merger, may not be fully realized or realized within the expected time frame;
(35)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(36)the vulnerability of Peoples' network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(37)Peoples' business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(38)the effect of a fall in stock market prices on the asset and wealth management business;
(39)in light of the recent bank failures, Peoples' continued ability to grow deposits or maintain adequate deposit levels may be adversely impacted, and Peoples may experience an unexpected outflow of uninsured deposits, which may require Peoples to sell investment securities at a loss; and
(40)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2022 Form 10-K, under the heading "Item 1A. RISK FACTORS" in Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes to the Consolidated Financial Statements, contained in Peoples’ 2022 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, ATMs, mobile banking and telephone and internet-based banking, including through its Limestone division. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of June 30, 2023, Peoples had 150 locations, including 129 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB") which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at June 30, 2023, which have been disclosed in Peoples' 2022 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2022 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at $177.9 million. The Limestone Merger closed as of the close of business on April 30, 2023. Peoples acquired Limestone's loan portfolio totaling $1.1 billion, $1.2 billion of deposits, $172.7 million of total investment securities, an aggregate of $93.7 million of short-term and long term borrowings, and $92.4 million of total cash and cash equivalents. Peoples also recorded goodwill in the amount of $63.4 million and other intangible assets of $27.7 million, which consisted of core deposit intangibles.
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of Elite, an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite, pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $4.4 million. Peoples recognized intangible assets of $2.1 million, primarily comprised of a customer relationship intangible.
◦During the second quarter of 2023, Peoples recorded a provision for credit losses of $8.0 million, compared to a provision for credit losses of $1.9 million in the linked quarter and a recovery of credit losses of $0.8 million in the second quarter of 2022. The provision for credit losses in the second quarter of 2023 was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses in the linked quarter was largely attributable to a deterioration of macro-economic conditions and charge-offs, partially offset by a reduction in reserves for individually analyzed loans. The recovery of credit losses in the second quarter of 2022 was primarily due to an improvement in economic factors and loss drivers within the CECL model. For the first half of 2023, Peoples recorded a provision for credit losses of $9.8 million, compared to a recovery of credit losses of $7.6 million for 2022. The provision for credit losses during the first six months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. The recovery of credit losses during the first six months of 2022 was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for (Recovery of) Credit Losses" found later in this discussion.
◦During the second quarter of 2023, Peoples incurred $10.7 million of acquisition-related expenses, compared to $0.6 million in the first quarter of 2023 and $0.6 million in the second quarter of 2022. For the first six months of 2023, Peoples incurred $11.3 million of acquisition-related expenses compared to $2.0 million for 2022.The acquisition-related expenses in 2023 were primarily related to the Limestone Merger, while the acquisition-related expenses in 2022 were primarily related to the Vantage acquisition.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, to 2.25% to 2.50% on July 27, 2022, to 3.00% to 3.25% on September 21, 2022, to 3.75% to 4.00% on November 2, 2022, to 4.25% to 4.50% on December 14, 2022, to 4.50% to 4.75% on February 1, 2023, to 4.75% to 5.00% on March 22, 2023, 5.00% to 5.25% on May 3, 2023 and has stated it may continue to raise rates throughout 2023.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $21.1 million for the second quarter of 2023, representing earnings per diluted common share of $0.64. In comparison, Peoples reported net income of $26.6 million, representing earnings per diluted common share of $0.94, for the first quarter of 2023, and net income of $24.9 million, representing earnings per diluted common share of $0.88, for the second quarter of 2022. For the six months ended June 30, 2023, Peoples recorded net income of $47.7 million, or $1.56 per diluted common share, compared to $48.5 million, or $1.72 per diluted common share, for the six months ended June 30, 2022. Non-core items, and the related tax effect of each, in net income primarily included acquisition-related expenses. Non-core items negatively impacted earnings per diluted common share by $0.28 for the second quarter of 2023, $0.07 for the first quarter of 2023, and $0.02 for the second quarter of 2022. Non-core items negatively impacted earnings per diluted share by $0.37 and $0.06 for the six months ended June 30, 2023 and 2022, respectively.

Net interest income was $84.9 million for the second quarter of 2023, an increase of $12.0 million, or 16%, compared to the linked quarter. The increase in net interest income was primarily due to net interest income provided by Limestone following the Limestone Merger and increases in market interest rates. Net interest margin was 4.54% for the second quarter of 2023, compared to 4.53% for the linked quarter. The increase in net interest margin was primarily driven by the accretion on the acquired Limestone portfolio as well as increases in market interest rates. Also impacting the increases in net interest income and net interest margin were 43 basis points of improvement in loan yields due to recent increases in market interest rates and a shift in the composition of the loan portfolio into higher-yielding leases, and 29 basis points of improvement in investment yields when compared to the linked quarter due to sales of lower-yielding investment securities and securities acquired in the Limestone Merger. Partially offsetting this benefit was a shift in the composition of funding sources combined with an increase in market interest rates for deposits and other funding sources. Net interest income for the second quarter of 2023 increased $23.4 million, or 38%, compared to the second quarter of 2022. Net interest margin for the second quarter of 2023 increased 70 basis points compared to 3.84% for the second quarter of 2022. The increase in net interest income compared to the second quarter of 2022 was driven by increases in market interest rates, the Limestone Merger, and organic growth. For the first six months of 2023, net interest income increased $42.0 million, or 36%, compared to the first six months of 2022, while net interest margin increased 90 basis points to 4.53%. The increase in net interest income was driven by increases in market interest rates and the additional net interest income from the Limestone Merger. Partially offsetting this benefit was a shift in the composition of funding sources combined with an increase in market interest rates for deposits and other funding sources.
Accretion income, net of amortization expense, from acquisitions was $4.5 million for the second quarter of 2023, $2.0 million for the first quarter of 2023 and $3.9 million for the second quarter of 2022, which added 24 basis points, 13 basis points and 25 basis points, respectively, to net interest margin. The increases in accretion income for the second quarter of 2023 when compared to the linked quarter and the second quarter of 2022 were driven by accretion from the Limestone Merger. Accretion income, net of amortization expense, from acquisitions was $6.5 million for the six months ended June 30, 2023, compared to $6.7 million for the six months ended June 30, 2022, which added 18 and 21 basis points, respectively, to net interest margin. The decrease in accretion income for the first six months of 2023 compared to the same period in 2022 was due to more accretion in 2022 from the acquisitions of Vantage and NSL and the Premier Merger, as compared to accretion primarily from the Limestone Merger.
The provision for credit losses was $8.0 million for the second quarter of 2023, compared to a provision for credit losses of $1.9 million for the linked quarter and a recovery of credit losses of $0.8 million for the second quarter of 2022. The provision for credit losses in the second quarter of 2023 was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses in the linked quarter was largely attributable to a deterioration of macro-economic conditions and charge-offs, partially offset by a reduction in reserves for individually analyzed loans. The recovery of credit losses in the second quarter of 2022 was primarily due to an improvement in economic factors and loss drivers within the CECL model. Net charge-offs for the second quarter of 2023 were $1.2 million, or 0.09% of average total loans annualized, compared to net charge-offs of $1.5 million, or 0.13% of average total loans annualized, for the linked quarter and net charge-offs of $1.5 million, or 0.14% of average total loans annualized, for the second quarter of 2022. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses during the first six months of 2023 was $9.8 million, compared to a recovery of credit losses of $7.6 million for the first six months of 2022. The provision for credit losses during the first six months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. The recovery of credit losses during the first six months of 2022 was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods. Net charge-offs for the first six months of 2023 were $2.7 million, or 0.11% of average total loans annualized, compared to net charge-offs of $3.5 million, or 0.15% annualized, for the first six months of 2022. For additional information on credit trends and the allowance for credit losses, see the "Asset Quality" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the second quarter of 2023 was $1.8 million, compared to a net loss of $2.2 million for the linked quarter, and a net loss of $196,000 for the second quarter of 2022. The net loss in the second quarter of 2023 was primarily driven by a $1.6 million write-down of an OREO property due to a potential sale of the property. The net loss for the linked quarter was primarily due to the $2.0 million pre-tax net loss on the sale of the available-for-sale investment securities mentioned above. The net loss realized during the first six months of 2023 was $4.0 million, compared to $193,000 for the first six months of 2022. The net loss for the first six months of 2023 was primarily driven by the $2.0 million pre-tax net loss on the sale of the available-for-sale investment securities mentioned above and the $1.6 million write-down of the OREO property mentioned above. The net loss recognized in the first six months of 2022 was primarily driven by an adjustment to the gain on sale of loans recognized in the fourth quarter of 2021 due to a measurement period adjustment to the acquisition-date fair value of Premier loans acquired that were subsequently sold.

Total non-interest income, excluding net gains and losses, for the second quarter of 2023 increased $1.6 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was due to a $1.0 million increase in electronic banking income and a $0.6 million increase in deposit account service charge income, mostly due to the additional customers brought in from the Limestone Merger, and a $0.6 million increase lease income, primarily from residual sales and month-to-month lease income. Compared to the second quarter of 2022, non-interest income, excluding net gains and losses, increased $3.3 million, primarily due to a $1.0 million increase in electronic banking income and a $0.6 million increase in deposit account service charge income, mostly due to the additional customers brought in from Limestone Merger, and a $1.3 million increase in lease income, primarily from residual sales and month-to-month lease income.
For the first six months of 2023, total non-interest income, excluding gains and losses, increased $4.5 million, or 11%, compared to the first six months of 2022. The increase was driven by growth of (i) $1.6 million in lease income, primarily due to lease fee income from Vantage, (ii) a $1.2 million increase in electronic banking income, primarily due to the Limestone Merger and (iii) a $1.1 million increase in insurance income due to growth in the commercial insurance line.
Total non-interest expense for the second quarter and the six months ended June 30, 2023 were primarily impacted by the Limestone Merger, which added $10.7 million and $11.3 million of acquisition-related non-interest expenses across various line-items within non-interest expense. Total non-interest expense increased $14.1 million, or 25%, for the three months ended June 30, 2023, compared to the linked quarter. The increase in total non-interest expense for the second quarter of 2023 was attributable to increases of $5.1 million and $4.5 million in acquisition-related salaries and employee benefit costs and professional fees, respectively, due to the Limestone Merger. Excluding acquisition-related expenses, total non-interest expense increased $4.0 million, primarily due to increases of (i) $0.9 million in the amortization of other intangible assets, (ii) $0.9 million in salaries and employee benefit costs, both driven by the Limestone Merger, and (iii) $0.7 million in FDIC insurance expense. Compared to the second quarter of 2022, total non-interest expense for the second quarter of 2023 increased $20.7 million, or 42%, primarily due to an increase of $10.1 million in acquisition-related expenses. Excluding acquisition-related expenses, non-interest expenses increased $10.6 million, primarily due to a $5.1 million increase in salaries and employee benefit costs due to additional employees added in the Limestone Merger, and a $1.9 million increase in data processing and software expense due to recent growth, including through acquisitions.
For the six months ended June 30, 2023, total non-interest expense increased $25.6 million, or 25.2%, compared to the first six months of 2022, primarily due to an increase of $9.3 million in acquisition-related expenses. Excluding acquisition-related expenses, non-interest expenses increased $16.3 million. This variance was driven by increases of $9.6 million and $3.6 million in salaries and employee benefit costs and data processing and software expense, respectively, due to recent growth, partially offset by a $2.4 million decrease in electronic banking expense driven by reduced costs for Peoples' online banking platform, as well as a reclassification of those costs relative to the prior period.
The efficiency ratio for the second quarter of 2023 was 62.7%, compared to 57.8% for the linked quarter, and 58.8% for the second quarter of 2022. The increases in the efficiency ratio compared to the linked quarter and prior year quarter were primarily due to the increases in non-interest expenses, primarily from the Limestone Merger, which were partially offset by higher net interest income due to increases in the market interest rates and additional customers from Limestone. The efficiency ratio, adjusted for non-core items, was 53.3% for the second quarter of 2023, compared to 57.2% for the linked quarter and 58.0% for the second quarter of 2022. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $6.2 million with an effective tax rate of 22.6% for the second quarter of 2023, compared to income tax expense of $7.0 million with an effective tax rate of 21.0% for the linked quarter, and income tax expense of $6.8 million with an effective tax rate of 21.6% for the second quarter of 2022. Income tax expense for the second quarter of 2023 compared to the linked quarter and the second quarter of 2022, decreased due to less net income before income taxes. The effective rate increase for the second quarter of 2022 was primarily due to the Limestone Merger. Peoples recorded income tax expense of $13.2 million with an effective tax rate of 21.7% in the first six months of 2023 and $12.8 million with an effective tax rate of 20.9% in the first six months of 2022. The increase was driven by higher pre-tax income.
At June 30, 2023, total assets were $8.79 billion, compared to $7.31 billion at March 31, 2023, $7.21 billion at December 31, 2022 and $7.28 billion at June 30, 2022. Total assets at June 30, 2023 increased compared to all prior periods due to $1.51 billion of assets, primarily loans, acquired in the Limestone Merger. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance at June 30, 2023 increased $146.4 million, compared to at March 31, 2023 or 12% annualized, primarily due to increases of (i) $71.3 million in construction loans, (ii) $25.3 million in commercial and industrial loans, (iii) $23.1 million in leases and (iv) $22.9 million in other commercial real estate loans. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance at June 30, 2023 increased $199.0 million, or 9% annualized, compared to at December 31, 2022 driven by increases of $80.4 million, $56.6 million, $32.7 million, $24.9 million and $23.8 million in other commercial real estate loans, construction loans, leases, indirect consumer loans and commercial and industrial loans, respectively. These increases were partially offset by a decrease of $16.3 million in consumer residential real estate loans. The increase from December 31, 2022 was also impacted by an increase in held-to-maturity investment securities as management underwent an initiative during the first quarter of 2023 to sell lower yielding available-for-sale investment securities whose proceeds were used to pay down higher cost funding. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balance at June 30, 2023 increased $330.2 million, or 7% annualized, compared to at June 30, 2022 primarily due to increases of $101.0 million, $91.3 million, $63.3 million, $58.0 million and $43.9 million in construction loans, indirect consumer loans, leases, commercial and industrial loans and other commercial real estate loans, respectively. These increases were partially offset by a reduction of $36.0 million in consumer residential real estate loans.
Total liabilities were $7.79 billion at June 30, 2023, up from $6.49 billion at March 31, 2023, $6.42 billion at December 31, 2022 and $6.49 billion at June 30, 2022. The increases in total liabilities were primarily due to $1.14 billion of liabilities, primarily deposits, acquired from Limestone. Excluding the deposits acquired in the Limestone Merger, deposits at June 30, 2023 increased $88.6 million compared to at March 31, 2023, primarily due to increases of $241.4 million in brokered CDs, which are primarily used as a source of funding, and $139.2 million in retail CDs, partially offset by decreases of $133.9 million, $59.9 million, $50.0 million and $41.1 million in non-interest bearing deposits, savings accounts, governmental deposit accounts, and interest-bearing demand deposit accounts, respectively. Excluding the deposits acquired in the Limestone Merger, deposits at June 30, 2023 increased $160.1 million compared to at December 31, 2022, primarily due to increases of $389.0 million in brokered CDs and of $231.1 million in retail CDs, partially offset by decreases of $168.3 million, $103.8 million, $116.1 million and $26.6 million in non-interest bearing deposits, savings accounts, interest-bearing demand deposit accounts and governmental deposit accounts, respectively. Excluding deposits acquired in the Limestone Merger, deposits decreased $52.1 million compared to June 30, 2022. The decrease was primarily driven by decreases of $240.7 million, $128.7 million, $115.3 million, $98.9 million and $73.4 million in non-interest bearing deposits, governmental deposit accounts, savings accounts, interest-bearing demand deposit accounts and money-market deposit accounts, respectively. Partially offsetting these decreases in deposit balances, excluding the deposits acquired in the Limestone Merger, were increases of $427.9 million in brokered CDs and of $177.1 million in retail CDs.
Total stockholders' equity at June 30, 2023 increased by $179.4 million, $213.6 million and $212.1 million compared to at March 31, 2023, at December 31, 2022 and at June 30, 2022, primarily due to 6.8 million common shares issued in the Limestone Merger. The increase when compared to March 31, 2023 was also impacted by net income for the second quarter of 2023 of $21.1 million, partially offset by an increase in accumulated other comprehensive loss of $7.9 million and dividends paid of $13.4 million. The change in accumulated other comprehensive loss was the result of the changes in the market value of available-for-sale investment securities during the period. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $121.5 million and $112.7 million at June 30, 2023 and at March 31, 2023, respectively. The increase in total stockholders' equity at June 30, 2023 when compared to at December 31, 2022 was also impacted by net income for the first six months of 2023 of $47.7 million and a decrease in accumulated other comprehensive loss of $8.2 million, partially offset by dividends paid of $24.1 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $129.9 million at December 31, 2022. The increase in total stockholders' equity at June 30, 2023 when compared to at June 30, 2022 was also impacted by net income of $100.5 million in the last twelve months, partially offset by dividends paid of $45.6 million and an increase in accumulated other comprehensive loss of $25.6 million. The increase in accumulated other comprehensive loss was the result of an increase of $27.8 million in unrealized losses related to the available-for-sale investment securities portfolio from June 30, 2022 to June 30, 2023. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $93.6 million at June 30, 2023.
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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities.  FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended corporate income tax rate of 23.6% for the three months and the six months ended June 30, 2023 and 23.3% for the three months ended March 31, 2023 and for the three months and the six months ended June 30, 2022.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Net interest income	$84,853	$72,878	$61,468	$157,731	$115,778
Taxable equivalent adjustment	446	399	414	845	806
FTE net interest income	$85,299	$73,277	$61,882	$158,576	$116,584

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$58,245	$673	4.63%	$35,223	$388	4.47%	$182,456	$299	0.66%
Investment securities (a)(b):
Taxable	1,673,441	12,817	3.06%	1,597,688	11,049	2.77%	1,515,647	7,014	1.85%
Nontaxable	200,503	1,477	2.95%	190,566	1,298	2.72%	193,112	1,344	2.78%
Total investment securities	1,873,944	14,294	3.05%	1,788,254	12,347	2.76%	1,708,759	8,358	1.96%
Loans (b)(c):
Construction	358,732	6,491	7.16%	239,492	3,963	6.62%	209,822	2,216	4.18%
Commercial real estate, other	1,735,466	28,240	6.44%	1,333,062	19,794	5.94%	1,353,201	15,599	4.56%
Commercial and industrial	1,069,529	19,569	7.24%	877,391	14,610	6.66%	864,023	8,715	3.99%
Premium finance	154,557	2,659	6.81%	147,895	2,150	5.81%	143,898	1,778	4.89%
Leases	359,016	10,275	11.32%	342,583	9,643	11.26%	288,360	10,541	14.46%
Residential real estate (d)	921,012	10,818	4.70%	839,822	9,717	4.63%	888,809	9,326	4.20%
Home equity lines of credit	191,915	3,656	7.64%	176,327	2,966	6.82%	167,935	1,748	4.17%
Consumer, indirect	651,669	7,942	4.89%	640,359	7,231	4.58%	541,135	5,243	3.89%
Consumer, direct	123,899	2,246	7.27%	108,488	1,739	6.50%	111,541	1,647	5.92%
Total loans	5,565,795	91,896	6.55%	4,705,419	71,813	6.12%	4,568,724	56,813	4.94%
Allowance for credit losses	(53,427)			(52,669)			(54,148)
Net loans	5,512,368	91,896	6.62%	4,652,750	71,813	6.19%	4,514,576	56,813	5.00%
Total earning assets	7,444,557	106,863	5.70%	6,476,227	84,548	5.23%	6,405,791	65,470	4.06%
Goodwill and other intangible assets	387,055			325,545			329,243
Other assets	511,271			420,692			386,629
Total assets	$8,342,883			$7,222,464			$7,121,663
Interest-bearing deposits:
Savings accounts	$1,095,713	$583	0.21%	$1,044,392	$136	0.05%	$1,076,028	$45	0.02%
Governmental deposit accounts	693,725	2,330	1.35%	637,959	1,066	0.68%	704,632	471	0.27%
Interest-bearing demand accounts	1,178,614	532	0.18%	1,103,966	180	0.07%	1,177,751	115	0.04%
Money market accounts	679,123	2,006	1.18%	583,574	825	0.57%	641,066	104	0.07%
Retail CDs	825,155	4,209	2.05%	576,645	1,750	1.23%	602,225	747	0.50%
Brokered CDs (e)	480,640	4,743	3.96%	224,325	1,704	3.08%	87,006	532	2.45%
Total interest-bearing deposits	4,952,970	14,403	1.17%	4,170,861	5,661	0.55%	4,288,708	2,014	0.19%
Borrowed funds:
Short-term FHLB advances (e)	387,543	4,938	5.11%	377,578	4,314	4.63%	53,846	237	1.77%
Repurchase agreements and other	106,018	376	1.42%	93,848	143	0.61%	96,589	24	0.10%
Total short-term borrowings	493,561	5,314	4.32%	471,426	4,457	3.83%	150,435	261	0.70%
Long-term FHLB advances	33,819	205	2.43%	34,015	204	2.43%	58,498	257	1.76%
Long-term notes payable	44,493	548	4.94%	50,656	653	5.16%	80,397	904	4.49%
Other long-term borrowings (f)	53,779	1,094	8.05%	13,806	296	8.58%	13,700	152	4.39%
Total long-term borrowings	132,091	1,847	5.56%	98,477	1,153	4.69%	152,595	1,313	3.44%
Total borrowed funds	625,652	7,161	4.58%	569,903	5,610	3.98%	303,030	1,574	2.08%
Total interest-bearing liabilities	5,578,622	21,564	1.55%	4,740,764	11,271	0.96%	4,591,738	3,588	0.31%
Non-interest-bearing deposits	1,637,671			1,556,636			1,648,067
Other liabilities	175,152			123,599			90,457
Total liabilities	7,391,445			6,420,999			6,330,262
Total stockholders’ equity	951,438			801,465			791,401
Total liabilities and stockholders’ equity	$8,342,883			$7,222,464			$7,121,663
Interest rate spread (b)		$85,299	4.15%		$73,277	4.27%		$61,882	3.75%
Net interest margin (b)			4.54%			4.53%			3.84%

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$47,008	$1,061	4.55%	$256,864	$459	0.36%
Investment securities (a)(b):
Taxable	1,635,773	23,866	2.92%	1,490,960	13,110	1.76%
Nontaxable	195,562	2,775	2.84%	198,716	2,661	2.68%
Total investment securities	1,831,335	26,641	2.91%	1,689,676	15,771	1.87%
Loans (b)(c):
Construction	300,270	10,454	6.92%	217,705	4,371	3.99%
Commercial real estate, other	1,538,771	48,034	6.21%	1,357,792	30,381	4.45%
Commercial and industrial	975,633	34,179	6.97%	876,242	16,738	3.80%
Premium finance	151,244	4,809	6.32%	138,359	2,942	4.23%
Leases	350,845	19,918	11.29%	225,667	16,643	14.67%
Residential real estate (d)	881,514	20,535	4.66%	901,201	19,092	4.24%
Home equity lines of credit	184,337	6,622	7.24%	165,649	3,360	4.09%
Consumer, indirect	646,045	15,173	4.74%	532,501	10,288	3.90%
Consumer, direct	116,377	3,985	6.91%	108,934	3,242	6.00%
Total loans	5,145,036	163,709	6.35%	4,524,050	107,057	4.72%
Allowance for credit losses	(53,052)			(58,026)
Net loans	5,091,984	163,709	6.41%	4,466,024	107,057	4.78%
Total earning assets	6,970,327	191,411	5.48%	6,412,564	123,287	3.84%
Goodwill and other intangible assets	356,470			316,753
Other assets	465,782			364,911
Total assets	$7,792,579			$7,094,228
Interest-bearing deposits:
Savings accounts	$1,071,174	$719	0.14%	$1,063,490	$79	0.01%
Governmental deposit accounts	666,683	3,396	1.03%	687,620	919	0.27%
Interest-bearing demand accounts	1,142,648	712	0.13%	1,174,526	207	0.04%
Money market accounts	632,561	2,831	0.90%	645,644	201	0.06%
Retail CDs	702,809	5,959	1.71%	614,533	1,617	0.53%
Brokered CDs (e)	353,760	6,447	3.68%	89,256	1,044	2.36%
Total interest-bearing deposits	4,569,635	20,064	0.89%	4,275,069	4,067	0.19%
Borrowed funds:
Short-term FHLB advances (e)	382,677	9,251	4.87%	54,420	550	2.04%
Repurchase agreements and other	99,966	520	1.04%	97,960	49	0.10%
Total short-term borrowings	482,643	9,771	4.08%	152,380	599	0.79%
Long-term FHLB advances	33,916	409	2.43%	72,001	563	1.58%
Long-term notes payable	47,557	1,201	5.05%	55,228	1,202	4.35%
Other long-term borrowings (f)	33,902	1,390	8.15%	13,683	272	3.94%
Total long-term borrowings	115,375	3,000	5.24%	140,912	2,037	2.90%
Total borrowed funds	598,018	12,771	4.30%	293,292	2,636	1.80%
Total interest-bearing liabilities	5,167,653	32,835	1.28%	4,568,361	6,703	0.29%
Non-interest-bearing deposits	1,598,985			1,627,480
Other liabilities	149,075			85,431
Total liabilities	6,915,713			6,281,272
Total stockholders’ equity	876,866			812,956
Total liabilities and stockholders’ equity	$7,792,579			$7,094,228
Interest rate spread (b)		$158,576	4.20%		$116,584	3.55%
Net interest margin (b)			4.53%			3.63%
(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on a FTE basis, using a 23.6% blended corporate income tax rate for the three months and the six months ended June 30, 2023 and 23.3% for the three months ended March 31, 2023 and for the three months and the six months ended June 30, 2022.
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
(e)Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances and interest expense on brokered CDs for the periods presented in which FHLB advances and brokered CDs were being utilized.
(f)Included in other long-term borrowings are trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures.
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, including the Limestone Merger as of the close of business on April 30, 2023, which added to average loan, deposit and borrowed funds balances. Peoples' cash balances have increased primarily due to the increases in market interest rates which have increased asset yields and deposit outflows (which have increased borrowings), as well as the Limestone Merger.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2023 Compared to						Six Months Ended June 30, 2023 Compared to
(Dollars in thousands)	March 31, 2023			June 30, 2022			June 30, 2022
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(470)	$755	$285	$1,602	$(1,228)	$374	$1,916	$(1,314)	$602
Investment Securities (b):
Taxable	1,229	540	1,769	5,009	795	5,804	359	10,397	10,756
Nontaxable	105	70	175	83	45	128	107	7	114
Total investment income	1,334	610	1,944	5,092	840	5,932	466	10,404	10,870
Loans (b):
Construction	338	2,190	2,528	2,124	2,152	4,276	4,016	2,067	6,083
Commercial real estate, other	2,249	6,197	8,446	7,895	4,746	12,641	13,658	3,995	17,653
Commercial and industrial	1,639	3,320	4,959	8,578	2,276	10,854	15,541	1,900	17,441
Premium finance	403	106	509	741	140	881	1,572	295	1,867
Leases	66	566	632	(9,721)	9,455	(266)	(9,850)	13,125	3,275
Residential real estate	194	907	1,101	1,189	303	1,492	2,702	(1,259)	1,443
Home equity lines of credit	394	296	690	1,626	282	1,908	2,848	414	3,262
Consumer, indirect	563	148	711	1,506	1,193	2,699	2,456	2,429	4,885
Consumer, direct	142	365	507	319	280	599	433	310	743
Total loan income	5,988	14,095	20,083	14,257	20,827	35,084	33,376	23,276	56,652
Total interest income	$6,852	$15,460	$22,312	$20,951	$20,439	$41,390	$35,758	$32,366	$68,124
INTEREST EXPENSE:
Deposits:
Savings accounts	$440	$7	$447	$537	$1	$538	$640	$—	$640
Governmental deposit accounts	1,166	98	1,264	1,922	(63)	1,859	2,569	(92)	2,477
Interest-bearing demand accounts	339	13	352	416	1	417	523	(18)	505
Money market accounts	1,020	161	1,181	1,895	7	1,902	2,642	(12)	2,630
Retail CDs	1,481	978	2,459	3,090	372	3,462	4,078	264	4,342
Brokered CDs	502	2,537	3,039	446	3,765	4,211	792	4,611	5,403
Total deposit cost	4,948	3,794	8,742	8,306	4,083	12,389	11,244	4,753	15,997
Borrowed funds:
Short-term borrowings	576	281	857	1,393	3,660	5,053	2,052	7,120	9,172
Long-term borrowings	131	563	694	986	(452)	534	46	917	963
Total borrowed funds cost	707	844	1,551	2,379	3,208	5,587	2,098	8,037	10,135
Total interest expense	5,655	4,638	10,293	10,685	7,291	17,976	13,342	12,790	26,132
FTE net interest income	$1,197	$10,822	$12,019	$10,266	$13,148	$23,414	$22,416	$19,576	$41,992
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a FTE basis, using a 23.6% blended corporate income tax rate for the three months and the six months ended June 30, 2023 and 23.3% for the three months ended March 31, 2023 and for the three months and the six months ended June 30, 2022.

Compared to the linked quarter, net interest income increased 16% and net interest margin expanded by 1 basis point. The increase in net interest income was primarily due to net interest income provided by Limestone following the Limestone Merger and increases in market interest rates. Net interest margin was 4.54% for the second quarter of 2023, compared to 4.53% for the linked quarter. The increase in net interest margin was primarily driven by the accretion on the acquired Limestone portfolio as well as increases in market interest rates. Also impacting the increases in net interest income and net interest margin were 43 basis points of improvement in loan yields due to recent increases in market interest rates and a shift in the composition of the loan portfolio into higher-yielding leases, and 29 basis points of improvement in investment yields when compared to the linked quarter due to sales of lower-yielding investment securities and securities acquired in the Limestone Merger. Partially offsetting this benefit was a shift in the composition of funding sources combined with an increase in market interest rates for deposits and other funding sources.
Net interest income for the second quarter of 2023 grew 38% over the prior year quarter and net interest margin increased by 70 basis points. The increase in net interest income compared to the second quarter of 2022 was driven by increases in market interest rates, the Limestone Merger, and organic growth. Compared to the prior year quarter, loan yields grew 161 basis points due to the rising market interest rate environment and both acquisitive and organic growth, while borrowing costs increased 250 basis points as a result of the increase in long-term borrowings due primarily to a change in the composition of borrowings, and were also impacted by increases in market interest rates.
For the first half of 2023, net interest income and net interest margin grew 36% and 90 basis points, respectively, compared to 2022. During that same time, loan yields increased 163 basis points, which was partially offset by higher borrowing costs. The increase in net interest income was driven by increases in market interest rates and the additional net interest income provided by Limestone following the Limestone Merger.
Peoples recognized interest income on deferred loan fees/costs associated with PPP loans of $0.6 million during the second quarter of 2022 along with $79,000 of interest earned on PPP loans. The interest income recognized on PPP loans added 2 basis points to net interest margin for the second quarter of 2022. For the first half of 2022, interest income recognized on deferred loan fees/costs related to PPP loans was $1.8 million, and interest earned was $232,000. The deferred loan fees/costs associated with PPP loans and interest earned on PPP loans were minimal for the second quarter of 2023, the linked quarter and the first six months of 2023.
Accretion income, net of amortization expense, from acquisitions was $4.5 million for the second quarter of 2023, $2.0 million for the linked quarter and $3.9 million for the second quarter of 2022, which added 24 basis points, 13 basis points and 25 basis points, respectively, to net interest margin. The increases in accretion income for the second quarter of 2023 when compared to the linked quarter and the second quarter of 2022 were driven by accretion from the Limestone Merger. For the first half of 2023, accretion income totaled $6.5 million and added 18 basis points to net interest margin compared to $6.7 million and 21 basis points for the first half of 2022. The decrease in accretion income for the first six months of 2023 compared to the first six months of 2022 was due to more accretion in 2022 from the acquisitions of Vantage and NSL and the Premier Merger in 2021, as compared to accretion primarily from the Limestone Merger in 2023.
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
Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Provision for (recovery of) other credit losses	$7,751	$1,673	$(1,135)	$9,424	$(8,141)
Provision for checking account overdraft credit losses	232	180	355	412	554
Provision for (recovery of) credit losses	$7,983	$1,853	$(780)	$9,836	$(7,587)
As a percentage of average total loans (a)	0.58%	0.16%	(0.07)%	0.39%	(0.34)%
(a) Presented on an annualized basis.
The provision for (recovery of) credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses in the second quarter of 2023 was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses in the linked quarter was largely attributable to a deterioration of macro-economic conditions and charge-offs, partially offset by a reduction in reserves for individually analyzed loans.

During the first quarter of 2023, Peoples recorded a provision for credit losses of $1.9 million, which was largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans.
The recovery of credit losses recorded during the second quarter of 2022 was driven by an improvement in economic factors and loss drivers within the CECL model.
For the first half of 2023, the provision for credit losses was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. For the first six months of 2022, the recovery of credit losses was driven by improvements in economic forecasts, coupled with loan payoffs and sales during certain periods.
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
Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gain includes net losses and net gains on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and net gains for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Net (loss) gain on investment securities	$(166)	$(1,935)	$(44)	$(2,101)	$86
Net loss on asset disposals and other transactions:
Net loss on other assets	(44)	(229)	(119)	(273)	(141)
Net loss on OREO	(1,613)	(10)	(33)	(1,623)	(34)
Net loss on other transactions	(8)	(7)	—	(15)	(104)
Net loss on asset disposals and other transactions	$(1,665)	$(246)	$(152)	$(1,911)	$(279)
The net loss on investment securities in the first quarter of 2023 was due to a $2.0 million pre-tax net loss on the sale of available-for-sale investment securities. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sale of the available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year.
The net loss on asset disposals and other transactions increased in the second quarter of 2023 when compared to the linked quarter and the prior year second quarter, and increased for the first six months of 2023, when compared to the first six months of 2022. During the second quarter of 2023 Peoples recognized a $1.6 million write-down of an OREO property due to the potential sale of the property. The first six months of 2022 were impacted by a net loss on other transactions primarily driven by an adjustment to the gain on sale of loans recognized in the fourth quarter of 2021, due to a measurement period adjustment to the acquisition-date fair value of Premier loans acquired that were subsequently sold.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 21% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the second quarter of 2023, compared to 23% and 24% for the linked quarter and the second quarter of 2022, respectively. For the first six months of 2023, total non-interest income, excluding net gains and losses, totaled 22% of total revenues compared to 26% for the first six months of 2022. The decreases in these ratios for the second quarter and the first six months of 2023 when compared to prior periods were primarily due to higher net interest income associated with income from Limestone following the Limestone Merger, coupled with the increases in the market interest rates.
For the second quarter of 2023, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
E-banking income	$6,466	$5,443	$5,419	$11,909	$10,672
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased for the second quarter of 2023 compared to each of the linked quarter and the prior year second quarter primarily due to additional income provided by Limestone. E-banking income for the first half of 2023 was also impacted by increased customer activity when compared to the same period in 2022.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Property and casualty insurance commissions	$3,360	$3,252	$3,039	$6,612	$5,901
Performance-based commissions	35	1,527	10	1,562	1,356
Life and health insurance commissions	535	564	506	1,099	956
Other fees and charges	74	82	92	156	164
Insurance income	$4,004	$5,425	$3,647	$9,429	$8,377

Peoples' insurance income for the second quarter of 2023 declined 26% when compared to that for the linked quarter. This decrease in insurance income was due to the seasonality of performance-based commissions being earned, which are annual in nature and typically are recorded in the first quarter of each year. Compared to the second quarter of 2022, insurance income increased 10% and was driven by higher performance-based property and casualty insurance commissions. Insurance income in the first half of 2023 increased 13% when compared to the first half of 2022 due to higher commissions and additional customers.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Fiduciary income	$2,046	$1,805	$1,999	$3,851	$3,964
Brokerage income	1,667	1,627	1,631	3,294	3,280
Employee benefit fees	701	652	616	1,353	1,278
Trust and investment income	$4,414	$4,084	$4,246	$8,498	$8,522
Fiduciary income and brokerage income increased slightly in the second quarter of 2023 relative to the linked quarter and the second quarter of 2022, due to an increase in assets under administration and management. For the first half of 2023, trust and investment income declined when compared to the same period in 2022 due to less fiduciary income, primarily reflecting market volatility.
The following table details Peoples' assets under administration and management:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
(Dollars in thousands)
Trust	$1,931,789	$1,803,887	$1,764,639	$1,682,334	$1,731,454
Brokerage	1,379,309	1,318,300	1,211,868	1,127,831	1,068,261
Total	$3,311,098	$3,122,187	$2,976,507	$2,810,165	$2,799,715
Quarterly average	$3,205,186	$3,076,285	$2,965,985	$2,844,181	$2,927,405

The increases in assets under administration and management at June 30, 2023, compared to at March 31, 2023 and at June 30, 2022 were driven by an increase in trust assets and market value fluctuations. During the first quarter of 2023, brokerage assets increased $30 million due to the acquisition of an independent financial advisor in January of 2023.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Overdraft and non-sufficient funds fees	$2,276	$1,842	$2,019	$4,118	$3,921
Account maintenance fees	1,623	1,461	1,306	3,084	2,617
Other fees and charges	254	220	233	474	446
Deposit account service charges	$4,153	$3,523	$3,558	$7,676	$6,984
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the second quarter of 2023 compared to the linked quarter and prior year second quarter due to additional fee income from Limestone customers. Year to date deposit account service charges also increased for the first six months of 2023 compared to the same period of 2022 due to increased maintenance fee rates.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Lease income	1,719	1,077	431	2,796	1,206
Bank owned life insurance income	842	707	797	1,549	1,228
Mortgage banking income	189	314	352	503	788
Other non-interest income	1,059	668	1,133	1,727	1,852
Lease income is primarily comprised of (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. The second quarter of 2023 increase in lease income when compared to the linked quarter was due to residual sales and month-to-month lease income. The first quarter of 2023 was also impacted by seasonal fluctuations in syndication income. The second quarter and first six months of 2023 increases in lease income when compared to the same periods of 2022 were due to increases in lease income from Vantage.
Bank owned life insurance income for the second quarter of 2023 increased compared to the linked quarter and the second quarter of 2022 due to additional income from Limestone. The first half of 2023 increase in bank owned life insurance income when compared to the first half of 2022 was also due to additional investments in bank owned life insurance.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the second quarter of 2023 and first six months of 2023 declined when compared to the presented prior periods primarily due to the rising market interest rate environment.
In the second quarter of 2023, Peoples sold $1.1 million in loans into the secondary market with servicing retained and $6.1 million in loans with servicing released, compared to $0.8 million and $7.4 million, respectively, in the first quarter of 2023, and $4.6 million and $6.1 million, respectively, in the second quarter of 2022. For the first six months of 2023, Peoples sold $1.9 million in loans into the secondary market with servicing retained, and $13.5 million with servicing released, compared to $33.0 million and $17.4 million, respectively, for the first six months of 2022.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Base salaries and wages	$27,407	$20,332	$18,408	$47,739	$36,084
Employee benefits	3,622	4,115	3,321	7,737	6,942
Sales-based and incentive compensation	5,502	3,945	4,913	9,447	8,549
Payroll taxes and other employment costs	1,535	2,370	1,389	3,905	3,480
Stock-based compensation	1,043	2,189	600	3,232	2,205
Deferred personnel costs	(1,084)	(923)	(1,046)	(2,007)	(1,946)
Salaries and employee benefit costs	$38,025	$32,028	$27,585	$70,053	$55,314
Full-time equivalent employees:
Actual at end of period	1,500	1,286	1,261	1,500	1,261
Average during the period	1,393	1,283	1,255	1,305	1,241
Base salaries and wages for the second quarter of 2023 and the first half of 2023 increased compared to the comparative prior periods primarily due to $5.0 million of acquisition-related expenses related to the Limestone Merger and $2.1 million of additional expenses from Limestone employees in the second quarter of 2023. Base salaries and wages for the first half of 2023 also increased when compared to the same period of 2022 due to a rise in annual merit increases as well as a full six months of expenses related to the additional salaries associated with the acquisition of Vantage compared to four months of expenses in the first half of 2022.
The decrease in employee benefits for the second quarter of 2023 compared to the linked quarter, was primarily due to annual contributions to employee health savings accounts that occur for the most part in the first quarter of each year. The increases in employee benefits for the second quarter of 2023 and the first half of 2023 compared to the second quarter of 2023 and the first half of 2022 were primarily due to the addition of Limestone employee benefits expenses. The increase in employee benefits for the first half of 2023 compared to the first half of 2022 was also due to higher medical costs reflecting a full six months of expenses in 2023 for the Vantage employees versus four months of expenses in the first half of 2022.
The increases in sales-based and incentive compensation for the second quarter of 2023 and the first half of 2023 compared to the comparative prior periods presented were primarily due to the overall company performance measures used in calculating incentive awards.
Payroll taxes and other employment costs for the second quarter of 2023 decreased compared to the linked quarter due to seasonal expenses recognized in the first quarter of each year. The increases for the three months and the six months ended June 30, 2023 when compared to the three months and the six months ended June 30, 2022 were primarily due to $0.2 million of additional Limestone-related expenses and $0.1 million of acquisition-related expenses in the second quarter of 2023.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted common share awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the second quarter of 2023 and the first six months of 2023 increased when compared to the second quarter of 2022 and the first six months of 2022 due to additional employees, including the ones added in the Limestone Merger and the acquisition of Vantage.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The increase in deferred personnel costs for the second quarter of 2023 compared to the linked quarter was primarily due to a prior period adjustment of costs to originate leases in the first quarter of 2023.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Depreciation	$1,876	$1,790	$1,770	$3,666	$3,593
Repairs and maintenance costs	1,334	1,261	1,245	2,595	2,625
Property taxes, utilities and other costs	1,182	1,157	997	2,339	2,197
Net rent expense	988	747	756	1,735	1,441
Net occupancy and equipment expense	$5,380	$4,955	$4,768	$10,335	$9,856
The second quarter and the first six months of 2023 net occupancy and equipment expense increased when compared to the comparative periods in 2022 due to $0.4 million of Limestone-related net occupancy and equipment expense recorded during the second quarter of 2023.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Professional fees	$7,438	$2,881	$2,280	$10,319	$5,952
Data processing and software expense	4,728	4,562	3,033	9,290	5,949
Amortization of other intangible assets	2,800	1,871	2,034	4,671	3,742
E-banking expense	1,832	1,491	2,727	3,323	5,486
FDIC insurance premiums	1,464	801	1,018	2,265	2,212
Marketing expense	1,357	930	860	2,287	1,855
Franchise tax expense	872	1,034	1,102	1,906	1,866
Communication expense	724	613	649	1,337	1,274
Other loan expenses	538	739	445	1,277	1,277
Other non-interest expense	5,465	4,574	3,398	10,039	6,745
Professional fees for the second quarter and the first six months of 2023 increased when compared to the comparative prior periods in 2022 due to $4.8 million and $5.1 million of acquisition-related expenses during the second quarter and first six months of 2023, respectively.
Data processing and software expense for the second quarter of 2023 increased when compared to the linked quarter due to $0.7 million of data processing and software expenses attributable to Limestone. Data processing and software expense for the second quarter and the first half of 2023 increased when compared to the second quarter and first half of 2022, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
Amortization of other intangible assets for the second quarter and the first six months of 2023 increased when compared to the comparative prior periods in 2022 due to $0.9 million of Limestone-related expenses during the second quarter of 2023.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards. E-banking expense increased during the second quarter of 2023 compared to the linked quarter, and is correlated to e-banking income, which also increased during the second quarter of 2023 from the linked quarter primarily due to additional customers added from the Limestone Merger. E-banking expense decreased for the second quarter and first six months of 2023 when compared to the same periods of 2022 due to a decline in customer activity in 2023 compared to 2022, as well as reduced costs for Peoples' online banking platform, and a reclassification of those costs relative to the prior period.
Peoples' FDIC insurance premiums for the second quarter and the first six months of 2023 increased when compared to the comparative prior periods in 2022 due to organic and acquisitive growth and an increase in rates assessed by the FDIC. The first six months of 2022 was also impacted by an adjustment in the first quarter of 2022 relating to prior acquisitions.
Marketing expense and communication expense for the second quarter and the first half of 2023 increased when compared to the comparative prior periods in 2022 due to the Limestone Merger. There were additional marketing expenses in 2023 due to additional marketing campaigns to promote the Limestone Merger and $0.1 million of Limestone-related marketing expenses during the second quarter of 2023. Limestone added $0.1 million of communication expense in the second quarter of 2023.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The decreases for the second quarter of 2023 versus the linked quarter and the second quarter of 2022 were driven by a refund received in the second quarter of 2023.
Other loan expenses during the second quarter of 2023 decreased when compared to the linked quarter primarily due to lower indirect lending volume and decreased collection expense. The second quarter of 2023 increase when compared to the second quarter of 2022 was due to Limestone-related expenses.
Other non-interest expense for the second quarter of 2023 and the first six months of 2023 increased when compared to the comparative prior periods in 2022 due to $0.6 million and $0.8 million of acquisition-related expenses, respectively, as well as $0.3 million of additional expenses from Limestone in the second quarter of 2023.
Income Tax Expense
Peoples recorded income tax expense of $6.2 million with an effective tax rate of 22.6% for the second quarter of 2023, compared to income tax expense of $7.0 million with an effective tax rate of 21.0% for the linked quarter and income tax expense of $6.8 million with an effective tax rate of 21.6% for the second quarter of 2022. Income tax expense for the second quarter of 2023 compared to the linked quarter and second quarter of 2022, decreased due to less income before income taxes. Peoples recorded income tax expense of $13.2 million with an effective tax rate of 21.7% in the first six months of 2023 and $12.8 million with an effective tax rate of 20.9% in the first six months of 2022. The increase was driven by higher pre-tax income.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Pre-provision net revenue:
Income before income taxes	$27,262	$33,606	$31,735	$60,868	$61,273
Add: provision for credit losses	7,983	1,853	—	9,836	—
Add: loss on OREO	1,612	10	32	1,622	33
Add: loss on investment securities	166	1,935	44	2,101	44
Add: loss on other assets	45	229	119	274	141
Add: loss on other transactions	8	7	—	15	104
Less: recovery of credit losses	—	—	780	—	7,587
Less: gain on investment securities	—	—	—	—	130
Pre-provision net revenue	$37,076	$37,640	$31,150	$74,716	$53,878
Total average assets	$8,342,883	$7,222,464	$7,121,663	$7,792,579	$7,094,228
Pre-provision net revenue to total average assets (annualized)	1.78%	2.11%	1.75%	1.93%	1.53%
Weighted-average common shares outstanding - diluted	32,649,976	28,021,879	28,061,736	30,314,504	28,041,145
Pre-provision net revenue per common share - diluted	$1.13	$1.34	$1.11	$2.45	$1.91
The decrease in the PPNR for the second quarter of 2023 compared to the first quarter of 2023 was driven by increased non-interest expense, primarily due to the Limestone Merger, mostly offset by increased net interest income due to the positive impact of recent increases in market interest rates. The increases in PPNR for the second quarter and the first half of 2023 when compared to the same periods in 2022 were due to increased net interest income reflecting the positive impact of recent increases in market interest rates as well as the additional net interest income from Limestone customers after the Limestone Merger.

Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, COVID-19-related expenses and the COVID-19 Employee Retention Credit.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Core non-interest expense:
Total non-interest expense	$70,623	$56,479	$49,899	$127,102	$101,528
Less: acquisition-related expenses	10,709	551	602	11,260	1,975
Less: COVID-19-related expenses	—	—	29	—	123
Add: COVID-19 Employee Retention Credit	548	—	—	548	—
Core non-interest expense	$60,462	$55,928	$49,268	$116,390	$99,430
Efficiency Ratio (Non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income excluding net gains and losses. This measure is Non-US GAAP since it excludes amortization of other intangible assets and all gains and losses included in earnings, and uses FTE net interest income.
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Efficiency ratio:
Total non-interest expense	$70,623	$56,479	$49,899	$127,102	$101,528
Less: amortization of other intangible assets	2,800	1,871	2,034	4,671	3,742
Adjusted total non-interest expense	67,823	54,608	47,865	122,431	97,786
Total non-interest income	21,015	19,060	19,386	40,075	39,436
Less: net (loss) gain on investment securities	(166)	(1,935)	(44)	(2,101)	86
Less: net loss on asset disposals and other transactions	(1,665)	(246)	(152)	(1,911)	(279)
Total non-interest income excluding net gains and losses	22,846	21,241	19,582	44,087	39,629
Net interest income	84,853	72,878	61,468	157,731	115,778
Add: FTE adjustment (a)	446	399	414	845	806
Net interest income on a FTE basis	85,299	73,277	61,882	158,576	116,584
Adjusted revenue	$108,145	$94,518	$81,464	$202,663	$156,213
Efficiency ratio	62.71%	57.78%	58.76%	60.41%	62.60%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$60,462	$55,928	$49,268	$116,390	$99,430
Less: amortization of other intangible assets	2,800	1,871	2,034	4,671	3,742
Adjusted core non-interest expense	57,662	54,057	47,234	111,719	95,688
Non-interest income excluding net gains and losses	22,846	21,241	19,582	44,087	39,629
Net interest income on a FTE basis	85,299	73,277	61,882	158,576	116,584
Adjusted revenue	$108,145	$94,518	$81,464	$202,663	$156,213
Efficiency ratio adjusted for non-core items	53.32%	57.19%	57.98%	55.13%	61.25%
(a) Tax effect is calculated using a 23.6% blended corporate income tax rate for the three months and the six months ended June 30, 2023 and a 23.3% blended corporate income tax rate for the three months ended March 31, 2023 and the three months and the six months ended June 30, 2022.

The efficiency ratio increased for the second quarter of 2023 when compared to the first quarter of 2023 and the second quarter of 2022 primarily due to increases in acquisition-related expenses and additional non-interest expenses from Limestone, partially offset by increased net interest income driven by additional income from Limestone customers as well as increases in market interest rates. The efficiency ratio for the first half of 2023 improved when compared the first half of 2022 due to increased net interest income driven by increases in the market interest rates and additional net interest income provided by Limestone after the Limestone Merger, partially offset by an increase in non-interest expenses due to the Limestone Merger.
The efficiency ratios adjusted for non-core items for the second quarter of 2023 and the first half of 2023 improved when compared to the comparative prior periods of 2022 due to increased net interest income driven by increases in the market interest rates and additional net interest income provided by Limestone after the Limestone Merger, partially offset by an increase in core non-interest expense due to the Limestone Merger.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, pension settlement charges, COVID-19-related expenses and the COVID-19 Employee Retention Credit.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022

Annualized net income adjusted for non-core items:
Net income	$21,096	$26,560	$24,888	$47,656	$48,465
Add: net loss on investment securities	166	1,935	44	2,101	—
Less: tax effect of net loss on investment securities (a)	35	406	9	441	—
Less: net gain on investment securities	—	—	—	—	86
Add: tax effect of net gain on investment securities (a)	—	—	—	—	18
Add: net loss on asset disposals and other transactions	1,665	246	152	1,911	279
Less: tax effect of net loss on asset disposals and other transactions (a)	349	52	32	401	59
Add: acquisition-related expenses	10,709	551	602	11,260	1,975
Less: tax effect of acquisition-related expenses (a)	2,249	116	126	2,365	415
Add: COVID-19-related expenses	—	—	29	—	123
Less: tax effect of COVID-19-related expenses (a)	—	—	6	—	26
Less: COVID-19 Employee Retention Credit	548	—	—	548	—
Add: tax effect of COVID-19 Employee Retention Credit (a)	115	—	—	115	—
Net income adjusted for non-core items (after tax)	$30,570	$28,718	$25,542	$59,288	$50,274
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$84,616	$107,716	$99,825	$96,102	$97,733
Annualized net income adjusted for non-core items (after tax)	$122,616	$116,467	$102,449	$119,559	$101,381
Return on average assets:
Annualized net income	$84,616	$107,716	$99,825	$96,102	$97,733
Total average assets	8,342,883	7,222,464	7,121,663	7,792,579	7,094,228
Return on average assets	1.01%	1.49%	1.40%	1.23%	1.38%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$122,616	$116,467	$102,449	$119,559	$101,381
Total average assets	8,342,883	7,222,464	7,121,663	7,792,579	7,094,228
Return on average assets adjusted for non-core items (after tax)	1.47%	1.61%	1.44%	1.53%	1.43%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets for the second quarter of 2023 decreased when compared to the linked quarter, due to an increase in average assets resulting from the Limestone Merger as well as a decrease in annualized net income due to increases in non-interest expenses. The slight decrease in the return on average assets for the second quarter of 2023, compared to the second quarter of 2022, was attributable to the assets acquired in the Limestone Merger, mostly offset by a decrease in annualized net income due to higher non-interest expenses and a provision for credit losses compared to a recovery of credit losses in the second quarter of 2022. The return on average assets for the first half of 2023 decreased when compared to the first half of 2022, due to an increase in average assets and higher non-interest expenses and a provision for credit losses compared to a recovery of credit losses in the first half of 2022.
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

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2022	June 30,
(Dollars in thousands)				2023	2022
Annualized net income excluding amortization of other intangible assets:
Net income	$21,096	$26,560	$24,888	$47,656	$48,465
Add: amortization of other intangible assets	2,800	1,871	2,034	4,671	3,742
Less: tax effect of amortization of other intangible assets (a)	588	393	427	981	786
Net income excluding amortization of other intangible assets	$23,308	$28,038	$26,495	$51,346	$51,421
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$84,616	$107,716	$99,825	$96,102	$97,733
Annualized net income excluding amortization of other intangible assets	$93,488	$113,710	$106,271	$103,543	$103,694
Average tangible equity:
Total average stockholders' equity	$951,438	$801,465	$791,401	$876,866	$812,956
Less: average goodwill and other intangible assets	387,055	325,545	329,243	356,470	316,753
Average tangible equity	$564,383	$475,920	$462,158	$520,396	$496,203
Return on total average stockholders' equity ratio:
Annualized net income	$84,616	$107,716	$99,825	$96,102	$97,733
Total average stockholders' equity	$951,438	$801,465	$791,401	$876,866	$812,956
Return on total average stockholders' equity	8.89%	13.44%	12.61%	10.96%	12.02%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$93,488	$113,710	$106,271	$103,543	$103,694
Average tangible equity	$564,383	$475,920	$462,158	$520,396	$496,203
Return on average tangible equity	16.56%	23.89%	22.99%	19.90%	20.90%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios were lower in the second quarter of 2023 and the first half of 2023 relative to the comparative prior periods in 2022 due to issuance of 6.8 million common shares as consideration in the Limestone Merger, an increase in acquisition-related expenses, and an increase in the provision for credit losses due to the initial provision for the non-purchased credit deteriorated loans acquired from Limestone. Factors that partially offset the decreases in the ratios were an increase in total net interest income driven by the recent increases in market interest rates and additional net interest income from Limestone following the Limestone Merger.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2023, Peoples' interest-bearing deposits in other banks had decreased $3.0 million from December 31, 2022. The total cash and cash equivalents balance included $50.7 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2023, compared to $33.1 million at December 31, 2022. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2023, Peoples' total cash and cash equivalents decreased $5.5 million as Peoples used $51.2 million of cash in investing activities and $17.6 million of cash in financing activities, mostly offset by $63.2 million of cash provided by operating activities. Peoples' use of cash in investing activities reflected cash outflows from a $184.2 million net increase in loans held for investment and net cash outflows from held-to-maturity investment securities of $113.7 million, partially offset by net cash inflows from available-for-sale investment securities of $169.8 million and $91.8 million of cash received in the Limestone Merger. The cash used in financing activities was largely driven by (i) a net decrease in non-interest bearing deposits of $169.5 million, (ii) $24.3 million in cash dividends paid and (iii) $16.6 million in payments on long-term borrowings, which uses of cash were largely offset by a $178.4 million net increase in interest-bearing deposits.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	2.72%	$75,255	$58,438	$152,422	$172,055	$175,255
U.S. government sponsored agencies	2.10%	98,324	98,311	88,115	80,915	82,465
States and political subdivisions	2.57%	248,271	224,996	225,882	230,022	249,402
Residential mortgage-backed securities	2.08%	635,487	605,270	604,653	624,061	691,735
Commercial mortgage-backed securities	1.92%	52,830	52,153	50,049	52,504	58,301
Bank-issued trust preferred securities	8.11%	23,272	10,329	10,278	10,287	10,440
Total fair value		$1,133,439	$1,049,497	$1,131,399	$1,169,844	$1,267,598
Total amortized cost		$1,292,331	$1,196,521	$1,300,719	$1,349,800	$1,389,621
Net unrealized loss		$(158,892)	$(147,024)	$(169,320)	$(179,956)	$(122,023)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.31%	$176,027	$194,184	$132,366	$59,871	$50,990
States and political subdivisions (a)	2.23%	144,668	144,844	145,022	145,252	151,034
Residential mortgage-backed securities	3.83%	243,807	245,294	176,215	111,707	112,095
Commercial mortgage-backed securities	2.48%	109,423	109,750	106,609	90,971	86,601
Total amortized cost		$673,925	$694,072	$560,212	$407,801	$400,720
Other investment securities		$63,579	$52,763	$51,609	$39,039	$41,655
Total investment securities:
Amortized cost		$2,029,835	$1,943,356	$1,912,540	$1,796,640	$1,831,996
Carrying value		$1,870,943	$1,796,332	$1,743,220	$1,616,684	$1,709,973

(a)Amortized cost is presented net of the allowance for credit losses of $241 at June 30, 2023, $241 at December 31, 2022 and $286 at June 30, 2022.
For the second quarter of 2023, total investment securities increased compared to the linked quarter, largely due to available-for-sale securities acquired from Limestone in the Limestone Merger. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale securities for an after-tax loss of $1.6 million. Proceeds from the sale were used to pay down overnight borrowings. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year.

Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Originated loans:
Construction	$297,051	$222,915	$212,869	$175,388	$144,062
Commercial real estate, other	1,035,473	995,176	919,531	891,576	899,774
Commercial real estate	1,332,524	1,218,091	1,132,400	1,066,964	1,043,836
Commercial and industrial	873,386	840,194	835,178	814,593	777,050
Premium finance	162,357	158,263	159,197	167,682	152,237
Leases	287,948	251,711	226,438	178,083	149,894
Residential real estate	396,667	386,964	384,262	381,104	373,010
Home equity lines of credit	132,222	132,531	132,093	124,524	115,935
Consumer, indirect	654,371	647,177	629,426	592,309	563,088
Consumer, direct	101,786	99,299	98,706	99,282	95,371
Consumer	756,157	746,476	728,132	691,591	658,459
Deposit account overdrafts	830	749	722	597	851
Total originated loans	$3,942,091	$3,734,979	$3,598,422	$3,425,138	$3,271,272
Acquired loans (a):
Construction	$121,690	$9,381	$34,072	$40,233	$58,526
Commercial real estate, other	1,036,041	485,886	503,987	531,903	560,249
Commercial real estate	1,157,731	495,267	538,059	572,136	618,775
Commercial and industrial	286,924	50,945	57,456	62,879	81,402
Premium finance	—	—	—	—	—
Leases	89,843	102,930	118,693	134,764	164,628
Residential real estate	394,775	325,638	339,098	352,257	369,995
Home equity lines of credit	66,999	41,852	45,765	50,001	53,400
Consumer, indirect	—	—	—	—	—
Consumer, direct	36,233	8,107	9,657	14,032	16,433
Consumer	36,233	8,107	9,657	14,032	16,433
Total acquired loans	$2,032,505	$1,024,739	$1,108,728	$1,186,069	$1,304,633
Total loans	$5,974,596	$4,759,718	$4,707,150	$4,611,207	$4,575,905
Percent of loans to total loans:
Construction	7.0%	4.9%	5.2%	4.7%	4.4%
Commercial real estate, other	34.8%	31.1%	30.2%	30.9%	32.0%
Commercial real estate	41.8%	36.0%	35.4%	35.6%	36.4%
Commercial and industrial	19.4%	18.7%	19.0%	19.0%	18.8%
Premium finance	2.7%	3.3%	3.4%	3.6%	3.3%
Leases	6.3%	7.4%	7.3%	6.8%	6.9%
Residential real estate	13.2%	15.0%	15.4%	15.9%	16.2%
Home equity lines of credit	3.3%	3.7%	3.8%	3.8%	3.7%
Consumer, indirect	11.0%	13.6%	13.4%	12.8%	12.3%
Consumer, direct	2.3%	2.3%	2.3%	2.5%	2.4%
Consumer	13.3%	15.9%	15.7%	15.3%	14.7%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$375,882	$384,005	$392,364	$400,736	$410,007

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The increase in the period-end loan and lease balances were primarily driven by loans acquired in the Limestone Merger totaling $1.1 billion. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balances increased $146.4 million, or 12% annualized, when compared to at March 31, 2023, primarily due to increases of (i) $71.3 million in construction loans, (ii) $25.3 million in commercial and industrial loans, (iii) $23.1 million in leases and (iv) $22.9 million in other commercial real estate loans.

Excluding the loans acquired in the Limestone Merger, period-end loan and lease balances increased $199.0 million, or 9% annualized, when compared to at December 31, 2023, driven by increases of $80.4 million, $56.6 million, $32.7 million, $24.9 million and $23.8 million in other commercial real estate loans, construction loans, leases, indirect consumer loans and commercial and industrial loans, respectively. These increases were partially offset by a decrease of $16.3 million in consumer residential real estate loans. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balances increased $330.2 million, or 7% annualized, when compared to at June 30, 2022 primarily due to increases of $101.0 million, $91.3 million, $63.3 million, $58.0 million and $43.9 million in construction loans, indirect consumer loans, leases, commercial and industrial loans and other commercial real estate loans, respectively. These increases were partially offset by a reduction of $36.0 million in consumer residential real estate loans.
Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 11% of Peoples' total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at June 30, 2023:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$193,407	$217,650	$411,057	51.0%
Residential property	19,864	36,511	56,375	6.9%
Assisted living facilities and nursing homes	18,957	2,662	21,619	2.7%
Land only	25,950	9,155	35,105	4.4%
Retail facilities	29,315	2,783	32,098	4.0%
Industrial	25,712	15,561	41,273	5.1%
Land development	34,361	16,889	51,250	6.4%
Other (a)	71,175	85,869	157,044	19.5%
Total construction	$418,741	$387,080	$805,821	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$87,016	$2,695	$89,711	4.2%
Non-owner occupied	118,562	6,247	124,809	5.8%
Total office buildings and complexes	$205,578	$8,942	$214,520	10.0%
Retail facilities:
Owner occupied	$46,064	$1,988	$48,052	2.2%
Non-owner occupied	228,625	1,429	230,054	10.7%
Total retail facilities	$274,689	$3,417	$278,106	12.9%
Mixed-use facilities:
Owner occupied	$19,094	$539	$19,633	0.9%
Non-owner occupied	22,806	233	23,039	1.1%
Total mixed-use facilities	$41,900	$772	$42,672	2.0%
Apartment complexes	125,614	3,981	129,595	6.0%
Light industrial facilities:
Owner occupied	126,977	4,006	130,983	6.1%
Non-owner occupied	$92,804	$3,423	$96,227	4.5%
Total light industrial facilities	219,781	7,429	227,210	10.6%
Assisted living facilities and nursing homes	$76,496	$5,151	$81,647	3.8%
Warehouse facilities:
Owner occupied	$47,415	$1,378	$48,793	2.3%
Non-owner occupied	45,247	236	45,483	2.1%
Total warehouse facilities	$92,662	$1,614	$94,276	4.4%
Lodging and lodging related:
Owner occupied	$30,023	$979	$31,002	1.4%
Non-owner occupied	148,763	1	148,764	6.9%
Total lodging and lodging related	$178,786	$980	$179,766	8.3%
Education services:
Owner occupied	$17,856	$—	$17,856	0.8%
Non-owner occupied	31,299	4,000	35,299	1.6%
Total education services	$49,155	$4,000	$53,155	2.4%
Restaurant/bar facilities:
Owner occupied	$36,270	$9	$36,279	1.7%
Non-owner occupied	33,704	249	33,953	1.6%
Total restaurant/bar facilities	$69,974	$258	$70,232	3.3%
Other (a)	736,879	50,209	783,879	36.3%
Total commercial real estate, other	$2,071,514	$83,544	$2,155,058	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both June 30, 2023 and December 31, 2022. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
Small Business Administration Paycheck Protection Program ("PPP")
In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act created the PPP targeted to provide small businesses with support to cover payroll and certain other specified expenses. Loans made under the PPP are fully guaranteed by the U.S. Small Business Administration (the "SBA"). The PPP loans also afford borrowers forgiveness up to the principal amount of the PPP covered loan, plus accrued interest, if the loan proceeds are used to retain workers and maintain payroll and/or to make certain mortgage interest, lease and utility payments, and certain other criteria are satisfied. The SBA will reimburse PPP lenders for any amount of a PPP covered loan that is forgiven, and PPP lenders will not be held liable for any representations made by PPP borrowers in connection with their requests for loan forgiveness.

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

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
PPP aggregate outstanding principal balances	$1,418	$2,184	$2,458	$3,789	$15,582
PPP net deferred loan origination fees	11	25	27	61	421
Accretion of net deferred loan origination fees	14	2	34	360	574
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Construction	$1,496	$1,273	$1,250	$1,464	$1,531
Commercial real estate, other	19,731	16,474	17,710	17,695	18,708
Commercial and industrial	11,028	8,307	8,229	8,611	8,572
Premium finance	431	433	344	553	311
Leases	10,377	9,109	8,495	7,890	7,585
Residential real estate	6,112	6,504	6,357	6,464	6,332
Home equity lines of credit	1,676	1,717	1,693	1,644	1,699
Consumer, indirect	7,610	7,781	7,448	6,912	6,234
Consumer, direct	2,642	1,619	1,575	1,592	1,321
Deposit account overdrafts	108	86	61	41	53
Allowance for credit losses	$61,211	$53,303	$53,162	$52,866	$52,346
As a percent of total loans	1.02%	1.12%	1.13%	1.15%	1.14%
The increase in the allowance for credit losses at June 30, 2023 when compared to prior periods was driven by the establishment of an allowance for credit losses for loans acquired in the Limestone Merger that were not considered purchased credit deteriorated.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2022 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Gross charge-offs:
Construction	$—	$9	$16	$—	$—
Commercial real estate, other	7	33	132	57	22
Commercial and industrial	11	1	24	36	420
Premium finance	23	23	42	38	30
Leases	604	469	888	731	493
Residential real estate	59	41	144	168	47
Home equity lines of credit	55	19	42	5	25
Consumer, indirect	941	929	799	600	449
Consumer, direct	78	104	86	81	60
Consumer	1,019	1,033	885	681	509
Deposit account overdrafts	263	227	308	274	405
Total gross charge-offs	$2,041	$1,855	$2,481	$1,990	$1,951

	Three Months Ended
(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Recoveries:
Commercial real estate, other	$16	$27	$33	$39	$176
Commercial and industrial	451	—	40	3	2
Premium finance	3	9	4	1	8
Leases	89	80	81	99	64
Residential real estate	69	29	20	36	14
Home equity lines of credit	—	—	16	—	—
Consumer, indirect	129	79	88	71	83
Consumer, direct	35	15	16	9	11
Consumer	164	94	104	80	94
Deposit account overdrafts	53	72	50	44	52
Total recoveries	$845	$311	$348	$302	$410
Net charge-offs (recoveries):
Construction	$—	$9	$16	$—	$—
Commercial real estate, other	(9)	6	99	18	(154)
Commercial and industrial	(440)	1	(16)	33	418
Premium finance	20	14	38	37	22
Leases	515	389	807	632	429
Residential real estate	(10)	12	124	132	33
Home equity lines of credit	55	19	26	5	25
Consumer, indirect	812	850	711	529	366
Consumer, direct	43	89	70	72	49
Consumer	855	939	781	601	415
Deposit account overdrafts	210	155	258	230	353
Total net charge-offs	$1,196	$1,544	$2,133	$1,688	$1,541
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	—%	—%	0.01%	—%	(0.01)%
Commercial and industrial	(0.03)%	—%	—%	—%	0.04%
Premium finance	—%	—%	—%	—%	—%
Leases	0.04%	0.04%	0.07%	0.06%	0.04%
Residential real estate	—%	—%	0.01%	0.01%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.06%	0.07%	0.06%	0.05%	0.03%
Consumer, direct	—%	0.01%	0.01%	0.01%	0.01%
Consumer	0.06%	0.08%	0.07%	0.06%	0.04%
Deposit account overdrafts	0.02%	0.01%	0.02%	0.02%	0.03%
Total	0.09%	0.13%	0.18%	0.15%	0.14%
Each with "--%" not meaningful.
Net charge-offs during the second quarter of 2023 were 0.09% of average total loans on an annualized basis. The decrease for the second quarter of 2023 when compared to the linked quarter was driven by an increase in recoveries on commercial and industrial loans during the second quarter of 2023, partially offset by higher charge-offs on leases. The decrease in net charge-offs during the second quarter of 2023 versus the prior year second quarter was primarily attributable to an increase in recoveries, partially offset by increases of charge-offs on indirect consumer loans and leases.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Loans 90+ days past due and accruing:
Commercial real estate, other	$15	$150	$167	$1,472	$330
Commercial and industrial	—	228	130	266	89
Premium finance	987	764	504	308	304
Leases	3,847	2,491	3,041	4,654	5,722
Residential real estate	856	238	917	1,499	1,687
Home equity lines of credit	148	127	58	23	89
Consumer, indirect	40	13	—	195	15
Consumer, direct	31	3	25	7	—
Consumer	71	16	25	202	15
Total loans 90+ days past due and accruing	$5,924	$4,014	$4,842	$8,424	$8,236
Nonaccrual loans:
Construction	$—	$1	$12	$2	$5
Commercial real estate, other	8,987	11,345	12,121	11,916	14,253
Commercial and industrial	3,438	3,064	3,462	2,385	1,849
Leases	4,800	3,884	3,178	2,094	1,573
Residential real estate	8,393	8,641	9,496	8,728	9,194
Home equity lines of credit	841	793	820	921	890
Consumer, indirect	1,982	2,147	2,176	1,627	1,558
Consumer, direct	355	105	208	158	166
Consumer	2,337	2,252	2,384	1,785	1,724
Total nonaccrual loans	$28,796	$29,980	$31,473	$27,831	$29,488
Total nonperforming loans ("NPLs")	$34,720	$33,994	$36,315	$36,255	$37,724
OREO:
Commercial	$7,118	$8,730	$8,730	$8,730	$9,065
Residential	48	48	165	110	145
Total OREO	$7,166	$8,778	$8,895	$8,840	$9,210
Total nonperforming assets ("NPAs")	$41,886	$42,772	$45,210	$45,095	$46,934
Criticized loans (a)	$219,885	$198,812	$191,355	$164,775	$181,395
Classified loans (b)	$110,972	$93,168	$89,604	$94,848	$115,483
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.48%	0.63%	0.67%	0.60%	0.64%
NPLs as a percent of total loans (d)	0.58%	0.71%	0.77%	0.79%	0.82%
NPAs as a percent of total assets (d)	0.48%	0.58%	0.63%	0.64%	0.64%
NPAs as a percent of total loans and OREO (d)	0.70%	0.90%	0.96%	0.98%	1.02%
Allowance for credit losses as a percent of nonaccrual loans	212.57%	177.80%	168.91%	189.95%	177.52%
Allowance for credit losses as a percent of NPLs (d)	176.30%	156.80%	146.39%	145.82%	138.76%
Criticized loans as a percent of total loans (a)	3.68%	4.18%	4.07%	3.57%	3.96%
Classified loans as a percent of total loans (b)	1.86%	1.96%	1.90%	2.06%	2.52%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPLs in periods prior to March 31, 2023 also included TDRs. NPAs include nonperforming loans and OREO.

Compared to at March 31, 2023, Peoples' NPAs decreased from 0.58% to 0.48% of total assets. Total loans 90+ days past due and accruing increased at June 30, 2023 compared to at March 31, 2023, mostly due to increases in (i) leases, (ii) premium finance and (iii) residential real estate that were 90+ days past due. During the second quarter of 2023, criticized loans increased $21.1 million, while classified loans increased $17.8 million when compared to at March 31, 2023. The increases in the amounts of criticized loans and classified loans compared to at March 31, 2023 were primarily related to loans acquired in the Limestone Merger.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Non-interest-bearing deposits (a)	$1,682,634	$1,555,064	$1,589,402	$1,635,953	$1,661,865
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,225,646	1,085,169	1,160,182	1,162,012	1,143,010
Savings accounts	1,116,622	1,024,638	1,068,547	1,077,383	1,080,053
Retail CDs	950,783	622,091	530,236	544,741	584,259
Money market deposit accounts	718,633	579,106	617,029	624,708	645,242
Governmental deposit accounts	705,596	649,303	625,965	734,734	728,057
Brokered CDs	559,955	273,156	125,580	86,089	86,739
Total interest-bearing deposits	5,277,235	4,233,463	4,127,539	4,229,667	4,267,360
Total deposits	$6,959,869	$5,788,527	$5,716,941	$5,865,620	$5,929,225
Demand deposits as a percent of total deposits	42%	46%	48%	48%	47%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2023, period-end deposit balances increased $1.2 billion, or 20%, compared to at March 31, 2023, primarily driven by deposits acquired in the Limestone Merger which included $821.3 million of interest-bearing deposits and $261.5 million of non-interest-bearing deposits. Excluding Limestone deposit balances, deposits at June 30, 2023 increased $88.6 million compared to at March 31, 2023, primarily due to increases of $241.4 million in brokered CDs, which are primarily used as a source of funding, and of $139.2 million in retail CDs, partially offset by decreases of $133.9 million, $59.9 million, $50.0 million and $41.1 million in non-interest bearing deposits, savings accounts, governmental deposit accounts, and interest-bearing demand deposit accounts, respectively. The decrease in governmental deposit accounts was due to the seasonality of the balances, which are typically higher in the first quarter and third quarter of each year.
Excluding Limestone deposit balances, period-end deposit balances at June 30, 2023 decreased $52.1 million compared to at June 30, 2022. The decrease was primarily driven by decreases of $240.7 million, $128.7 million, $115.3 million, $98.9 million and $73.4 million in non-interest bearing deposits, governmental deposit accounts, savings accounts, interest-bearing demand deposit accounts and money market deposit accounts, respectively. Partially offsetting these decreases in deposit balances, excluding the deposits acquired in the Limestone Merger, were increases of $427.9 million in brokered CDs and of $177.1 million in retail CDs.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest equal to the three-month LIBOR rate through June 30, 2023, after which point three-month LIBOR shall cease publication, and Peoples will pay a fixed rate equal to term SOFR, which offsets the rate on the brokered CDs. As of June 30, 2023, Peoples had twelve effective interest rate swaps, with an aggregate notional value of $115.0 million, which were designated as cash flow hedges of overnight brokered CDs and are expected to be extended every 90 days through the maturity dates of the interest rate swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Short-term borrowings:
Overnight borrowings	$444,000	$390,000	$400,000	$(5,000)	$—
FHLB 90-day advances	—	—	—	40,000	40,000
Retail repurchase agreements	125,935	100,670	100,138	98,611	286,442
Total short-term borrowings	$569,935	$490,670	$500,138	$133,611	$326,442
Long-term borrowings:
FHLB advances	$33,755	$33,941	$34,158	$34,662	$35,348
Vantage non-recourse debt	41,963	47,864	53,147	55,781	74,622
Other long-term borrowings	47,861	13,824	13,788	13,753	13,717
Total long-term borrowings	$123,579	$95,629	$101,093	$104,196	$123,687
Total borrowed funds	$693,514	$586,299	$601,231	$237,807	$450,129
Total borrowed funds which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at June 30, 2023 increased compared to at March 31, 2023, due to higher overnight borrowings and an increase in other long-term borrowings assumed in the Limestone Merger. Total short-term borrowings at June 30, 2023 increased when compared to at June 30, 2022 due to there being outstanding FHLB overnight borrowings of $444.0 million at June 30, 2023, while there were no FHLB overnight borrowings at June 30, 2022.
Capital/Stockholders’ Equity
At June 30, 2023, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2023, Peoples had a capital conservation buffer of 4.92%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Capital Amounts:
Common Equity Tier 1	$728,892	$624,292	$604,566	$584,880	$564,708
Tier 1	776,753	638,116	618,354	598,633	578,425
Total (Tier 1 and Tier 2)	828,910	682,477	662,421	643,189	622,516
Net risk-weighted assets	$6,417,511	$5,110,318	$5,071,240	$4,955,627	$4,857,818
Capital Ratios:
Common Equity Tier 1	11.36%	12.22%	11.92%	11.80%	11.62%
Tier 1	12.10%	12.49%	12.19%	12.08%	11.91%
Total (Tier 1 and Tier 2)	12.92%	13.35%	13.06%	12.98%	12.81%
Tier 1 leverage ratio	9.64%	9.02%	8.92%	8.64%	8.38%
Peoples' risk-risk based capital ratios deteriorated during the second quarter of 2023 when compared to at March 31, 2023 and at December 31, 2022 due to the impact of the intangible assets and the goodwill recognized for the Limestone Merger as well as dividends paid, partially offset by net income during the second quarter of 2023. The common equity tier 1 risk-based capital ratio at June 30, 2023 decreased compared to at September 30, 2022 and at June 30, 2022 due to the common shares issued in the Limestone Merger. Peoples' other risk-based capital ratios improved compared to at September 30, 2022 and at June 30, 2022 due to higher net income, the effect of which was partially offset by the impact as consideration in the Limestone Merger and dividends paid.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Tangible equity:
Total stockholders' equity	$998,907	$819,543	$785,328	$760,511	$786,824
Less: goodwill and other intangible assets	413,172	324,562	326,329	328,428	328,132
Tangible equity	$585,735	$494,981	$458,999	$432,083	$458,692
Tangible assets:
Total assets	$8,786,635	$7,311,520	$7,207,304	$7,005,854	$7,278,292
Less: goodwill and other intangible assets	413,172	324,562	326,329	328,428	328,132
Tangible assets	$8,373,463	$6,986,958	$6,880,975	$6,677,426	$6,950,160
Tangible book value per common share:
Tangible equity	$585,735	$494,981	$458,999	$432,083	$458,692
Common shares outstanding	35,374,916	28,488,158	28,287,837	28,278,078	28,290,115
Tangible book value per common share	$16.56	$17.37	$16.23	$15.28	$16.21
Tangible equity to tangible assets ratio:
Tangible equity	$585,735	$494,981	$458,999	$432,083	$458,692
Tangible assets	$8,373,463	$6,986,958	$6,880,975	$6,677,426	$6,950,160
Tangible equity to tangible assets	7.00%	7.08%	6.67%	6.47%	6.60%
Tangible book value per common share decreased to $16.56 at June 30, 2023, compared to $17.37 at March 31, 2023. The change in tangible book value per common share was due to the 6.8 million common shares issued as consideration in the Limestone Merger. Tangible book value per common share at June 30, 2023 increased compared to at June 30, 2022 primarily due to net income over the last twelve months, which was partially offset by an increase in accumulated other comprehensive loss as well as the impact of the common shares issued in the Limestone Merger mentioned above.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. In light of recent bank failures, Peoples revisited the model assumptions, and determined the methods used by the ALCO to assess IRR remain appropriate and are largely unchanged from those disclosed in Peoples' 2022 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated (Decrease) Increase in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
300	$(128)	—%	$13,000	4.4%	$(176,587)	(10.4)%	$(82,959)	(5.4)%
200	(42)	—%	8,716	3.0%	(120,035)	(7.1)%	(55,809)	(3.6)%
100	(5)	—%	4,380	1.5%	(60,439)	(3.6)%	(28,157)	(1.8)%
(100)	(1,446)	(0.4)%	(11,404)	(3.9)%	54,365	3.2%	(21,124)	(1.4)%
(200)	(8,172)	(2.4)%	(27,659)	(9.4)%	77,088	4.5%	(80,484)	(5.2)%
(300)	(18,723)	(5.6)%	(43,728)	(14.8)%	44,759	2.6%	(152,152)	(9.8)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2023, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At June 30, 2023, the bear steepener scenario produced an increase in net interest income of 0.10% and a decline in the economic value of equity of 1.70%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and a higher net interest margin. At June 30, 2023, the bear flattener scenario produced a decline of 1.10% to net interest income and a decline in the economic value of equity of 1.60%.
As of June 30, 2023, the yield curve was inverted. A notable non-parallel shift scenario would be a continued increase in short-term interest rates relative to long-term interest rates in which the yield curve would further invert. As of June 30, 2023, this inversion scenario would have resulted in a decline of 1.1008% to net interest income and a decrease in the economic value of equity of 1.60%. Peoples was within its policy limitations for this alternative scenario as of June 30, 2023, which set the maximum allowable downside exposure as 5.0% of net interest income and 10.0% of the economic value of equity.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2023, Peoples had entered into twelve interest rate swap contracts with an aggregate notional value of $115.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2023, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2022 was largely attributable to increased effective duration within the investment securities portfolio.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. In light of recent bank failures, Peoples revisited the model assumptions, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain appropriate and are largely unchanged from those disclosed in Peoples' 2022 Form 10-K.
At June 30, 2023, Peoples Bank had liquid assets of $264 million, which represented 2.7% of total assets and unfunded loan commitments. Peoples also had an additional $237 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Home equity lines of credit	$208,805	$201,692	$197,995	$194,685	$188,803
Unadvanced construction loans	293,662	241,225	270,229	320,825	237,129
Other loan commitments	597,285	717,149	730,015	653,384	566,624
Loan commitments	$1,099,752	$1,160,066	$1,198,239	$1,168,894	$992,556
Standby letters of credit	$14,760	$15,046	$15,451	$15,096	$15,977
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2022 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results. In the first six months of 2023, management identified the following additional risk factors:
Business Operations Risks
•Peoples could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, profitability, and viability as a going concern.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution's ability to satisfy its obligations to depositors. Peoples seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If Peoples becomes unable to obtain funds when needed, it could have a material adverse effect on Peoples' business, financial condition, and results of operations.
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
•Peoples may experience one or more security breaches through one or more technological systems.
Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise to Peoples' information security could impair Peoples' reputation and deter Peoples' clients from using banking services. Information security breaches can also disrupt the operation of information systems on which Peoples and its customers depend, adversely affecting business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. Peoples relies on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through Peoples' computer systems and network infrastructure.
Peoples associates also confront the risk of being compromised by emails sent by perpetrators posing as company executives or vendors in order to dupe Peoples' personnel into sending large sums of money to accounts controlled by the perpetrators. Peoples requires all employees to complete annual information security awareness training to increase their awareness of these risks and to engage them in mitigation efforts. If these precautions are not sufficient to protect Peoples' systems from data breaches or compromises, Peoples' reputation and business could be adversely affected.
Peoples depends on the services of a variety of third-party vendors to meet data processing and communication needs, and Peoples has contracted with third parties to run their proprietary software on Peoples' behalf. While Peoples performs reviews of security controls instituted by the vendor in accordance with industry standards and institutes Peoples' own internal security controls, Peoples relies on continued maintenance of the controls by the outside party to safeguard customer data.
Additionally, Peoples issues debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to Peoples' clients exposes it to potential losses which, in the event of a data breach at one or more major retailers may adversely affect Peoples' business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended June 30, 2023:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2023	5,520	(2)(3)	$25.70	(2)(3)	—	$22,606,290
May 1 – 31, 2023	—		$—		—	$22,606,290
June 1 – 30, 2023	1,116	(2)	$26.81	(2)	—	$22,606,290
Total	6,636		$25.89		—	$22,606,290
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended June 30, 2023.
(2)Information reported includes 2,634 common shares and 1,116 common shares purchased in open market transactions during April 2023 and June 2023, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 2,886 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during April 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)The following details the activity in respect of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended June 30, 2023:

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Total Common Shares to be Sold	Expiration Date
Carol A. Schneeberger (Director)	Adopt	April 28, 2023	X	12,000	August 8, 2024

*Intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2	Description of Common Shares of Peoples Bancorp Inc.	Filed herewith

10.1	Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan	Incorporated herein by reference to Exhibit 99.1 to Peoples' Current Report on Form 8-K dated and filed on May 2, 2023 (File No. 0-16772)

10.2	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023	Filed herewith

10.3	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to July 26, 2023	Filed herewith

10.4	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after July 26, 2023	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 (Unaudited) and at December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the three months and the six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and the six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months and the six months ended June 30, 2023 and 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	August 3, 2023	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	August 3, 2023	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer