Form 10-Q
period 2023-09-30
PEOPLES BANCORP INC
filed 2023-11-02
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,364,250 common shares, without par value, at October 31, 2023.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$108,107	$94,679
Interest-bearing deposits in other banks	191,002	59,343
Total cash and cash equivalents	299,109	154,022
Available-for-sale investment securities, at fair value (amortized cost of $1,211,794 at September 30, 2023 and $1,300,719 at December 31, 2022) (a)	1,018,581	1,131,399
Held-to-maturity investment securities, at amortized cost (fair value of $569,888 at September 30, 2023 and $478,509 at December 31, 2022) (a)	675,409	560,212
Other investment securities	66,332	51,609
Total investment securities (a)	1,760,322	1,743,220
Loans and leases, net of deferred fees and costs (b)	6,084,390	4,707,150
Allowance for credit losses	(62,924)	(53,162)
Net loans and leases (c)	6,021,466	4,653,988
Loans held for sale	2,699	2,140
Bank premises and equipment, net of accumulated depreciation	103,877	82,934
Bank owned life insurance	139,554	105,292
Goodwill	355,106	292,397
Other intangible assets	53,388	33,932
Other assets	207,013	139,379
Total assets	$8,942,534	$7,207,304
Liabilities
Deposits:
Non-interest-bearing	$1,569,095	$1,589,402
Interest-bearing	5,468,423	4,127,539
Total deposits	7,037,518	5,716,941
Short-term borrowings	585,437	500,138
Long-term borrowings	173,312	101,093
Accrued expenses and other liabilities	153,048	103,804
Total liabilities	7,949,315	6,421,976
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2023 or at December 31, 2022	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,723,893 shares issued at September 30, 2023 and 29,857,920 shares issued at December 31, 2022, including at each date shares held in treasury	864,010	686,450
Retained earnings	307,534	265,936
Accumulated other comprehensive loss, net of deferred income taxes	(143,796)	(127,136)
Treasury stock, at cost, 1,412,650 shares at September 30, 2023 and 1,643,461 shares at December 31, 2022	(34,529)	(39,922)
Total stockholders’ equity	993,219	785,328
Total liabilities and stockholders’ equity	$8,942,534	$7,207,304
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $238, respectively, at September 30, 2023, and $0 and $241, respectively, at December 31, 2022.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Interest and fees on loans and leases	$109,024	$61,370	$272,634	$168,334
Interest and dividends on taxable investment securities	12,635	7,559	36,409	20,576
Interest on tax-exempt investment securities	1,133	1,095	3,254	3,136
Other interest income	801	847	1,862	1,306
Total interest income	123,593	70,871	314,159	193,352
Interest expense:
Interest on deposits	22,482	2,316	42,546	6,383
Interest on short-term borrowings	5,169	393	14,940	992
Interest on long-term borrowings	2,668	1,111	5,668	3,148
Total interest expense	30,319	3,820	63,154	10,523
Net interest income	93,274	67,051	251,005	182,829
Provision for (recovery of) credit losses	4,053	1,776	13,889	(5,811)
Net interest income after provision for (recovery of) credit losses	89,221	65,275	237,116	188,640
Non-interest income:
Electronic banking income	6,466	5,261	18,375	15,933
Insurance income	4,250	3,618	13,679	11,995
Trust and investment income	4,288	3,954	12,786	12,476
Deposit account service charges	4,516	3,833	12,192	10,817
Lease (loss) income	(66)	1,725	2,730	2,931
Bank owned life insurance income	1,375	694	2,924	1,922
Mortgage banking income	237	328	740	1,116
Net loss on asset disposals and other transactions	(307)	(35)	(2,218)	(314)
Net (loss) gain on investment securities	(7)	21	(2,108)	107
Other non-interest income	2,452	967	4,179	2,819
Total non-interest income	23,204	20,366	63,279	59,802
Non-interest expense:
Salaries and employee benefit costs	36,608	28,618	106,661	83,932
Net occupancy and equipment expense	5,501	4,813	15,836	14,669
Professional fees	3,456	2,832	13,775	8,784
Data processing and software expense	6,288	3,279	15,578	9,228
Amortization of other intangible assets	3,280	2,023	7,951	5,765
Electronic banking expense	1,836	2,648	5,159	8,134
Marketing expense	1,267	1,136	3,554	2,991
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,260	709	3,525	2,921
Franchise tax expense	772	1,075	2,678	2,941
Communication expense	752	599	2,089	1,873
Other loan expenses	856	511	2,133	1,788
Other non-interest expense	9,820	4,010	19,859	10,755
Total non-interest expense	71,696	52,253	198,798	153,781
Income before income taxes	40,729	33,388	101,597	94,661
Income tax expense	8,847	7,410	22,059	20,218
Net income	$31,882	$25,978	$79,538	$74,443
Earnings per common share - basic	$0.91	$0.93	$2.49	$2.65
Earnings per common share - diluted	$0.90	$0.92	$2.47	$2.65
Weighted-average number of common shares outstanding - basic	34,818,346	27,865,416	31,771,061	27,929,720
Weighted-average number of common shares outstanding - diluted	35,061,897	27,973,255	31,977,486	28,009,263
Cash dividends declared	$13,793	$10,753	$37,940	$31,686
Cash dividends declared per common share	$0.39	$0.38	$1.16	$1.12

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$31,882	$25,978	$79,538	$74,443
Other comprehensive loss:
Available-for-sale investment securities:
Gross unrealized holding loss arising during the period	(34,330)	(57,911)	(26,002)	(172,195)
Related tax benefit	7,671	13,484	6,178	40,170
Reclassification adjustment for net loss (gain) included in net income	7	(21)	2,108	(107)
Related tax benefit (expense)	3	5	(492)	25
Net effect on other comprehensive loss	(26,649)	(44,443)	(18,208)	(132,107)
Defined benefit plan:
Net (loss) gain arising during the period	(244)	203	(244)	264
Related tax benefit (expense)	57	(48)	57	(62)
Amortization of unrecognized loss and service cost on benefit plans	—	23	9	61
Related tax benefit	—	(5)	(2)	(14)
Reclassification from accumulated other comprehensive income ("AOCI")	2,424	139	2,424	139
Related tax benefit	(566)	(32)	(566)	(32)
Net effect on other comprehensive loss	1,671	280	1,678	356
Cash flow hedges:
Net gain (loss) arising during the period	118	3,388	(165)	10,948
Related tax (expense) benefit	(16)	(789)	35	(2,501)
Net effect on other comprehensive loss	102	2,599	(130)	8,447
Total other comprehensive loss, net of tax	(24,876)	(41,564)	(16,660)	(123,304)
Total comprehensive income (loss)	$7,006	$(15,586)	$62,878	$(48,861)

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907
Net income	—	31,882	—	—	31,882
Other comprehensive loss, excluding pension termination settlement, net of tax	—	—	(26,734)	—	(26,734)
Pension termination settlement, net of tax			1,858		1,858
Cash dividends declared	—	(13,793)		—	(13,793)
Reissuance of treasury stock for common share awards	(314)	—	—	314	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(391)	(391)
Common shares issued under dividend reinvestment plan	284	—	—	—	284
Common shares issued under compensation plan for Boards of Directors	6	—	—	133	139
Common shares issued under employee stock purchase plan	—	—	—	(7)	(7)
Stock-based compensation	1,074	—	—	—	1,074
Balance, September 30, 2023	$864,010	$307,534	$(143,796)	$(34,529)	$993,219

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	79,538	—	—	79,538
Other comprehensive loss excluding pension termination settlement, net of tax	—	—	(18,518)	—	(18,518)
Pension termination settlement, net of tax			1,858		1,858
Cash dividends declared	—	(37,940)	—	—	(37,940)
Reissuance of treasury stock for common share awards	(5,724)	—	—	5,724	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,445)	(1,445)
Common shares issued under dividend reinvestment plan	1,036	—	—	—	1,036
Common shares issued under compensation plan for Boards of Directors	25	—	—	385	410
Common shares issued under employee stock purchase plan	61	—	—	614	675
Stock-based compensation	4,233	—	—	—	4,233
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, September 30, 2023	$864,010	$307,534	$(143,796)	$(34,529)	$993,219

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2022	$684,416	$234,608	$(93,359)	$(38,841)	$786,824
Net income	—	25,978	—	—	25,978
Other comprehensive loss, net of tax	—	—	(41,564)	—	(41,564)
Cash dividends declared	—	(10,753)	—	—	(10,753)
Reissuance of treasury stock for common share awards	(219)	—	—	219	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(235)	(235)
Common shares repurchased under share repurchase program then in effect	—	—	—	(1,168)	(1,168)
Common shares issued under dividend reinvestment plan	320	—	—	—	320
Common shares issued under compensation plan for Boards of Directors	20	—	—	106	126
Common shares issued under employee stock purchase plan	34	—	—	169	203
Stock-based compensation	780	—	—	—	780
Balance, September 30, 2022	$685,351	$249,833	$(134,923)	$(39,750)	$760,511

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	74,443	—	—	74,443
Other comprehensive loss, net of tax	—	—	(123,304)	—	(123,304)
Cash dividends declared	—	(31,686)	—	—	(31,686)
Reissuance of treasury stock for common share awards	(4,944)	—	—	4,944	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,671)	(1,671)
Common shares repurchased under share repurchase program then in effect	—	—	—	(7,155)	(7,155)
Common shares issued under dividend reinvestment plan	921	—	—	—	921
Common shares issued under compensation plan for Boards of Directors	64	—	—	314	378
Common shares issued under employee stock purchase plan	95	—	—	454	549
Stock-based compensation	2,933	—	—	—	2,933
Balance, September 30, 2022	$685,351	$249,833	$(134,923)	$(39,750)	$760,511

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
Net cash provided by operating activities	$113,085	$102,500
Investing activities:
Available-for-sale investment securities:
Purchases	(33,380)	(237,930)
Proceeds from sales	166,919	8,730
Proceeds from principal payments, calls and prepayments	115,963	155,070
Held-to-maturity investment securities:
Purchases	(187,487)	(51,060)
Proceeds from principal payments	72,396	16,080
Other investment securities:
Purchases	(24,768)	(11,110)
Proceeds from sales	15,681	5,885
Net (increase) decrease in loans held for investment	(285,202)	36,158
Net expenditures for premises and equipment	(10,620)	(7,008)
Proceeds from sales of other real estate owned	129	572
Purchase of bank owned life insurance	—	(30,000)
Proceeds from bank owned life insurance contracts	—	689
Business acquisitions, net of cash received (paid)	92,952	(85,791)
Investment in limited partnership and tax credit funds	(1,699)	(1,857)
Net cash used in investing activities	(79,116)	(201,572)
Financing activities:
Net decrease in non-interest-bearing deposits	(283,034)	(5,469)
Net increase in interest-bearing deposits	369,629	8,919
Net increase (decrease) in short-term borrowings	25,299	(37,916)
Proceeds from long-term borrowings	70,085	19,001
Payments on long-term borrowings	(32,515)	(116,354)
Cash dividends paid	(37,899)	(31,704)
Purchase of treasury stock under share repurchase program	—	(7,155)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,445)	(1,671)
Proceeds from issuance of common shares	998	878
Net cash provided by (used in) financing activities	111,118	(171,471)
Net increase (decrease) in cash and cash equivalents	145,087	(270,543)
Cash and cash equivalents at beginning of period	154,022	415,727
Cash and cash equivalents at end of period	$299,109	$145,184

Supplemental cash flow information:
Interest paid	$57,033	$11,006
Income taxes paid	29,636	1,947
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	31	55
Noncash recognition of new leases	4,428	27
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2022 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after September 30, 2023 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2022, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2022 Form 10-K.
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
Accounting Standards Update ("ASU") 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update was effective from March 12, 2020 through December 31, 2022. The FASB further updated the guidance with ASU 2022-06, which deferred the sunset date of ASC Topic 848, Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. ASU 2020-04 was early adopted by Peoples as of September 30, 2021, which reduced the accounting burden of assessing contracts impacted by reference rate reform. Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to London Inter-Bank Offered Rate ("LIBOR") changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Peoples ceased originating LIBOR-based products after December 31, 2021 and began originating SOFR-indexed products. Any LIBOR-based products originated prior to December 31, 2021, but maturing after June 30, 2023, have been amended to reference SOFR-indexed rates as of July 1, 2023. The transition did not have a material impact on Peoples' consolidated financial statements.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2023			December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$42,466	$—	$—	$152,422	$—	$—
U.S. government sponsored agencies	—	103,932	—	—	88,115	—
States and political subdivisions	—	220,460	—	—	225,882	—
Residential mortgage-backed securities	—	593,104	—	—	604,653	—
Commercial mortgage-backed securities	—	50,840	—	—	50,049	—
Bank-issued trust preferred securities	—	5,927	1,852	—	10,278	—
Total available-for-sale securities	$42,466	$974,263	$1,852	$152,422	$978,977	$—
Equity investment securities (a)	155	239	—	147	199	—
Derivative assets (b)	—	34,709	—	—	34,123	—
Liabilities:
Derivative liabilities (c)	$—	$29,491	$—	$—	$28,529	$—
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, SOFR (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). As of September 30, 2023, Peoples had one available-for-sale investment security for which quoted market prices or observable market data was unavailable. Therefore, a broker estimated market value based on the price an interested buyer would be willing to pay was used to estimate the fair value (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services or broker in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2023 and December 31, 2022.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2023		December 31, 2022
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$508	$—	$10,354
Loans held for sale (a)	$1,443	$—	$1,254	$—
Other real estate owned	$—	$32	$—	$55
(a) Loans held for sale are presented gross of a valuation allowance of $237 and $105 at September 30, 2023 and at December 31, 2022, respectively.

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
Other Real Estate Owned ("OREO"): OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches, including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$299,109	$299,109	$154,022	$154,022
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	174,699	160,985	132,366	123,020
States and political subdivisions (a)	2	144,728	104,810	145,263	108,776
Residential mortgage-backed securities	2	248,627	218,970	176,215	157,998
Commercial mortgage-backed securities	2	102,845	85,123	101,861	85,354
Commercial mortgage-backed securities	3	4,748	—	4,748	3,361
Total held-to-maturity securities		675,647	569,888	560,453	478,509
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	33,808	33,808	26,605	26,605
Federal Reserve Bank ("FRB") stock	N/A	26,897	26,897	21,231	21,231
Banker's Bank of Kentucky ("BBKY") stock	N/A	445	445	355	355
Total other investment securities at cost		61,150	61,150	48,191	48,191
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	2,744	2,744	2,048	2,048
Other investment securities (c)	2	2,044	2,044	1,024	1,024
Total other investment securities		65,938	65,938	51,263	51,263
Loans and leases, net of deferred fees and costs (d)	3	6,084,390	5,808,484	4,707,150	4,516,695
Bank owned life insurance	2	139,554	139,554	105,292	105,292
Liabilities:
Deposits	2	$7,037,518	$5,992,880	$5,716,941	$4,682,491
Short-term borrowings	2	585,437	595,045	500,138	504,584
Long-term borrowings	2	173,312	176,156	101,093	101,992
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $238 and $241 at September 30, 2023 and December 31, 2022, respectively.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2023 and at December 31, 2022, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $62.9 million and $53.2 million at September 30, 2023 and at December 31, 2022, respectively.

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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Obligations of:
U.S. Treasury and government agencies	$45,207	$—	$(2,741)	$42,466
U.S. government sponsored agencies	118,148	—	(14,216)	103,932
States and political subdivisions	263,001	6	(42,547)	220,460
Residential mortgage-backed securities	714,501	725	(122,122)	593,104
Commercial mortgage-backed securities	62,584	—	(11,744)	50,840
Bank-issued trust preferred securities	8,353	1	(575)	7,779
Total available-for-sale securities	$1,211,794	$732	$(193,945)	$1,018,581
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$158,473	$—	$(6,051)	$152,422
U.S. government sponsored agencies	101,753	18	(13,656)	88,115
States and political subdivisions	261,612	12	(35,742)	225,882
Residential mortgage-backed securities	707,025	1,017	(103,389)	604,653
Commercial mortgage-backed securities	61,091	—	(11,042)	50,049
Bank-issued trust preferred securities	10,765	57	(544)	10,278
Total available-for-sale securities	$1,300,719	$1,104	$(170,424)	$1,131,399

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Gross gains realized	$1,101	$29	$1,191	$189
Gross losses realized	(1,108)	(8)	(3,299)	(82)
Net (loss) gain realized	$(7)	$21	$(2,108)	$107
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2023
Obligations of:
U.S. Treasury and government agencies	$15,992	$374	19	$26,476	$2,367	12	$42,468	$2,741
U.S. government sponsored agencies	29,514	450	17	74,418	13,766	17	103,932	14,216
States and political subdivisions	47,093	3,358	106	170,282	39,189	156	217,375	42,547
Residential mortgage-backed securities	68,958	4,928	85	519,488	117,194	238	588,446	122,122
Commercial mortgage-backed securities	7,851	344	9	42,767	11,400	21	50,618	11,744
Bank-issued trust preferred securities	—	—	—	3,925	575	2	3,925	575
Total	$169,408	$9,454	236	$837,356	$184,491	446	$1,006,764	$193,945
December 31, 2022
Obligations of:
U.S. Treasury and government agencies	$112,730	$2,772	13	$39,692	$3,279	11	$152,422	$6,051
U.S. government sponsored agencies	15,166	249	17	66,706	13,407	18	81,872	13,656
States and political subdivisions	60,324	714	114	156,900	35,028	117	217,224	35,742
Residential mortgage-backed securities	104,959	8,087	105	488,452	95,302	139	593,411	103,389
Commercial mortgage-backed securities	1,874	129	2	48,175	10,913	21	50,049	11,042
Bank-issued trust preferred securities	4,400	100	3	3,556	444	2	7,956	544
Total	$299,453	$12,051	254	$803,481	$158,373	308	$1,102,934	$170,424
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At September 30, 2023, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2023, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2023 and December 31, 2022 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.4 million at September 30, 2023 and $7.8 million at December 31, 2022.
At September 30, 2023, approximately 99% of the mortgage-backed securities with a market value that had been at an unrealized loss position for twelve months or more were issued by U.S. government sponsored agencies. The remaining 1%, or five positions, consisted of privately issued mortgage-backed securities with all of the underlying mortgages originated prior to 2004. Of the five positions, no positions had a fair value of less than 90% of their book values. Management analyzed the underlying credit quality of these mortgage-backed securities and concluded the unrealized losses were primarily attributable to the floating rate nature of these investments and the low remaining number of loans underlying these securities. Obligations of the U.S. treasury and government agencies, obligations of U.S. government sponsored agencies, and obligations of states and political subdivisions were issued by the U.S. Treasury Department or other U.S., state or local government agencies or government-sponsored entities. The decline in fair values was attributable to changes in interest rates and not credit quality. Therefore, management does not consider these to be impaired securities.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2023 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2023. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$30,703	$8,439	$6,065	$45,207
U.S. government sponsored agencies	7,929	60,184	32,335	17,700	118,148
States and political subdivisions	18,785	52,478	66,632	125,106	263,001
Residential mortgage-backed securities	1	4,052	61,904	648,544	714,501
Commercial mortgage-backed securities	1,628	12,583	27,254	21,119	62,584
Bank-issued trust preferred securities	—	3,000	3,500	1,853	8,353
Total available-for-sale securities	$28,343	$163,000	$200,064	$820,387	$1,211,794
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$28,284	$8,242	$5,940	$42,466
U.S. government sponsored agencies	7,858	54,328	26,545	15,201	103,932
States and political subdivisions	18,554	48,537	54,148	99,221	220,460
Residential mortgage-backed securities	1	3,845	54,760	534,498	593,104
Commercial mortgage-backed securities	1,621	11,195	21,986	16,038	50,840
Bank-issued trust preferred securities	—	2,942	2,984	1,853	7,779
Total available-for-sale securities	$28,034	$149,131	$168,665	$672,751	$1,018,581
Total weighted-average yield	2.77%	2.27%	2.10%	2.29%	2.27%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2023
Obligations of:
U.S. government sponsored agencies	$174,699	$—	$—	$(13,714)	$160,985
States and political subdivisions	144,728	(238)	84	(39,764)	104,810
Residential mortgage-backed securities	248,627	—	85	(29,742)	218,970
Commercial mortgage-backed securities	107,593	—	—	(22,470)	85,123
Total held-to-maturity securities	$675,647	$(238)	$169	$(105,690)	$569,888
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$132,366	$—	$130	$(9,476)	$123,020
States and political subdivisions	145,263	(241)	162	(36,408)	108,776
Residential mortgage-backed securities	176,215	—	244	(18,461)	157,998
Commercial mortgage-backed securities	106,609	—	—	(17,894)	88,715
Total held-to-maturity securities	$560,453	$(241)	$536	$(82,239)	$478,509
There were no sales of held-to-maturity securities during either of the nine months ended September 30, 2023 or 2022.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored agencies investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both September 30, 2023, and December 31, 2022.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2023
Obligations of:
U.S. government sponsored agencies	$111,592	$3,708	22	49,393	10,006	16	$160,985	$13,714
States and political subdivisions	—	—	—	101,560	39,764	67	101,560	39,764
Residential mortgage-backed securities	130,966	9,176	38	80,612	20,566	26	211,578	29,742
Commercial mortgage-backed securities	21,396	3,599	8	63,727	18,871	30	85,123	22,470
Total	$263,954	$16,483	68	$295,292	$89,207	139	$559,246	$105,690
December 31, 2022
Obligations of:
U.S. government sponsored agencies	$59,905	$651	17	29,306	8,825	9	$89,211	$9,476
States and political subdivisions	3,590	1,072	3	101,863	35,336	64	105,453	36,408
Residential mortgage-backed securities	71,582	2,904	21	72,862	15,557	18	144,444	18,461
Commercial mortgage-backed securities	26,869	650	8	61,846	17,244	29	88,715	17,894
Total	$161,946	$5,277	49	$265,877	$76,962	120	$427,823	$82,239
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at September 30, 2023. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% at September 30, 2023. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	4,629	$18,660	$67,032	$84,378	$174,699
States and political subdivisions	—	5,218	9,392	130,118	144,728
Residential mortgage-backed securities	—	646	4,453	243,528	248,627
Commercial mortgage-backed securities	6,562	9,466	37,564	54,001	107,593
Total held-to-maturity securities	$11,191	$33,990	$118,441	$512,025	$675,647
Fair value
Obligations of:
U.S. government sponsored agencies	4,584	$17,800	$65,196	$73,405	$160,985
States and political subdivisions	—	5,157	7,706	91,947	104,810
Residential mortgage-backed securities	—	626	3,736	214,608	218,970
Commercial mortgage-backed securities	6,474	7,793	30,487	40,369	85,123
Total held-to-maturity securities	$11,058	$31,376	$107,125	$420,329	$569,888
Total weighted-average yield	2.32%	1.64%	4.04%	3.43%	3.43%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2023	December 31, 2022
FHLB stock	$33,808	$26,605
FRB stock	26,897	21,231
Nonqualified deferred compensation	2,744	2,048
Equity investment securities	394	346
Other investment securities	2,489	1,379
Total other investment securities	$66,332	$51,609
During the nine months ended September 30, 2023, Peoples redeemed $15.6 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $17.2 million of additional FHLB stock during the nine months ended September 30, 2023, as a result of the FHLB's capital requirements on FHLB advances during the first nine months.
For the three months ended September 30, 2023 and 2022, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized loss of $58,000 and an unrealized gain of $6,000, respectively. For the nine months ended September 30, 2023 and 2022, Peoples recognized an unrealized loss of $175,000 and an unrealized loss of $12,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income".
At September 30, 2023, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at September 30, 2023.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2023	December 31, 2022

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$745,164	$779,244
Held-to-maturity	523,317	312,921
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,520	3,972
Held-to-maturity	1,254	128,870
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Construction	$374,016	$246,941
Commercial real estate, other	2,189,984	1,423,518
Commercial and industrial	1,128,809	892,634
Premium finance	189,251	159,197
Leases	402,635	345,131
Residential real estate	791,965	723,360
Home equity lines of credit	203,940	177,858
Consumer, indirect	668,371	629,426
Consumer, direct	134,562	108,363
Deposit account overdrafts	857	722
Total loans, at amortized cost	$6,084,390	$4,707,150
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $22.2 million at September 30, 2023 and $15.4 million at December 31, 2022.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$12	$—
Commercial real estate, other	3,661	487	12,121	167
Commercial and industrial	3,116	67	3,462	130
Premium finance	—	1,581	—	504
Leases	7,929	6,007	3,178	3,041
Residential real estate	8,454	736	9,496	917
Home equity lines of credit	1,026	177	820	58
Consumer, indirect	1,904	47	2,176	—
Consumer, direct	97	15	208	25
Total loans, at amortized cost	$26,187	$9,117	$31,473	$4,842
(a) There were $0.5 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2023 and $1.4 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2022.
During the first nine months of 2023, nonaccrual loans declined compared to at December 31, 2022, which was primarily due to three large relationships totaling $8.0 million of commercial real estate loans which were paid off in the third quarter. This was partially offset by an increase in nonaccrual leases during the first nine months of 2023. The increase in accruing loans 90+ days past due at September 30, 2023 when compared to at December 31, 2022, was primarily due to increases of approximately $3.0 million and $1.1 million in leases and premium finance loans, respectively.
The amount of interest income recognized on accruing loans 90+ days past due during the nine months ended September 30, 2023 was $0.9 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2023
Construction	$—	$—	$—	$—	$374,016	$374,016
Commercial real estate, other	1,059	322	2,970	4,351	2,185,633	2,189,984
Commercial and industrial	733	2,513	3,171	6,417	1,122,392	1,128,809
Premium finance	781	686	1,581	3,048	186,203	189,251
Leases	4,057	9,036	13,937	27,030	375,605	402,635
Residential real estate	3,286	2,924	4,091	10,301	781,664	791,965
Home equity lines of credit	1,637	239	795	2,671	201,269	203,940
Consumer, indirect	5,663	1,090	816	7,569	660,802	668,371
Consumer, direct	441	96	53	590	133,972	134,562
Deposit account overdrafts	—	—	—	—	857	857
Total loans, at amortized cost	$17,657	$16,906	$27,414	$61,977	$6,022,413	$6,084,390
December 31, 2022
Construction	$196	$161	$9	$366	$246,575	$246,941
Commercial real estate, other	2,279	1,051	10,370	13,700	1,409,818	1,423,518
Commercial and industrial	2,522	289	3,449	6,260	886,374	892,634
Premium finance	646	816	504	1,966	157,231	159,197
Leases	6,074	1,921	6,218	14,213	330,918	345,131
Residential real estate	10,113	2,128	5,519	17,760	705,600	723,360
Home equity lines of credit	987	149	552	1,688	176,170	177,858
Consumer, indirect	5,866	1,048	921	7,835	621,591	629,426
Consumer, direct	703	70	108	881	107,482	108,363
Deposit account overdrafts	—	—	—	—	722	722
Total loans, at amortized cost	$29,386	$7,633	$27,650	$64,669	$4,642,481	$4,707,150
Delinquency trends improved slightly, as 99.0% of Peoples' loan portfolio was considered “current” at September 30, 2023, compared to 98.6% at December 31, 2022.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Loans pledged to FHLB	$1,245,235	$783,843
Loans pledged to FRB	366,754	339,005
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2022 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2023:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Construction
Pass	$49,218	$166,000	$103,935	$28,902	$8,931	$14,073	$—	$—	$371,059
Special mention	—	—	—	—	—	125	—	—	125
Substandard	1,200	1,598	—	—	—	34	—	—	2,832
Total	50,418	167,598	103,935	28,902	8,931	14,232	—	—	374,016
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	159,774	296,172	377,054	238,765	273,896	705,640	32,428	194	2,083,729
Special mention	1,000	7,374	1,950	4,303	5,178	17,863	947	45	38,615
Substandard	315	1,430	7,268	10,669	2,404	44,954	590	—	67,630
Doubtful	—	—	—	—	—	10	—	—	10
Total	161,089	304,976	386,272	253,737	281,478	768,467	33,965	239	2,189,984
Current period gross charge-offs	—	—	—	39	—	279			318
Commercial and industrial
Pass	129,859	188,569	221,410	88,762	68,408	132,029	222,517	56	1,051,554
Special mention	788	12,298	68	9,439	2,051	8,132	13,842	7,500	46,618
Substandard	34	6,477	5,286	5,764	1,723	6,976	4,193	142	30,453
Doubtful	—	—	—	—	—	184	—	—	184
Total	130,681	207,344	226,764	103,965	72,182	147,321	240,552	7,698	1,128,809

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	13	—	198			211
Premium finance
Pass	181,786	7,462	3	—	—	—	—	—	189,251
Total	181,786	7,462	3	—	—	—	—	—	189,251
Current period gross charge-offs	2	76	1	—	—	—			79
Leases
Pass	176,044	126,255	59,878	19,171	7,122	1,786		—	390,256
Special mention	420	1,251	1,384	76	25	11			3,167
Substandard	1,410	3,461	3,116	483	322	420			9,212
Total	177,874	130,967	64,378	19,730	7,469	2,217	—	—	402,635
Current period gross charge-offs	90	625	850	218	165	30			1,978
Residential real estate
Pass	54,423	93,514	143,794	59,432	48,436	381,826	—	—	781,425
Special mention	—	—	—	—	—	111	—	—	111
Substandard	—	244	336	141	612	9,044	—	—	10,377
Loss	—	—	—	—	—	52	—	—	52
Total	54,423	93,758	144,130	59,573	49,048	391,033	—	—	791,965
Current period gross charge-offs	—	—	—	—	—	150			150
Home equity lines of credit
Pass	29,743	43,501	33,323	20,296	14,878	60,657	80	1,292	202,478
Substandard	81	40	87	21	91	1,130	—	—	1,450
Loss	—	—	—	—	—	12	—	—	12
Total	29,824	43,541	33,410	20,317	14,969	61,799	80	1,292	203,940
Current period gross charge-offs	—	—	—	—	—	106			106
Consumer, indirect
Pass	202,590	246,044	108,067	67,475	22,157	19,331	—	—	665,664
Substandard	169	704	803	510	211	235	—	—	2,632
Loss	16	39	9	11	—	—	—	—	75
Total	202,775	246,787	108,879	67,996	22,368	19,566	—	—	668,371
Current period gross charge-offs	251	1,488	665	207	59	126			2,796
Consumer, direct
Pass	54,619	41,130	20,085	9,714	3,854	4,850	—	—	134,252

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans		Total Loans
Substandard	—	30	84	45	24	114	—	—	297
Loss	—	—	—	—	—	13	—	—	13
Total	54,619	41,160	20,169	9,759	3,878	4,977	—	—	134,562
Current period gross charge-offs	18	99	32	84	14	27			274
Deposit account overdrafts	857	—	—	—	—	—	—	—	857
Current period gross charge-offs	809	—	—	—	—	—			809
Total loans, at amortized cost	1,044,346	1,243,593	1,087,940	563,979	460,323	1,409,612	274,597	9,229	6,084,390
Total current period gross charge-offs	$1,170	$2,288	$1,557	$561	$238	$916			$6,730
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
•Residential real estate loans are typically secured by first mortgages, and in some cases could be secured by a second mortgage, on residential real estate property.
•Home equity lines of credit are generally secured by second mortgages on residential real estate property.
•Consumer loans are generally secured by automobiles, motorcycles, recreational vehicles and other personal property. Some consumer loans are unsecured and have no underlying collateral.
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.

The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial real estate, other	—	8,362
Commercial and industrial	—	1,456
Residential real estate	508	536
Total collateral dependent loans	$508	$10,354
The decrease in collateral dependent loans at September 30, 2023, compared to December 31, 2022, was primarily due to three large-relationships that were paid in full during the nine months ended September 30, 2023.
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
The following tables display the amortized cost of loans that were restructured during the three months and the nine months ended September 30, 2023, presented by loan classification.

During the Three Months Ended September 30, 2023

(Dollars in thousands)	Term Extension	Total	Percentage of Total by Loan Category(a)(b)
Commercial real estate	$901	$901	0.04%
Commercial and industrial	2,352	2,352	0.21%
Residential real estate	25	25	—%
Home equity lines of credit	52	52	0.03%
Total	$3,330	$3,330	0.05%

During the Nine Months Ended September 30, 2023
	Payment Delay (Only)			Forbearance Plan and Term Extension		Percentage of Total by Loan Category(a)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension		Total
Construction	$—	$1,598	$—	$—	$1,598	0.43%
Commercial real estate	189	—	1,089	—	1,278	0.06%
Commercial and industrial	—	—	5,130	293	5,423	0.48%
Residential real estate	—	—	243	—	243	0.03%
Home equity lines of credit	—	—	203	—	203	0.10%
Total	$189	$1,598	$6,665	$293	$8,745	0.14%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.

The following tables summarize the financial impacts of loan modifications and payment deferrals made to loans during the three months and the nine months ended September 30, 2023, presented by loan classification.

During the Three Months Ended September 30, 2023
	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial real estate	4	$—
Commercial and industrial	4	—
Residential real estate	240	—
Home equity lines of credit	217	—

During the Nine Months Ended September 30, 2023
	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial real estate	6	$—
Commercial and industrial	5	—
Residential real estate	213	8,072
Home equity lines of credit	189	—
Consumer, indirect	2	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following table displays the amortized cost of loans that received a completed modification or payment deferral on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through September 30, 2023, and that defaulted in the period presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification through September 30, 2023.

For the Nine Months Ended September 30, 2023
	Payment Delay as a Result of a Payment Deferral (Only)	Total
Commercial and industrial	$245	$245
Consumer, indirect	$11	$11
Total loans that subsequently defaulted	$256	$256

(1) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

The following table displays an aging analysis of loans that were modified on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through September 30, 2023, presented by classification and class of financing receivable.

As of September 30, 2023
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$1,598	$1,598
Commercial real estate	—	76	—	76	1,203	1,279
Commercial and industrial	—	276	2,042	2,318	3,105	5,423
Residential real estate	—	—	—	—	242	242
Home equity lines of credit	—	—	—	—	203	203
Total loans modified(a)	$—	$352	$2,042	$2,394	$6,351	$8,745

(a) Represents the amortized cost basis as of period end.
Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Peoples accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See “Note 1 Summary of Significant Accounting Policies” in Peoples' 2022 Form 10-K for more information on our TDR policy, and “Note 1, Summary of Significant Accounting Policies” in this Form 10-Q for more information on the adoption of ASU 2022-02.

The following table summarizes the loans that were modified as TDRs during the three months and the nine months ended September 30, 2022:

		Three Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2022
Commercial and industrial	1	20	20	19
Residential real estate	7	323	361	354
Home equity lines of credit	2	119	119	119
Consumer, indirect	6	79	79	79
Consumer, direct	3	20	20	20
Consumer	9	99	99	99
Total	19	$561	$599	$591
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

		Nine Months Ended
		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
September 30, 2022
Commercial real estate, other	3	282	282	276
Commercial and industrial	6	1,309	1,313	801
Residential real estate	30	1,478	1,562	1,536
Home equity lines of credit	5	251	251	247
Consumer, indirect	19	237	237	237
Consumer, direct	6	63	63	63
Consumer	25	300	300	300
Total	69	$3,620	$3,708	$3,160
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

Changes in the allowance for credit losses for the three months and the nine months ended September 30, 2023 and September 30, 2022 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2023	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2023
Construction	$1,496	—	(255)	—	—	1,241
Commercial real estate, other	19,731	138	1,569	(278)	97	21,257
Commercial and industrial	11,028	3	(630)	(199)	3	10,205
Premium finance	431	—	66	(33)	12	476
Leases	10,377	—	2,052	(905)	168	11,692
Residential real estate	6,112	6	156	(50)	27	6,251
Home equity lines of credit	1,676	5	(9)	(32)	—	1,640
Consumer, indirect	7,610	—	683	(926)	149	7,516
Consumer, direct	2,642	1	(43)	(92)	11	2,519
Deposit account overdrafts	108	—	289	(319)	49	127
Total	$61,211	$153	$3,878	$(2,834)	$516	$62,924
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2022	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2022
Construction	$1,531	$—	$(67)	$—	$—	$1,464
Commercial real estate, other	18,708	—	(995)	(57)	39	17,695
Commercial and industrial	8,572	—	72	(36)	3	8,611
Premium finance	311	—	279	(38)	1	553
Leases	7,585	377	560	(731)	99	7,890
Residential real estate	6,332	—	264	(168)	36	6,464
Home equity lines of credit	1,699	—	(50)	(5)	—	1,644
Consumer, indirect	6,234	—	1,207	(600)	71	6,912
Consumer, direct	1,321	—	343	(81)	9	1,592
Deposit account overdrafts	53	—	218	(274)	44	41
Total	$52,346	$377	$1,831	$(1,990)	$302	$52,866
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets (a)	Provision for (Recovery of) Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2023
Construction	$1,250	$—	$—	$(9)	$—	$1,241
Commercial real estate, other	17,710	418	3,307	(318)	140	21,257
Commercial and industrial	8,229	379	1,354	(211)	454	10,205
Premium finance	344	—	187	(79)	24	476
Leases	8,495	—	4,838	(1,978)	337	11,692
Residential real estate	6,357	260	(341)	(150)	125	6,251
Home equity lines of credit	1,693	18	35	(106)	—	1,640
Consumer, indirect	7,448	—	2,507	(2,796)	357	7,516
Consumer, direct	1,575	86	1,071	(274)	61	2,519
Deposit account overdrafts	61	—	701	(809)	174	127
Total	$53,162	$1,161	$13,659	$(6,730)	$1,672	$62,924
(a) Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period
(b) Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2021	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, September 30, 2022
Construction	$2,999	$—	$(1,535)	$—	$—	$1,464
Commercial real estate, other	29,147	(451)	(10,908)	(357)	264	17,695
Commercial and industrial	11,063	(418)	(1,124)	(919)	9	8,611
Premium finance	379	—	247	(82)	9	553
Leases	4,797	801	3,650	(1,697)	339	7,890
Residential real estate	7,233	(509)	200	(524)	64	6,464
Home equity lines of credit	2,005	(11)	(333)	(46)	29	1,644
Consumer, indirect	5,326	(41)	2,821	(1,434)	240	6,912
Consumer, direct	961	—	877	(277)	31	1,592
Deposit account overdrafts	57	—	772	(938)	150	41
Total	$63,967	$(629)	$(5,333)	$(6,274)	$1,135	$52,866
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the third quarter of 2023, Peoples recorded a total provision for credit losses of $4.1 million, which was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. The increase in the allowance for credit losses at September 30, 2023 when compared to prior periods was driven by the establishment of an allowance for credit losses for loans acquired in the Limestone Merger that were not considered purchased credit deteriorated ("PCD").
During the third quarter of 2022, Peoples recorded a provision for credit losses of $1.8 million driven by a deterioration of macro-economic conditions, partially offset by a release of reserves on individually analyzed loans. Leases designated as PCD acquired from

Vantage increased the allowance for credit losses by $377,000. Net charge-offs for the third quarter of 2022 were $1.7 million, and included charge-offs of three leases aggregating $0.6 million.
Peoples had recorded an allowance for unfunded commitments of $2.2 million and $2.0 million as of September 30, 2023 and December 31, 2022, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Goodwill, beginning of year	$292,397	$264,193
Goodwill recorded from acquisitions	62,709	28,204
Goodwill, end of period	$355,106	$292,397
As of the close of business on April 30, 2023, Peoples completed its merger with Limestone Bancorp, Inc. ("Limestone") pursuant to an Agreement and Plan of Merger dated October 24, 2022, at which point Limestone merged with and into Peoples, and immediately thereafter, Limestone Bank, Inc., the subsidiary bank of Limestone, merged with and into Peoples Bank (collectively, the “Limestone Merger”). Peoples has recorded preliminary goodwill from the Limestone Merger totaling $62.1 million as of September 30, 2023.
On January 3, 2023, Peoples acquired a trust and investment business, for which Peoples has recorded $0.6 million in goodwill as of September 30, 2023.
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage pursuant to an Equity Purchase Agreement, dated February 16, 2022, at which point Vantage became a wholly-owned subsidiary of Peoples Bank. During 2022, Peoples recorded $27.2 million of goodwill related to this acquisition, which was offset partially by an adjustment of $1.3 million to the goodwill balance related to the merger (the "Premier Merger") of Peoples with Premier Financial Bancorp, Inc. (“Premier”) on September 17, 2021.
Other Intangible Assets
Other intangible assets were comprised of the following at September 30, 2023, and at December 31, 2022:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
September 30, 2023
Gross intangibles	$26,464	$39,241	$2,491	$68,196
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(23,952)	(20,076)	—	(44,028)
Total acquisition-related intangibles	$30,234	$19,165	$2,491	$51,890
Servicing rights				1,498
Total other intangibles				$53,388
December 31, 2022
Gross intangibles	$26,464	$25,173	$1,274	$52,911
Intangibles recorded from acquisitions	—	14,067	1,217	15,284
Accumulated amortization	(20,667)	(15,412)	—	(36,079)
Total acquisition-related intangibles	$5,797	$23,828	$2,491	$32,116
Servicing rights				1,816
Total other intangibles				$33,932

As of September 30, 2023, Peoples has recorded $27.7 million of core deposit intangibles related to the Limestone Merger. Refer to "Note 13 Acquisitions" for additional information.
Peoples recorded other intangible assets in 2022 related to the Vantage acquisition consisting of $10.8 million of customer relationship intangible assets, $1.2 million of non-compete intangible assets, and $1.2 million of indefinite-lived trade name intangible assets. Peoples also recorded $2.0 million of customer relationship intangible assets and $0.1 million of non-compete intangible assets related to the acquisition of Elite Agency, Inc. ("Elite") in 2022. Refer to "Note 13 Acquisitions" for additional information.
The following table details estimated aggregate future amortization of other intangible assets at September 30, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Total
Remaining three months of 2023	$1,692	$1,554	$3,246
2024	5,881	5,343	11,224
2025	4,614	4,255	8,869
2026	3,738	3,114	6,852
2027	3,046	2,289	5,335
Thereafter	11,263	2,610	13,873
Total	$30,234	$19,165	$49,399
The weighted average amortization period of other intangible assets is 9.2 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Retail certificates of deposits ("CDs"):
$100 or more	$673,848	$263,341
Less than $100	524,885	266,895
Total Retail CDs	1,198,733	530,236
Interest-bearing deposit accounts	1,181,079	1,160,182
Savings accounts	987,170	1,068,547
Money market deposit accounts	730,902	617,029
Governmental deposit accounts	761,625	625,965
Brokered CDs	608,914	125,580
Total interest-bearing deposits	5,468,423	4,127,539
Non-interest-bearing deposits	$1,569,095	1,589,402
Total deposits	$7,037,518	$5,716,941
Uninsured deposits were $1.9 billion and $1.6 billion at September 30, 2023 and at December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $812.7 million of the uninsured deposit balances at September 30, 2023.

Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	September 30, 2023	December 31, 2022
3 months or less	$34,976	$19,282
Over 3 to 6 months	58,092	14,871
Over 6 to 12 months	135,603	14,383
Over 12 months	33,184	52,216
Total	$261,855	$100,752
The contractual maturities of CDs for each of the next five years, including the remainder of 2023, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2023	$200,562	$608,914	$809,476
Year ending December 31, 2024	899,116	—	899,116
Year ending December 31, 2025	45,630	—	45,630
Year ending December 31, 2026	19,560	—	19,560
Year ending December 31, 2027	26,296	—	26,296
Thereafter	7,569	—	7,569
Total CDs	$1,198,733	$608,914	$1,807,647
At September 30, 2023, Peoples had eleven effective interest rate swaps, with an aggregate notional value of $105.0 million, of which $105.0 million were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2023:

	Common Shares	Treasury Stock
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Release of restricted common shares	—	34,710
Cancellation of restricted common shares	—	15,726
Grant of restricted common shares	—	(249,645)
Grant of unrestricted common shares	—	(1,900)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	15,737
Disbursed out of treasury stock	—	(4,368)
Common shares issued under dividend reinvestment plan	38,305	—
Common shares issued under compensation plan for Boards of Directors	—	(15,827)
Common shares issued under employee stock purchase plan	—	(25,244)
Issuance of common shares related to the Limestone Merger	6,827,668	—
Shares at September 30, 2023	36,723,893	1,412,650
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. At September 30, 2023, Peoples had repurchased 263,183 common shares totaling $7.4 million under the share repurchase program. There were no common shares repurchased during the first nine months of 2023.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At September 30, 2023, Peoples had no preferred shares issued or outstanding.
On October 23, 2023, Peoples' Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable on November 20, 2023, to shareholders of record on November 6, 2023. The following table details the cash dividends declared per common share during the four quarters of 2023 and the comparable periods of 2022:

	2023	2022
First quarter	$0.38	$0.36
Second quarter	0.39	0.38
Third quarter	0.39	0.38
Fourth quarter	0.39	0.38
Total dividends declared	$1.55	$1.50
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the nine months ended September 30, 2023:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	1,616	—	—	1,616
Realized loss due to settlement and curtailment, net of tax	—	1,858	—	1,858
Other comprehensive (loss) income, net of reclassifications and tax	(19,824)	(180)	(130)	(20,134)
Balance, September 30, 2023	$(148,104)	$45	$4,263	$(143,796)
Note 8 Employee Benefit Plans

Peoples sponsored a noncontributory defined benefit pension plan that covered substantially all employees hired before January 1, 2010. The plan provided retirement benefits based on an employee’s years of service and compensation. For employees hired before January 1, 2003, the amount of post-retirement benefit was based on the employee’s average monthly compensation over the highest five consecutive years out of the employee’s last ten years with Peoples while an eligible employee. For employees hired on or after January 1, 2003, the amount of post-retirement benefit was based on 2% of the employee’s annual compensation during the years 2003 through 2009, plus accrued interest. During the third quarter of 2023, Peoples terminated its pension plan by settling the remaining benefit obligation of $7.7 million. The pension plan had been closed to new entrants since January 1, 2010. Peoples recorded a settlement charge of $2.4 million in the third quarter of 2023 in relation to the termination of the pension plan. Peoples does not anticipate further expenses related to the termination.
Peoples also provides post-retirement health and life insurance benefits to certain former employees and directors. Only those individuals who retired before January 27, 2012 were eligible for life insurance benefits. Since January 1, 2011, all retirees who desire to participate in the Peoples Bank medical plan may do so by electing COBRA, which provides up to 18 months of coverage; retirees over the age of 65 also have the option to pay to participate in a group Medicare supplemental plan. Peoples only pays 100% of the cost of health benefits for those individuals who retired before January 1, 1993. For all others, the retiree is responsible for most, if not all, of the cost of the health benefits. Peoples’ policy is to fund the cost of the benefits as they arise.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2023	2022	2023	2022
Net income available to common shareholders	$31,882	$25,978	$79,538	$74,443
Less: Dividends paid on unvested common shares	143	102	388	252
Less: Undistributed income allocated to unvested common shares	79	24	190	65
Net earnings allocated to common shareholders	$31,660	$25,852	$78,960	$74,126

Weighted-average common shares outstanding	34,818,346	27,865,416	31,771,061	27,929,720
Effect of potentially dilutive common shares	243,551	107,839	206,425	79,543
Total weighted-average diluted common shares outstanding	35,061,897	27,973,255	31,977,486	28,009,263

Earnings per common share:
Basic	$0.91	$0.93	$2.49	$2.65
Diluted	$0.90	$0.92	$2.47	$2.65
Anti-dilutive common shares excluded from calculation:
Restricted common shares	3,046	1,832	10,547	—
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2023, Peoples had entered into eleven interest rate swap contracts with an aggregate notional value of $105.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the interest rate swaps. At September 30, 2023 and at December 31, 2022, the interest rate swaps were designated as cash flow hedges of $105.0 million and $125.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the term SOFR rate (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended September 30, 2023, and 2022, Peoples recorded reclassifications of losses to earnings of $0.9 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, Peoples recorded reclassifications of losses to earnings of $2.3 million and $1.3 million, respectively. During the next twelve months, Peoples estimates that $1.3 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Notional amount	$105,000	$125,000
Weighted average pay rates	2.22%	2.26%
Weighted average receive rates	5.19%	4.44%
Weighted average maturity	2.2 years	2.6 years
Pre-tax changes in fair value included in AOCI	$5,547	$5,727
The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Amount of losses (gains) recorded in AOCI, pre-tax	$(118)	$(3,388)	$165	$(10,948)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$105,000	$5,440	$125,000	$5,594
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months and the nine months ended September 30, 2023 and as of or for the year ended December 31, 2022.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$395,721	$29,270	$390,126	$28,529
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$395,721	$29,491	$390,126	$28,529
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2023 and at December 31, 2022, Peoples had no cash pledged, while counterparties had $22.2 million of cash pledged at September 30, 2023 and $20.9 million of cash pledged at December 31, 2022. Peoples had no pledged investment securities at September 30, 2023 or at December 31, 2022, while the counterparties had pledged investment securities in the amounts of $2.2 million at September 30, 2023 and $2.5 million at December 31, 2022.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2023, Peoples granted an aggregate of 188,372 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2023:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Oustanding at January 1, 2023	138,522	$27.25	295,875	$32.20
Awarded	61,273	26.51	188,372	30.30
Released	(33,220)	24.73	(70,458)	32.91
Forfeited	(6,547)	30.54	(9,179)	31.14
Outstanding at September 30, 2023	160,028	$27.36	404,610	$31.21
For the nine months ended September 30, 2023, the intrinsic value for restricted common shares released was $3.0 million compared to $3.7 million for the nine months ended September 30, 2022.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Employee stock-based compensation expense:
Stock grant expense	$1,074	$780	$4,233	$2,933
Employee stock purchase plan expense	33	2	106	54
Total employee stock-based compensation expense	1,107	782	$4,339	$2,987
Non-employee director stock-based compensation expense	139	127	$410	$378
Total stock-based compensation expense	1,246	909	$4,749	$3,365
Recognized tax benefit	(291)	(195)	(1,109)	(721)
Net stock-based compensation expense	$955	$714	$3,640	$2,644
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $6.0 million at September 30, 2023, which will be recognized over a weighted-average period of 2.1 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,133	$3,465	$11,844	$10,323
Fees related to third-party administration services (a)	77	88	233	252
Performance-based commissions (b)	40	65	1,602	1,420
Trust and investment income:
Fiduciary income (a)	2,506	2,376	7,710	7,618
Brokerage income (a)	1,782	1,578	5,076	4,858
Electronic banking income:
Interchange income (a)	5,124	4,150	14,341	12,564
Promotional and usage income (a)	1,342	1,111	4,034	3,369
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,577	1,353	4,661	3,971
Transaction-based fees (b)	2,939	2,480	7,531	6,846
Commercial loan swap fees (b)	475	224	593	662
Other non-interest income transaction-based fees (b)	391	255	1,199	826
Total revenue from contracts with customers	$20,386	$17,145	$58,824	$52,709
Timing of revenue recognition:
Services transferred over time	$16,541	$14,121	$47,899	$42,955
Services transferred at a point in time	3,845	3,024	10,925	9,754
Total revenue from contracts with customers	$20,386	$17,145	$58,824	$52,709
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
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2023:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2023	$1,294	$5,634
Additional income receivable	210	—
Additional deferred income	—	106
Recognition of income previously deferred	—	(163)
Balance, September 30, 2023	$1,504	$5,577
Note 13 Acquisitions

Limestone Bancorp, Inc.
As of the close of business on April 30, 2023, Peoples completed the Limestone Merger. In connection with the Limestone Merger, Limestone Bank, Inc., which operated 20 branches in Kentucky, merged into Peoples Bank. As consideration in the Limestone Merger, Limestone shareholders were paid 0.90 common shares of Peoples for each full share of Limestone that was owned at the merger date, resulting in the issuance of 6,827,668 common shares by Peoples, or aggregate consideration of $177.9 million. Peoples accounted for this transaction as a business combination under the acquisition method.
Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $4.4 million and $15.7 million in non-interest expense for the three months and the nine months ended September 30, 2023, respectively. For the third quarter of 2023, the $4.4 million of acquisition-related non-interest expense consisted of $2.1 million in other non-interest expense, $1.3 million in data processing and software expense, $0.6 million in salaries and employee benefit costs, and $0.4 million in professional fees. For the nine months ended September 30, 2023, the $15.7 million of acquisition-related non-interest expense consisted of $5.7 million in salaries and employee benefit costs, $5.5 million in professional fees, $3.0 million in other non-interest expense, $1.3 million in data processing and software expense, and $0.2 million in various other non-interest expense line items. The other non-interest expenses were primarily due to $1.8 million of early contract termination fees on Limestone contracts driven by the system conversions, which took place in the third quarter of 2023.
The following table provides the preliminary purchase price calculation as of the date of the Limestone Merger, and the assets acquired and liabilities assumed at their estimated fair values. The estimated fair values below were considered preliminary as of September 30, 2023, and are subject to adjustment for up to one year after April 30, 2023. Valuations subject to change include, but are not limited to, loans, including the designation of PCD loans, deferred tax assets and liabilities, long-term borrowings, and certain other assets and other liabilities.

(Dollars in thousands)	Fair Value
Total purchase price	$177,931
Assets
Cash and balances due from banks	6,422
Interest-bearing deposits in other banks	87,115
Total cash and cash equivalents	93,537
Available-for-sale investment securities, at fair value	166,944
Other investment securities	5,716
Total investment securities	172,660
Loans	1,079,980
Allowance for credit losses (on PCD loans)	(1,161)
Net loans	1,078,819
Bank premises and equipment, net of accumulated depreciation	17,690

(Dollars in thousands)	Fair Value
Bank owned life insurance	31,343
Other intangible assets	27,722
Other assets	34,925
Total assets	1,456,696
Liabilities
Deposits:
Non-interest-bearing	262,727
Interest-bearing	971,457
Total deposits	1,234,184
Short-term borrowings	60,000
Long-term borrowings	33,744
Accrued expenses and other liabilities	12,967
Total liabilities	1,340,895
Net assets	115,801
Goodwill	$62,130

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
The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended September 30, 2023, which resulted in changes to certain fair value estimates made as of the date of the Limestone Merger. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at September 30, 2023:

(Dollars in thousands)	Fair Value
Cash and balances due from banks	1,162
Total cash and cash equivalents	1,162
Loans	727
Allowance for credit losses (on PCD loans)	(153)
Net loans	574
Other assets	(447)
Total assets	1,289
Net assets	1,289
Goodwill	$(1,289)

Loans acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes loans as to which Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered "purchased credit deteriorated" (or "PCD") loans. Acquired PCD loans are reported net of the unamortized fair value adjustment. These loans are recorded at the purchase price, and an allowance for credit losses is determined based upon discrete credit marks, along with discounted cash flow models based upon similar pools of loans, using a similar methodology as for other loans. The following table details the fair value adjustment for acquired PCD loans as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
PCD loans
Commercial real estate, other	16,390	(418)	(877)	15,095
Commercial and industrial	16,466	(379)	(610)	15,477
Residential real estate	6,994	(259)	(979)	5,756
Home equity lines of credit	774	(18)	11	767
Consumer	1,029	(86)	78	1,021
Fair value	$41,653	$(1,160)	$(2,377)	$38,116
Peoples' operating results for the three months and the nine months ended September 30, 2023 include the operating results of the acquired assets and assumed liabilities of Limestone subsequent to the Limestone Merger. Due to the timing of the acquisition closing and the conversion of Limestone systems, as well as other streamlining and integration of the operating activities into those of Peoples, historical reporting for the former Limestone operations is impracticable and the separate disclosures of revenue from the assets acquired and income before income taxes is impracticable for the periods subsequent to the acquisition. The following table presents unaudited pro forma information as if the Limestone Merger had occurred on January 1, 2022. The pro forma adjustments include any changes in interest income due to the accretion of discounts, or amortization of premiums, associated with the fair value adjustments to acquired loans, interest-bearing deposits, long-term borrowings and customer deposit intangibles that would have resulted had the assets and liabilities been acquired as of January 1, 2022. The pro forma information excludes Peoples' acquisition-related expenses as described above as well as a provision of credit losses of $9.4 million recorded to establish an allowance for credit losses for non-purchased credit deteriorated loans relating to the acquired loans. The pro forma information reflects the adoption of the current expected credit loss ("CECL") accounting standard by Limestone as of January 1, 2023. The pro forma information does not necessarily reflect the results of operations that would have occurred had Peoples acquired Limestone on January 1, 2022. Additionally, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma For
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income	$88,541	$83,235	$266,367	$228,719
Non-interest income	23,204	22,594	63,756	66,524
Net income	31,906	33,319	98,810	92,639
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
Peoples recorded acquisition-related expenses during the nine months ended September 30, 2023 of $46,000 related to the Vantage acquisition, which consisted of professional fees. Peoples recorded acquisition-related expenses during the first nine months of 2022 of $1.5 million related to the Vantage acquisition, which included $1.1 million in professional fees.
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
The goodwill recorded in connection with the Vantage acquisition is related to expected synergies to be gained from the combination of Vantage with Peoples' operations. The employees retained from the Vantage acquisition, along with Peoples' resources, should allow Peoples to continue to grow the lease portfolio and should benefit Peoples in future periods. During Peoples' evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill. Peoples recorded other intangible assets, which included a customer relationship intangible, a trade-name intangible and non-compete agreements, related to this transaction.
The following table details the fair value adjustment for acquired PCD leases related to the Vantage acquisition as of the acquisition date:

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
Peoples began originating leases with the acquisition of leases from NSL in the second quarter of 2021, and expanded its lease portfolio with the acquisition of Vantage in the first quarter of 2022. The leases acquired from NSL were determined to be sales-type leases, as these leases are structured as dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. Originated leases continue to be classified as sales-type leases. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. The leases acquired through Vantage were determined to be either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Lease (loss) income noted in the table below includes (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."
The table below details Peoples' lease income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and fees on leases (a)	$11,508	$9,628	$31,426	$26,271
Lease (loss) income	(66)	1,725	2,730	2,931
Total lease income	$11,442	$11,353	$34,156	$29,202
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Lease payments receivable, at amortized cost	$444,270	$367,681
Estimated residual values	36,425	35,045
Initial direct costs	6,173	4,233
Deferred revenue	(84,233)	(61,828)
Net investment in leases	402,635	345,131
Allowance for credit losses - leases	(11,692)	(8,495)
Net investment in leases, after allowance for credit losses	$390,943	$336,636
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2023	$28,442
Year ending December 31, 2024	106,588
Year ending December 31, 2025	105,727
Year ending December 31, 2026	82,368
Year ending December 31, 2027	66,925
Thereafter	54,220
Lease payments receivable, at amortized cost	$444,270
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At September 30, 2023, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$474	$630	2,262	1,893
Short-term lease expense	84	208	174	555
Total lease expense	$558	$838	$2,436	$2,448
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022
ROU assets:
Other assets	$12,102	$6,825
Lease liabilities:
Accrued expenses and other liabilities	$12,490	$7,551
Other information:
Weighted-average remaining lease term	9.3 years	8.8 years
Weighted-average discount rate	3.32%	2.70%
During the three months ended September 30, 2023 and 2022, Peoples paid cash of $0.8 million and $0.7 million, respectively, for operating leases. During the nine months ended September 30, 2023 and 2022, Peoples paid cash of $2.2 million and $1.9 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2023	$909
Year ending December 31, 2024	2,551
Year ending December 31, 2025	1,983
Year ending December 31, 2026	1,710
Year ending December 31, 2027	1,555
Thereafter	6,601
Total undiscounted lease payments	$15,309
Imputed interest	$(2,819)
Total lease liabilities	$12,490

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples for the three months and the nine months ended September 30, 2023 and September 30, 2022. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau, including the FDIC’s recently issued notice of proposed rulemaking for a special assessment to recover the uninsured deposit losses from recent bank failures that adversely affect their respective businesses, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements;
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
(10)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties' performance and creditworthiness generally, which may be less favorable than expected in light of recent inflationary pressures and continued elevated interest rates, and may adversely impact the amount of interest income generated;
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
(20)the impact of larger or similar-sized financial institutions encountering problems, such as the closures earlier in 2023 of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity, including potential increased regulatory requirements, and increased reputational risk and potential impacts to macroeconomic conditions;
(21)in light of the recent bank failures, Peoples' continued ability to grow deposits or maintain adequate deposit levels may be adversely impacted, and Peoples may experience an unexpected outflow of uninsured deposits, which may require Peoples to sell investment securities at a loss;
(22)Peoples' ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(23)any misappropriation of the confidential information which Peoples possesses could have an adverse impact on Peoples' business and could result in regulatory actions, litigation and other adverse effects;
(24)Peoples' ability to anticipate and respond to technological changes, and Peoples' reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples' primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(25)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and Peoples' subsidiaries are highly dependent;
(26)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;
(27)the adequacy of Peoples' internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples' business;
(28)the impact on Peoples' businesses, personnel, facilities, or systems, of losses related to acts of fraud, theft, misappropriation or violence;
(29)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the recent conflicts involving Israel and Hamas);
(30)the potential further deterioration of the U.S. economy due to financial, political or other shocks;
(31)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;

(32)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(33)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(34)Peoples' ability to integrate the Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(35)the risk that expected revenue synergies and cost savings from the Limestone Merger, may not be fully realized or realized within the expected time frame;
(36)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(37)the vulnerability of Peoples' network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(38)Peoples' business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(39)the effect of a fall in stock market prices on the asset and wealth management business; and
(40)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2022 Form 10-K, under the heading "Item 1A. RISK FACTORS" in Part II of Peoples' Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes to the Audited Consolidated Financial Statements, contained in Peoples’ 2022 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, automated teller machines ("ATMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of September 30, 2023, Peoples had 149 locations, including 132 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at September 30, 2023, which have been disclosed in Peoples' 2022 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2022 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦During the third quarter of 2023, Peoples terminated its pension plan by settling the remaining benefit obligation of $7.7 million. The pension plan had been closed to new entrants since January 1, 2010. Peoples recorded a settlement charge of $2.4 million in the third quarter of 2023 in relation to the termination of the pension plan. Peoples does not anticipate further expenses related to the termination.
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at $177.9 million. The Limestone Merger closed as of the close of business on April 30, 2023. Peoples acquired Limestone's loan portfolio totaling $1.1 billion, $1.2 billion of deposits, $172.7 million of total investment securities, an aggregate of $93.7 million of short-term and long term borrowings, and $93.5 million of total cash and cash equivalents. Peoples also recorded preliminary goodwill in the amount of $62.1 million and other intangible assets of $27.7 million, which consisted of core deposit intangibles.
◦For the third quarter of 2023, Peoples incurred $4.4 million of acquisition-related expenses, compared to $10.7 million for the second quarter of 2023 and $0.3 million for the third quarter of 2022. For the first nine months of 2023, Peoples incurred $15.7 million of acquisition-related expenses compared to $2.3 million for the first nine months of 2022.The acquisition-related expenses in 2023 were primarily related to the Limestone Merger, while the acquisition-related expenses in 2022 were primarily related to the Vantage acquisition.
◦During the third quarter of 2023, Peoples recorded a provision for credit losses of $4.1 million, compared to a provision for credit losses of $8.0 million in the linked quarter and a provision for credit losses of $1.8 million in the third quarter of 2022. The provision for credit losses for the third quarter of 2023 was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. The provision for credit losses in the linked quarter was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses for the third quarter of 2022 was largely attributable to a deterioration of macro-economic conditions, partially offset by a release of reserves on individually analyzed loans. The provision for credit losses for the first nine months of 2023 was $13.9 million, compared to a recovery of credit losses of $5.8 million for the first nine months of 2022. The provision for credit losses during the first nine months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (ii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. The recovery of credit losses for the first nine months of 2022 was primarily due to the impact of economic assumptions used in the CECL model. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for (Recovery of) Credit Losses" found later in this discussion.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% on March 16, 2022, to 0.75% to 1.00% on May 4, 2022, to 1.50% to 1.75% on June 15, 2022, to 2.25% to 2.50% on July 27, 2022, to 3.00% to 3.25% on September 21, 2022, to 3.75% to 4.00% on November 2, 2022, to 4.25% to 4.50% on December 14, 2022, to 4.50% to 4.75% on February 1, 2023, to 4.75% to 5.00% on March 22, 2023, to 5.00% to 5.25% on May 3, 2023, and to 5.25% to 5.50% on July 27, 2023 and has signaled it may raise rates again in 2023, if necessary to combat inflation.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $31.9 million for the third quarter of 2023, representing earnings per diluted common share of $0.90. In comparison, Peoples reported net income of $21.1 million, representing earnings per diluted common share of $0.64, for the second quarter of 2023, and net income of $26.0 million, representing earnings per diluted common share of $0.92, for the third quarter of 2022. For the nine months ended September 30, 2023, Peoples recorded net income of $79.5 million, or $2.47 per diluted common share, compared to $74.4 million, or $2.65 per diluted common share, for the nine months ended September 30, 2022. Non-core items, and the related tax effect of each, in net income primarily included acquisition-related expenses and a $2.4 million pension settlement charge recognized in the third quarter of 2023. Non-core items negatively impacted earnings per diluted common share by $0.16 for the third quarter of 2023, $0.28 for the second quarter of 2023, and $0.01 for the third quarter of 2022. Non-core items negatively impacted earnings per diluted share by $0.52 and $0.07 for the nine months ended September 30, 2023 and 2022, respectively.
Net interest income was $93.3 million for the third quarter of 2023, an increase of $8.4 million, or 10%, compared to the linked quarter. The increase in net interest income was primarily due to a full quarter of net interest income provided by the Limestone Merger in the third quarter compared to only two months of net interest income in the linked quarter. Net interest margin was 4.70% for the third quarter of 2023, compared to 4.54% for the linked quarter. The increase in net interest margin was primarily driven by a full quarter of the accretion on the acquired Limestone portfolio compared to two months in the linked quarter. The increase in net interest margin was also impacted by a true-up of $3.6 million in the third quarter of 2023 to the preliminary Limestone-related accretion, $1.9 million of which would have benefited the second quarter of 2023. Also impacting the increases in net interest income and net interest margin was 6 basis points of improvement in investment yields due to sales of lower-yielding investment securities and a full quarter of yields from the securities acquired in the Limestone Merger compared to two months in the linked quarter. Partially offsetting these benefits was an increase in interest expense resulting from a shift in the composition of funding sources to retail and brokered CDs from non-interest bearing deposits, combined with an increase in market interest rates for deposits and other funding sources. Net interest income for the third quarter of 2023 increased $26.2 million, or 39%, compared to the third quarter of 2022. Net interest margin for the third quarter of 2023 increased 53 basis points compared to 4.17% for the third quarter of 2022. The increase in net interest income compared to the third quarter of 2022 was driven by increases in market interest rates, the Limestone Merger and organic growth. For the first nine months of 2023, net interest income increased $68.2 million, or 37%, compared to the first nine months of 2022, while net interest margin increased 79 basis points to 4.60%. The increase in net interest income was driven by increases in market interest rates, the additional net interest income from the Limestone Merger, and improvement in investment yields. Partially offsetting these benefits was an increase in interest expense resulting from a shift in the composition of funding sources combined with an increase in market interest rates for deposits and other funding sources.
Accretion income, net of amortization expense, from acquisitions was $9.8 million for the third quarter of 2023, $4.5 million for the second quarter of 2023 and $2.8 million for the third quarter of 2022, which added 49 basis points, 24 basis points and 16 basis points, respectively, to net interest margin. The increases in accretion income for the third quarter of 2023 when compared to the linked quarter and the third quarter of 2022 were driven by accretion from the Limestone Merger and the aforementioned third quarter 2023 true-up to the preliminary Limestone-related accretion. Accretion income, net of amortization expense, from acquisitions was $16.3 million for the nine months ended September 30, 2023, compared to $9.4 million for the nine months ended September 30, 2022, which added 30 and 20 basis points, respectively, to net interest margin. The increase in accretion income for the first nine months of 2023 compared to the same period in 2022 was due to higher accretion recognized from the Limestone Merger than was recorded due to the acquisitions of Vantage and NSL, and the merger with Premier in the prior period.
The provision for credit losses was $4.1 million for the third quarter of 2023, compared to a provision for credit losses of $8.0 million for the linked quarter and a provision for credit losses of $1.8 million for the third quarter of 2022. The provision for credit losses for the third quarter of 2023 was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. The provision for credit losses for the linked quarter was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses for the third quarter of 2022 was largely attributable to a deterioration of macro-economic conditions, partially offset by a release of reserves for individually analyzed loans. Net charge-offs for the third quarter of 2023 were $2.3 million, or 0.15% of average total loans annualized, compared to net charge-offs of $1.2 million, or 0.09% of average total loans annualized, for the linked quarter and net charge-offs of $1.7 million, or 0.15% of average total loans annualized, for the third quarter of 2022. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first nine months of 2023 was $13.9 million, compared to a recovery of credit losses of $5.8 million for the first nine months of 2022. The provision for credit losses for the first nine months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. The recovery of credit losses for the first nine months of 2022 was primarily due to the impact of economic assumptions used in the CECL model. Net charge-offs for the first nine months of 2023 were $5.1 million, or 0.12% of average total loans annualized, compared to net charge-offs of $5.1 million, or 0.15% annualized, for the first nine months of 2022. For additional information on credit trends and the allowance for credit losses, see the "Asset Quality" section below.

Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the third quarter of 2023 was $0.3 million, compared to a net loss of $1.8 million for the linked quarter, and a net loss of $14,000 for the third quarter of 2022. The net loss for the third quarter of 2023 was due to $0.3 million of net losses on repossessed assets. The net loss for the linked quarter was primarily due to the $1.6 million write-down of an OREO property due to a pending sale of the property. The net loss realized during the first nine months of 2023 was $4.3 million, compared to $207,000 for the first nine months of 2022. The net loss for the first nine months of 2023 was primarily driven by the $2.0 million pre-tax ($1.6 million after-tax) net loss on the sales of the available-for-sale investment securities during the first quarter of 2023, as mentioned above, and the $1.6 million write-down of the OREO property during the second quarter of 2023, as mentioned above. The net loss recognized in the first nine months of 2022 was attributable to (i) a $119,000 loss recorded on repossessed assets, (ii) a $44,000 loss on the sale of investment securities in order to reinvest into higher-yielding securities and (iii) an adjustment to the gain on sale of loans recognized in the fourth quarter of 2021 due to a measurement period adjustment to the acquisition-date fair value of Premier loans acquired that were subsequently sold.
Total non-interest income, excluding net gains and losses, for the third quarter of 2023 increased $0.7 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was due to a $1.4 million increase in other non-interest income and a $0.5 million increase in bank owned life insurance income, mostly offset by a $1.8 million decrease in lease income. The increase in other non-interest income was attributable to a $1.0 million increase in operating lease income, which was partially offset by a $0.6 million increase in operating lease expense recognized in other non-interest expense when compared to the linked quarter. Compared to the third quarter of 2022, non-interest income, excluding net gains and losses, increased $3.1 million, due to (i) a $1.5 million increase in other non-interest income, (ii) a $1.2 million increase in electronic banking income, (iii) a $0.7 million increase in deposit account service charges, (iv) a $0.7 million increase in bank owned life insurance income, and (v) a $0.6 million increase in insurance income. The increase in other non-interest income was due to the increase in operating lease income mentioned above. Insurance income increased due to new business and market increases for premiums. The other increases were primarily due to the additional customers brought in from the Limestone Merger when compared to the third quarter of 2022.
For the first nine months of 2023, total non-interest income, excluding gains and losses, increased $7.6 million, or 13%, compared to the first nine months of 2022. The increase was driven by (i) a $2.4 million increase in electronic banking income, (ii) a $1.7 million increase in insurance income due to growth in the property and casualty insurance line, (iii) a $1.4 million increase in deposit account service charges, (iv) a $1.4 million increase in other non-interest income, and (v) a $1.0 million increase in bank owned life insurance income. The increase in other non-interest income was due to the increase in operating lease income mentioned above. Insurance income increased due to new business and market increases for premiums. The other increases were primarily due to the additional customers brought in from the Limestone Merger when compared to the first nine months of 2022.
Total non-interest expenses for the third quarter and the nine months ended September 30, 2023 were impacted by the Limestone Merger and acquisition-related non-interest expenses. Total acquisition-related non-interest expenses added $4.4 million and $15.7 million, respectively, across various line-items within non-interest expense. During the third quarter of 2023, the acquisition-related expenses recognized were primarily attributable to early contract termination fees, system conversion costs, salaries and employee benefit costs, and professional fees attributable to the Limestone Merger. For the second quarter of 2023, the acquisition-related non-interest expenses were primarily attributable to salaries and employee benefit costs and professional fees related to the Limestone Merger.
The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. This information is used by Peoples to provide information useful to investors in understanding Peoples' operating performance and trends.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2023	2023	2022	2023	2022
Non-interest expense:
Salaries and employee benefit costs	$36,608	$38,025	$28,618	$106,661	$83,932
Net occupancy and equipment expense	5,501	5,380	4,813	15,836	14,669
Professional fees	3,456	7,438	2,832	13,775	8,784
Data processing and software expense	6,288	4,728	3,279	15,578	9,228
Amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
Electronic banking expense	1,836	1,832	2,648	5,159	8,134
Marketing expense	1,267	1,357	1,136	3,554	2,991
FDIC insurance premiums	1,260	1,464	709	3,525	2,921
Franchise tax expense	772	872	1,075	2,678	2,941
Communication expense	752	724	599	2,089	1,873
Other loan expenses	856	538	511	2,133	1,788
Other non-interest expense	9,820	5,465	4,010	19,859	10,755
Total non-interest expense	71,696	70,623	52,253	198,798	153,781
Acquisition-related non-interest expense:
Salaries and employee benefit costs	562	5,125	—	5,708	29
Net occupancy and equipment expense	2	20	7	31	36
Professional fees	429	4,812	221	5,532	1,791
Data processing and software expense	1,289	1	129	1,290	410
Electronic banking expense	—	115	—	115	(92)
Marketing expense	38	14	5	61	45
Communication expense	1	—	—	1	1
Other loan expenses	—	1	—	1	—
Other non-interest expense	2,113	621	(23)	2,955	94
Total acquisition-related non-interest expense	4,434	10,709	339	15,694	2,314
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	36,046	32,900	28,618	100,953	83,903
Net occupancy and equipment expense	5,499	5,360	4,806	15,805	14,633
Professional fees	3,027	2,626	2,611	8,243	6,993
Data processing and software expense	4,999	4,727	3,150	14,288	8,818
Amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
Electronic banking expense	1,836	1,717	2,648	5,044	8,226
Marketing expense	1,229	1,343	1,131	3,493	2,946
FDIC insurance premiums	1,260	1,464	709	3,525	2,921
Franchise tax expense	772	872	1,075	2,678	2,941
Communication expense	751	724	599	2,088	1,872
Other loan expenses	856	537	511	2,132	1,788
Other non-interest expense	7,707	4,844	4,033	16,904	10,661
Total non-interest expense excluding acquisition-related expense	$67,262	$59,914	$51,914	$183,104	$151,467

Total non-interest expense increased $1.1 million, or 2%, for the three months ended September 30, 2023, compared to the linked quarter. Excluding acquisition-related expense, total non-interest expense increased $7.3 million, or 12%, primarily due to increases of (i) $3.1 million in salaries and employee benefit costs, (ii) $2.9 million in other non-interest expense, (iii) $0.5 million in amortization of other intangible assets, and (iv) $0.4 million in professional fees. The increases in the third quarter of 2023 total non-interest expenses when compared to the linked quarter were due to a full quarter of expenses in the third quarter from the Limestone Merger compared to only two months of expenses in the linked quarter. Excluding the impact from the Limestone Merger, the increase in other non-interest expenses was also due to the previously discussed pension plan settlement charge as well as a $0.6 million increase in operating lease depreciation expenses. The increases in salaries and employee benefit costs and data processing and professional fees were primarily due to growth.
Compared to the third quarter of 2022, total non-interest expense for the third quarter of 2023 increased $19.4 million, or 37%. Excluding acquisition-related expenses, non-interest expenses increased $15.3 million, or 30%, primarily due to a $7.4 million increase in salaries and employee benefit costs, a $3.7 million increase in other non-interest expense, a $1.8 million increase in data processing and software expense, and a $1.3 million increase in amortization of other intangible assets. The increases were primarily due to total non-interest expenses attributable to the Limestone Merger, excluding acquisition-related expense. The increase in other non-interest expenses was also impacted by the previously discussed pension plan settlement charges and a $0.9 million increase in operating lease depreciation expenses. The increases in salaries and employee benefit costs and in data processing and software expense, excluding non-acquisition-related expenses attributable to the Limestone Merger, were due to growth.
For the nine months ended September 30, 2023, total non-interest expense increased $45.0 million, or 29.3%, compared to the first nine months of 2022. Excluding acquisition-related expenses, non-interest expenses increased $31.6 million, or 20.9%. This variance was driven by increases of $17.1 million, $6.2 million, $5.5 million and $2.2 million in salaries and employee benefit costs, other non-interest expense, data processing and software expense and amortization of other intangible assets, respectively, partially offset by a $3.2 million decrease in electronic banking expense. The increases were impacted by total non-interest expenses attributable to the Limestone Merger, excluding acquisition-related expenses, which impacted various non-interest expense line items. The increase in other non-interest expenses was also impacted by the previously discussed pension plan settlement charges and a $1.1 million increase in operating lease depreciation expenses, while the other increases were also impacted by growth.
The efficiency ratio for the third quarter of 2023 was 58.4%, compared to 62.7% for the linked quarter, and 57.2% for the third quarter of 2022. The decrease in the efficiency ratio compared to the linked quarter was primarily due to higher net interest income due to an increase in market interest rates and a full quarter with the additional customers from the Limestone Merger compared to two months in the linked quarter and less acquisition-related expenses, partially offset by an increase in non-acquisition-related non-interest expenses. The increase in the efficiency ratio compared to the prior year quarter was primarily due to the increases in non-interest expenses, primarily from the Limestone Merger, which was mostly offset by higher net interest income due to increases in the market interest rates and additional customers from the Limestone Merger. The efficiency ratio, adjusted for non-core items, was 52.5% for the third quarter of 2023, compared to 53.3% for the linked quarter and 56.6% for the third quarter of 2022. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $8.8 million with an effective tax rate of 21.7% for the third quarter of 2023, compared to income tax expense of $6.2 million with an effective tax rate of 22.6% for the linked quarter, and income tax expense of $7.4 million with an effective tax rate of 22.2% for the third quarter of 2022. Income tax expense for the third quarter of 2023 compared to the linked quarter and third quarter of 2022, increased due to higher net income before income taxes. The effective rate decrease for the third quarter of 2023 when compared to the linked quarter and the third quarter of 2022 was primarily due to updates to the blended state tax rate. Peoples recorded income tax expense of $22.1 million with an effective tax rate of 21.7% in the first nine months of 2023 and $20.2 million with an effective tax rate of 21.4% in the first nine months of 2022. The increase in income tax expense for the first nine months of 2023 when compared to the same 2022 period was driven by higher pre-tax income.
At September 30, 2023, total assets were $8.94 billion, compared to $8.79 billion at June 30, 2023, $7.21 billion at December 31, 2022 and $7.01 billion at September 30, 2022. Total assets at September 30, 2023 increased when compared to at June 30, 2023 primarily due to an increase in interest-bearing deposits in other banks, mostly with the FRB, and an increase in period-end total loan and lease balances. The period-end total loan and lease balances at September 30, 2023 increased $109.8 million, or 7% annualized, compared to at June 30, 2023. The increase in the period-end loan and lease balance was primarily driven by increases of (i) $118.5 million in other commercial real estate loans, (ii) $26.9 million in premium finance loans and (iii) $24.8 million in leases, partially offset by decreases of (i) $44.7 million in construction loans and (ii) $31.5 million in commercial and industrial loans. Total assets at September 30, 2023 increased compared to December 31, 2022 and September 30, 2022 due to $1.51 billion of assets, primarily loans, acquired in the Limestone Merger. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance at September 30, 2023 increased $358.6 million, or 10% annualized, compared to at December 31, 2022, driven by increases of $182.8 million, $57.5 million, $48.4 million, $38.9 million and $30.1 million in other commercial real estate loans, leases, construction loans, indirect consumer loans, and premium finance loans, respectively. These increases were partially offset by a decrease of $13.1 million in consumer residential real estate loans. The increase in total assets from at December 31, 2022 was also impacted by purchases of held-to-maturity investment securities. Management purchased these securities to increase portfolio yield and reduce Peoples' sensitivity to falling intermediate and long-term interest rates. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balance at September 30, 2023 increased $454.6 million, or 10% annualized, compared to at September 30, 2022 primarily due to increases of $182.9 million, $89.8 million, $79.8 million, $76.1 million and $21.6 million in other commercial real estate loans, leases, construction loans, indirect consumer loans, and premium finance loans, respectively. These increases were partially offset by a reduction of $23.1 million in consumer residential real estate loans.
Total liabilities were $7.95 billion at September 30, 2023, up from $7.79 billion at June 30, 2023, $6.42 billion at December 31, 2022 and $6.25 billion at September 30, 2022. The increase in total liabilities when compared to at June 30, 2023 was primarily due to an increase of $77.6 million, or 1%, in period-end total deposits. The increase in period-end total deposits when compared to at

June 30, 2023 was primarily driven by increases of (i) $248.0 million in retail CDs, (ii) $56.0 million in governmental deposits and (iii) $49.0 million in brokered deposits, which are primarily used as a source of funding, partially offset by decreases of (a) $129.5 million in savings accounts, (c) $113.5 million in non-interest-bearing demand deposit accounts, and (c) $44.6 million in interest-bearing demand deposit accounts. The increase in governmental deposit accounts was due to the seasonality of the balances, which are typically higher in the first quarter and third quarter of each year. The increases in total liabilities when compared to at December 31, 2022 and at September 30, 2022 were primarily due to $1.14 billion of liabilities, primarily deposits, acquired in the Limestone Merger. Excluding the deposits acquired in the Limestone Merger, period-end total deposits at September 30, 2023 increased $399.8 million, or 7%, compared to at December 31, 2022, primarily due to increases of $483.3 million in brokered CDs and of $444.1 million in retail CDs, partially offset by decreases of $203.5 million, $180.6 million, and $174.0 million in non-interest bearing deposits, savings accounts, and interest-bearing demand deposit accounts, respectively. Excluding deposits acquired in the Limestone Merger, period-end total deposits at September 30, 2023 increased $251.1 million, or 4%, compared to at September 30, 2022. The increase was primarily driven by increases of $522.8 million in brokered deposits and $429.6 million in retail CDs, partially offset by decreases of $250.0 million, $189.5 million, $175.9 million and $78.8 million in non-interest-bearing demand deposit accounts, savings accounts, interest-bearing demand deposit accounts, and governmental deposit accounts, respectively.
Total stockholders' equity at September 30, 2023 decreased by $5.7 million compared to at June 30, 2023, which was primarily due to an increase in accumulated other comprehensive loss of $24.9 million and dividends paid of $13.8 million, partially offset by net income for the third quarter of 2023 of $31.9 million. The change in accumulated other comprehensive loss was primarily the result of the changes in the market value of available-for-sale investment securities during the period. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $148.1 million and $121.5 million at September 30, 2023 and at June 30, 2023, respectively. Total stockholders' equity at September 30, 2023 increased by $207.9 million and $232.7 million compared to at December 31, 2022 and at September 30, 2022, respectively, primarily due to 6.8 million common shares issued in the Limestone Merger. The increase in total stockholders' equity at September 30, 2023 when compared to at December 31, 2022 was also impacted by net income for the first nine months of 2023 of $79.5 million, partially offset by dividends paid of $37.9 million and an increase in accumulated other comprehensive loss of $16.7 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $129.9 million at December 31, 2022. The increase in total stockholders' equity at September 30, 2023 when compared to at September 30, 2022 was also impacted by net income of $106.4 million in the last twelve months, partially offset by dividends paid of $48.7 million and an increase in accumulated other comprehensive loss of $8.9 million. The increase in accumulated other comprehensive loss was the result of an increase of $10.0 million in unrealized losses related to the available-for-sale investment securities portfolio from September 30, 2022 to September 30, 2023, partially offset by the realization of $2.4 million of pre-tax accumulated losses for the pension plan when it was terminated during the third quarter of 2023. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $138.1 million at September 30, 2022.
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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended corporate income tax rate of 23.3% for the three months and the nine months ended September 30, 2023, 23.6% for the three months ended June 30, 2023, and 23.3% for the three months and the nine months ended September 30, 2022.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Net interest income	$93,274	$84,853	$67,051	$251,005	$182,829
Taxable equivalent adjustment	444	446	387	1,289	1,116
FTE net interest income	$93,718	$85,299	$67,438	$252,294	$183,945

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$62,609	$801	5.08%	$58,245	$673	4.63%	$159,522	$847	2.11%
Investment securities (a)(b):
Taxable	1,626,342	12,682	3.12%	1,673,441	12,817	3.06%	1,483,984	7,604	2.05%
Nontaxable	192,906	1,480	3.07%	200,503	1,477	2.95%	201,150	1,405	2.79%
Total investment securities	1,819,248	14,162	3.11%	1,873,944	14,294	3.05%	1,685,134	9,009	2.13%
Loans (b)(c):
Construction	400,396	9,983	9.76%	358,732	6,491	7.16%	222,966	2,765	4.85%
Commercial real estate, other	1,965,927	34,369	6.84%	1,735,466	28,240	6.44%	1,300,173	16,593	4.99%
Commercial and industrial	1,128,420	22,568	7.83%	1,069,529	19,569	7.24%	865,436	11,140	5.04%
Premium finance	179,390	3,565	7.78%	154,557	2,659	6.81%	162,057	1,949	4.71%
Leases	384,606	11,508	11.71%	359,016	10,275	11.32%	307,459	9,628	12.25%
Residential real estate (d)	952,863	11,879	4.99%	921,012	10,818	4.70%	869,444	9,439	4.34%
Home equity lines of credit	201,973	4,012	7.88%	191,915	3,656	7.64%	173,032	2,217	5.08%
Consumer, indirect	662,462	8,774	5.25%	651,669	7,942	4.89%	576,826	5,907	4.06%
Consumer, direct	139,595	2,416	6.87%	123,899	2,246	7.27%	113,609	1,764	6.16%
Total loans	6,015,632	109,074	7.13%	5,565,795	91,896	6.55%	4,591,002	61,402	5.26%
Allowance for credit losses	(60,724)			(53,427)			(52,719)
Net loans	5,954,908	109,074	7.20%	5,512,368	91,896	6.62%	4,538,283	61,402	5.33%
Total earning assets	7,836,765	124,037	6.23%	7,444,557	106,863	5.70%	6,382,939	71,258	4.40%
Goodwill and other intangible assets	411,229			387,055			329,482
Other assets	558,415			511,271			411,687
Total assets	$8,806,409			$8,342,883			$7,124,108
Interest-bearing deposits:
Savings accounts	$1,058,606	$447	0.17%	$1,095,713	$583	0.21%	$1,079,580	$139	0.05%
Governmental deposit accounts	758,409	4,012	2.10%	693,725	2,330	1.35%	741,836	543	0.29%
Interest-bearing demand accounts	1,198,100	520	0.17%	1,178,614	532	0.18%	1,158,970	190	0.07%
Money market accounts	717,765	2,943	1.63%	679,123	2,006	1.18%	623,144	292	0.19%
Retail CDs	1,043,579	7,161	2.72%	825,155	4,209	2.05%	560,532	644	0.46%
Brokered CDs (e)	631,410	7,399	4.65%	480,640	4,743	3.96%	86,524	508	2.33%
Total interest-bearing deposits	5,407,869	22,482	1.65%	4,952,970	14,403	1.17%	4,250,586	2,316	0.22%
Borrowed funds:
Short-term FHLB advances (e)	344,978	4,717	5.42%	387,543	4,938	5.11%	41,696	266	2.53%
Repurchase agreements and other	113,484	452	1.59%	106,018	376	1.42%	161,069	127	0.32%
Total short-term borrowings	458,462	5,169	4.48%	493,561	5,314	4.32%	202,765	393	0.77%
Long-term FHLB advances	60,486	521	3.42%	33,819	205	2.43%	34,727	212	2.42%
Long-term notes payable	39,680	635	6.40%	44,493	548	4.94%	63,420	698	4.40%
Other long-term borrowings (f)	48,068	1,512	12.31%	53,779	1,094	8.05%	13,735	201	5.73%
Total long-term borrowings	148,234	2,668	7.19%	132,091	1,847	5.56%	111,882	1,111	3.97%
Total borrowed funds	606,696	7,837	4.72%	625,652	7,161	4.58%	314,647	1,504	1.91%
Total interest-bearing liabilities	6,014,565	30,319	1.96%	5,578,622	21,564	1.55%	4,565,233	3,820	0.33%
Non-interest-bearing deposits	1,627,231			1,637,671			1,655,888
Other liabilities	159,755			175,152			105,128
Total liabilities	7,801,551			7,391,445			6,326,249
Total stockholders’ equity	1,004,858			951,438			797,859
Total liabilities and stockholders’ equity	$8,806,409			$8,342,883			$7,124,108
Interest rate spread (b)		$93,718	4.27%		$85,299	4.15%		$67,438	4.07%
Net interest margin (b)			4.70%			4.54%			4.17%

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$57,271	$1,862	4.35%	$224,060	$1,306	0.78%
Investment securities (a)(b):
Taxable	1,632,594	36,548	2.98%	1,488,609	20,712	1.86%
Nontaxable	194,667	4,255	2.91%	199,515	3,991	2.67%
Total investment securities	1,827,261	40,803	2.98%	1,688,124	24,703	1.95%
Loans (b)(c):
Construction	333,895	20,437	8.07%	219,478	7,136	4.29%
Commercial real estate, other	1,671,019	82,403	6.50%	1,338,375	46,974	4.63%
Commercial and industrial	1,021,573	56,747	7.33%	872,601	27,878	4.21%
Premium finance	160,729	8,374	6.87%	146,345	4,891	4.41%
Leases	362,222	31,426	11.44%	253,231	26,271	13.68%
Residential real estate (d)	903,622	32,414	4.78%	890,499	28,531	4.27%
Home equity lines of credit	190,225	10,634	7.47%	168,137	5,577	4.43%
Consumer, indirect	651,578	23,947	4.91%	547,438	16,195	3.96%
Consumer, direct	125,826	6,401	6.80%	110,509	5,006	6.06%
Total loans	5,420,689	272,783	6.66%	4,546,613	168,459	4.91%
Allowance for credit losses	(55,757)			(56,237)
Net loans	5,364,932	272,783	6.73%	4,490,376	168,459	4.97%
Total earning assets	7,249,464	315,448	5.76%	6,402,560	194,468	4.03%
Goodwill and other intangible assets	374,924			321,043
Other assets	496,497			380,376
Total assets	$8,120,885			$7,103,979
Interest-bearing deposits:
Savings accounts	$1,066,783	$1,166	0.15%	$1,068,912	$218	0.03%
Governmental deposit accounts	696,359	7,408	1.42%	705,891	1,462	0.28%
Interest-bearing demand accounts	1,160,698	1,232	0.14%	1,169,284	397	0.05%
Money market accounts	661,272	5,774	1.17%	638,061	492	0.10%
Retail CDs	817,512	13,120	2.15%	596,335	2,262	0.51%
Brokered CDs (e)	452,574	13,846	4.09%	88,336	1,552	2.35%
Total interest-bearing deposits	4,855,198	42,546	1.17%	4,266,819	6,383	0.20%
Borrowed funds:
Short-term FHLB advances (e)	373,304	13,969	5.00%	50,132	816	2.18%
Repurchase agreements and other	104,522	971	1.24%	119,228	176	0.20%
Total short-term borrowings	477,826	14,940	4.18%	169,360	992	0.78%
Long-term FHLB advances	42,870	930	2.90%	59,440	775	1.74%
Long-term notes payable	44,903	1,837	5.45%	57,989	1,900	4.37%
Other long-term borrowings (f)	38,676	2,901	9.89%	13,700	473	4.55%
Total long-term borrowings	126,449	5,668	5.98%	131,129	3,148	3.20%
Total borrowed funds	604,275	20,608	4.14%	300,489	4,140	1.83%
Total interest-bearing liabilities	5,459,473	63,154	1.50%	4,567,308	10,523	0.31%
Non-interest-bearing deposits	1,607,411			1,637,053
Other liabilities	134,003			91,749
Total liabilities	7,200,887			6,296,110
Total stockholders’ equity	919,998			807,869
Total liabilities and stockholders’ equity	$8,120,885			$7,103,979
Interest rate spread (b)		$252,294	4.26%		$183,945	3.72%
Net interest margin (b)			4.60%			3.81%
(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on an FTE basis, using a 23.3% blended corporate income tax rate for the three months and the nine months ended September 30, 2023, 23.6% for the three months ended June 30, 2023, and 23.3% for the three months and the nine months ended September 30, 2022.
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
Peoples' average balances compared to prior periods have been impacted by recent acquisitions, including the Limestone Merger as of the close of business on April 30, 2023, which added to average loan, deposit and borrowed funds balances. Peoples' cash balances have increased primarily due to an increase in interest-bearing deposits in other banks, mostly with the FRB. The increases in market interest rates have increased asset yields and deposit outflows (which have increased borrowings).
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2023 Compared to						Nine Months Ended September 30, 2023 Compared to
(Dollars in thousands)	June 30, 2023			September 30, 2022			September 30, 2022
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$702	$(574)	$128	$2,816	$(2,862)	$(46)	$2,723	$(2,167)	$556
Investment Securities (b):
Taxable	1,049	(1,184)	(135)	4,287	791	5,078	(163)	15,999	15,836
Nontaxable	247	(244)	3	395	(320)	75	255	9	264
Total investment income	1,296	(1,428)	(132)	4,682	471	5,153	92	16,008	16,100
Loans (b):
Construction	2,676	816	3,492	4,038	3,180	7,218	8,362	4,939	13,301
Commercial real estate, other	1,410	4,719	6,129	7,455	10,321	17,776	21,955	13,474	35,429
Commercial and industrial	1,492	1,507	2,999	7,364	4,064	11,428	23,450	5,419	28,869
Premium finance	426	480	906	1,388	228	1,616	2,962	521	3,483
Leases	398	835	1,233	(2,569)	4,449	1,880	(6,847)	12,002	5,155
Residential real estate	627	434	1,061	1,483	957	2,440	3,457	426	3,883
Home equity lines of credit	137	219	356	1,377	418	1,795	4,243	814	5,057
Consumer, indirect	680	152	832	1,904	963	2,867	4,343	3,409	7,752
Consumer, direct	(222)	392	170	218	434	652	656	739	1,395
Total loan income	7,624	9,554	17,178	22,658	25,014	47,672	62,581	41,743	104,324
Total interest income	$9,622	$7,552	$17,174	$30,156	$22,623	$52,779	$65,396	$55,584	$120,980
INTEREST EXPENSE:
Deposits:
Savings accounts	$(117)	$(19)	$(136)	$327	$(19)	$308	$949	$(1)	$948
Governmental deposit accounts	1,431	251	1,682	3,457	12	3,469	5,979	(33)	5,946
Interest-bearing demand accounts	(61)	49	(12)	323	7	330	840	(5)	835
Money market accounts	820	117	937	2,600	51	2,651	5,263	19	5,282
Retail CDs	1,655	1,297	2,952	5,554	963	6,517	9,742	1,116	10,858
Brokered CDs	1,182	1,474	2,656	941	5,950	6,891	1,873	10,421	12,294
Total deposit cost	4,910	3,169	8,079	13,202	6,964	20,166	24,646	11,517	36,163
Borrowed funds:
Short-term borrowings	2,073	(2,218)	(145)	1,188	3,588	4,776	3,040	10,908	13,948
Long-term borrowings	1,802	(981)	821	1,225	332	1,557	1,355	1,165	2,520
Total borrowed funds cost	3,875	(3,199)	676	2,413	3,920	6,333	4,395	12,073	16,468
Total interest expense	8,785	(30)	8,755	15,615	10,884	26,499	29,041	23,590	52,631
FTE net interest income	$837	$7,582	$8,419	$14,541	$11,739	$26,280	$36,355	$31,994	$68,349
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on an FTE basis, using a 23.3% blended corporate income tax rate for the three months and the nine months ended September 30, 2023, 23.6% for the three months ended June 30, 2023, and 23.3% for the three months and the nine months ended September 30, 2022.

Compared to the linked quarter, net interest income increased 10% and net interest margin expanded by 16 basis points. The increase in net interest income was primarily due to net interest income provided by Limestone following the Limestone Merger and increases in market interest rates. Net interest margin was 4.70% for the third quarter of 2023, compared to 4.54% for the linked quarter. The increase in net interest margin for the third quarter of 2023 compared to the linked quarter was primarily driven by a full quarter of accretion on the acquired Limestone portfolio in the third quarter compared to only two months in the second quarter. The third quarter was also impacted by a true-up of $3.6 million to the preliminary Limestone-related accretion, $1.9 million of which would have benefited the second quarter of 2023. Also impacting the increases in net interest income and net interest margin was 6 basis points of improvement in investment yields due to sales of lower-yielding investment securities and a full quarter of yields from the securities acquired in the Limestone Merger compared to two months in the linked quarter. Partially offsetting these benefits was an increase in interest expense resulting from a shift in the composition of funding sources to retail and brokered CDs from non-interest bearing deposits, combined with an increase in market interest rates for deposits and other funding sources.
Net interest income for the third quarter of 2023 grew 39% over the prior year quarter and net interest margin increased by 53 basis points. The increase in net interest income compared to the third quarter of 2022 was driven by increases in market interest rates, the Limestone Merger, and organic growth. Compared to the prior year quarter, loan yields grew 187 basis points due to the rising market interest rate environment and both acquisitive and organic growth, while borrowing costs increased 281 basis points due primarily to a change in the composition of borrowings and increases in market interest rates.
For the first nine months of 2023, net interest income and net interest margin grew 37% and 79 basis points, respectively, compared to 2022. During that same time, loan yields increased 175 basis points, which was partially offset by higher borrowing costs. The increase in net interest income was driven by increases in market interest rates and the additional net interest income provided by Limestone following the Limestone Merger.
Peoples recognized interest income on deferred loan fees/costs associated with PPP loans of $0.4 million during the third quarter of 2022 along with $22,000 of interest earned on PPP loans. The interest income recognized on PPP loans added 1 basis point to net interest margin for the third quarter of 2022. For the first nine months of 2022, interest income recognized on deferred loan fees/costs related to PPP loans was $2.2 million, and interest earned was $0.3 million. The interest income recognized on PPP loans added 3 basis points to net interest margin for the first nine months of 2022. The deferred loan fees/costs associated with PPP loans and interest earned on PPP loans were minimal for the third quarter of 2023, the linked quarter and the first nine months of 2023.
Accretion income, net of amortization expense, from acquisitions was $9.8 million for the third quarter of 2023, $4.5 million for the linked quarter and $2.8 million for the third quarter of 2022, which added 49 basis points, 24 basis points and 16 basis points, respectively, to net interest margin. The increases in accretion income for the third quarter of 2023, when compared to the linked quarter and the third quarter of 2022 were driven by accretion from the Limestone Merger and the aforementioned third quarter 2023 true-up to preliminary Limestone-related accretion. For the first nine months of 2023, accretion income, net of amortization expense, totaled $16.3 million and added 30 basis points to net interest margin compared to $9.4 million and 20 basis points for the first nine months of 2022. The increase in accretion income for the first nine months of 2023 compared to the same period in 2022 was due to higher accretion recognized from the Limestone Merger than was recorded due to the acquisitions of Vantage, NSL and Premier in the prior period.
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
Provision for (Recovery of) Credit Losses
The following table details Peoples’ provision for (recovery of) credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Provision for (recovery of) other credit losses	$3,764	$7,751	$1,558	$13,188	$(6,583)
Provision for checking account overdraft credit losses	289	232	218	701	772
Provision for (recovery of) credit losses	$4,053	$7,983	$1,776	$13,889	$(5,811)
As a percentage of average total loans (a)	0.27%	0.58%	0.15%	0.34%	(0.17)%
(a) Presented on an annualized basis.
The provision for (recovery of) credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the third quarter of 2023 was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. The provision for credit losses for the linked quarter was due to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and a recovery of $1.0 million due to improvements in macro-economic conditions. The provision for credit losses for the third quarter of 2022 was largely attributable to a deterioration of macro-economic conditions, partially offset by the release of reserves on individually analyzed loans.
For the first nine months of 2023, the provision for credit losses was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (ii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and the use of updated loss drivers. The recovery of credit losses for the first nine months of 2022 was primarily due to the impact of economic assumptions used in the CECL model.
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
Net (Loss) Gain Included in Total Non-Interest Income
Net (loss) gain includes net losses and net gains on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses and net gains for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Net (loss) gain on investment securities	$(7)	$(166)	$21	$(2,108)	$107
Net (loss) gain on asset disposals and other transactions:
Net (loss) gain on other assets	(284)	(44)	94	(557)	(47)
Net (loss) on OREO	—	(1,613)	(105)	(1,623)	(138)
Net (loss) on other transactions	(23)	(8)	(24)	(38)	(129)
Net (loss) on asset disposals and other transactions	$(307)	$(1,665)	$(35)	$(2,218)	$(314)
The net loss on investment securities in the first nine months of 2023 was primarily due to a $2.0 million pre-tax net loss on sales of available-for-sale investment securities. During the first quarter of 2023, Peoples executed sales of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sale of the available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss. The realized losses recognized due to these transactions are projected to be earned back within the end of the 2023 fiscal year.
The net loss on asset disposals and other transactions for the third quarter of 2023 was due to $0.3 million of net losses on repossessed assets. The net loss for the linked quarter was primarily due to the $1.6 million write-down of an OREO property due to a pending sale of the property.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 20% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the third quarter of 2023, compared to 21% and 23% for the linked quarter and the third quarter of 2022, respectively. For the first nine months of 2023, total non-interest income, excluding net gains and losses, totaled 21% of total revenues compared to 25% for the first nine months of 2022. The decreases in these ratios for the third quarter and the first nine months of 2023 when compared to prior periods were primarily due to higher net interest income associated with income from Limestone following the Limestone Merger, coupled with increases in the market interest rates.
For the third quarter of 2023, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
E-banking income	$6,466	$6,466	$5,261	$18,375	$15,933
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased for the third quarter of 2023 compared to the prior year third quarter primarily due to additional income provided by

Limestone. E-banking income for the first nine months of 2023 was also impacted by increased customer activity including the additional customers from the Limestone Merger, when compared to the same period in 2022.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Property and casualty insurance commissions	$3,585	$3,360	$2,958	$10,197	$8,859
Performance-based commissions	40	35	64	1,602	1,420
Life and health insurance commissions	548	535	508	1,647	1,464
Other fees and charges	77	74	88	233	252
Insurance income	$4,250	$4,004	$3,618	$13,679	$11,995

Peoples' insurance income for the third quarter of 2023 increased when compared to that for the linked quarter and the third quarter of 2022, which was driven by higher performance-based property and casualty insurance commissions due to client acquisition efforts and hardening insurance markets. Insurance income in the first nine months of 2023 increased 14% when compared to the first nine months of 2022 due to higher commissions and additional customers.
Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Fiduciary income	$1,835	$2,046	$1,752	$5,686	$5,716
Brokerage income	1,782	1,667	1,578	5,076	4,858
Employee benefit fees	671	701	624	2,024	1,902
Trust and investment income	$4,288	$4,414	$3,954	$12,786	$12,476
Fiduciary income and brokerage income decreased slightly in the third quarter of 2023 relative to the linked quarter due to market volatility. When compared to the third quarter of 2022, fiduciary income and brokerage income increased, which was driven by an increase in brokerage income due to an increase in assets under administration and management. For the first nine months of 2023, trust and investment income increased when compared to the same period in 2022 due to an increase in brokerage income, partially offset by less fiduciary income, primarily reflecting market volatility.
The following table details Peoples' assets under administration and management:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
(Dollars in thousands)
Trust	$1,900,488	$1,931,789	$1,803,887	$1,764,639	$1,682,334
Brokerage	1,364,372	1,379,309	1,318,300	1,211,868	1,127,831
Total	$3,264,860	$3,311,098	$3,122,187	$2,976,507	$2,810,165
Quarterly average	$3,319,655	$3,205,186	$3,076,285	$2,965,985	$2,844,181
The decreases in assets under administration and management at September 30, 2023 compared to at June 30, 2023 was driven by a decrease in trust assets and market value fluctuations. The increase in assets under administration and management at September 30, 2023 when compared to at September 30, 2022 was primarily due to the acquisition of an independent financial advisor in January of 2023 which increased brokerage assets by $30 million.

Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Overdraft and non-sufficient funds fees	$2,461	$2,276	$2,233	$6,579	$6,154
Account maintenance fees	1,577	1,623	1,353	4,661	3,971
Other fees and charges	478	254	247	952	692
Deposit account service charges	$4,516	$4,153	$3,833	$12,192	$10,817
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the third quarter of 2023 compared to the linked quarter due to a full quarter of income from Limestone customers compared to only two months in the linked quarter. Deposit account service charges increased when comparing the third quarter and the year to date of 2023 to the same 2022 periods due to the Limestone Merger and increased maintenance fee rates.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Other non-interest income	2,452	1,059	967	4,179	2,819
Bank owned life insurance income	1,375	842	694	2,924	1,922
Lease income	(66)	1,719	1,725	2,730	2,931
Mortgage banking income	237	189	328	740	1,116
The increases in non-interest income when comparing the three and the nine months ended September 30, 2023 to their respective prior periods of 2022 were primarily due to increases in operating lease income.
Bank owned life insurance income for the third quarter of 2023 increased compared to the linked quarter primarily due to a cumulative adjustment related to the acquired Limestone portfolio. Bank owned life insurance income for the third quarter and year to date of 2023, increased when compared to the same periods of 2022, due to the Limestone Merger as well as additional investments in bank owned life insurance.
Lease income is primarily comprised of (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. The third quarter of 2023 decrease in lease income when compared to the linked quarter and third quarter of 2022 was due to $1.6 million in net losses on the disposition of lease residuals during the quarter, partially offset by other lease income. The first nine months of 2023 decrease in lease income when compared to the same period of 2022 was also due to lease residual activity in the third quarter of 2023, partially offset by increases in lease income from Vantage.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the third quarter of 2023 and the first nine months of 2023 declined when compared to the comparative prior periods of 2022 primarily due to the rising market interest rate environment.
In the third quarter of 2023, Peoples sold $0.8 million in loans into the secondary market with servicing retained and $9.4 million in loans with servicing released, compared to $1.1 million and $6.1 million, respectively, in the second quarter of 2023, and $4.4 million and $7.6 million, respectively, in the third quarter of 2022. For the first nine months of 2023, Peoples sold $2.7 million in loans into the secondary market with servicing retained, and $22.8 million in loans with servicing released, compared to $16.1 million and $21.6 million, respectively, for the first nine months of 2022.

Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Base salaries and wages	$24,152	$27,407	$18,762	$71,891	$54,846
Sales-based and incentive compensation	6,480	5,502	4,899	15,927	13,448
Employee benefits	4,307	3,622	3,340	12,044	10,282
Payroll taxes and other employment costs	1,949	1,535	1,796	5,854	5,276
Stock-based compensation	1,107	1,043	782	4,339	2,987
Deferred personnel costs	(1,387)	(1,084)	(961)	(3,394)	(2,907)
Salaries and employee benefit costs	$36,608	$38,025	$28,618	$106,661	$83,932
Full-time equivalent employees:
Actual at end of period	1,482	1,500	1,244	1,482	1,244
Average during the period	1,494	1,393	1,253	1,359	1,106
Base salaries and wages for the third quarter of 2023 decreased compared to the linked quarter due to a $4.8 million decrease in acquisition-related expenses, partially offset by an increase in non-acquisition related expenses due to growth and a full quarter of expenses from Limestone employees compared to two months of expenses in the linked quarter. Base salaries and wages for the third quarter of 2023 and the first nine months of 2023 increased compared to the comparative prior periods due to $0.2 million and $5.3 million of acquisition-related expenses related to the Limestone Merger for the third quarter of 2023 and the first nine months of 2023, respectively, and additional expenses from Limestone employees in the third quarter of 2023 and the first nine months of 2023. Base salaries and wages for the first nine months of 2023 also increased when compared to the same period of 2022 due to annual merit increases as well as a full nine months of expenses related to the additional salaries associated with the acquisition of Vantage compared to seven months of expenses in the first nine months of 2022.
The increases in sales-based and incentive compensation for the third quarter of 2023 and the first nine months of 2023 compared to the comparative prior periods presented were primarily due to the overall company performance measures used in calculating incentive awards.
The increase in employee benefits for the third quarter of 2023 compared to the linked quarter, was primarily due to increased medical costs as well as a full quarter of expenses from Limestone employees compared to two months of expenses in the linked quarter. The increases in employee benefits for the third quarter of 2023 and the first nine months of 2023 compared to the third quarter of 2022 and the first nine months of 2022 were primarily due to the addition of Limestone employee benefits expenses. The increase in employee benefits for the first nine months of 2023 compared to the first nine months of 2022 was also due to higher medical costs reflecting a full nine months of expenses in 2023 for the Vantage employees versus seven months of expenses in the first nine months of 2022.
Payroll taxes and other employment costs for the third quarter of 2023 increased compared to the linked quarter due to an increase in payroll taxes due to growth and a full quarter of expenses from Limestone employees compared to two months of expenses in the linked quarter. The increases in payroll taxes and other employment costs for the three months and the nine months ended September 30, 2023, when compared to the three months and the nine months ended September 30, 2022, were primarily due to additional Limestone-related non-acquisition-related expenses and $0.1 million and $0.2 million, respectively, of acquisition-related expenses in the third quarter and first nine months of 2023.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted common share awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the third quarter of 2023 and the first nine months of 2023 increased when compared to the third quarter of 2022 and the first nine months of 2022 due to additional employees, including the ones added in the acquisition of Vantage.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. The increases in deferred personnel costs for the third quarter and the first nine months of 2023 compared to the comparative prior periods were primarily due to an increase in loan origination volume.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Depreciation	$2,018	$1,876	$1,722	$5,684	$5,315
Repairs and maintenance costs	1,846	1,334	1,333	4,441	3,959
Property taxes, utilities and other costs	1,158	1,182	994	3,497	3,190
Net rent expense	479	988	764	2,214	2,205
Net occupancy and equipment expense	$5,501	$5,380	$4,813	$15,836	$14,669
The third quarter of 2023 net occupancy and equipment expense increased when compared to the linked quarter due to a full quarter of Limestone-related net occupancy and equipment expense compared to two months of expense in the linked quarter. The third quarter and the first nine months of 2023 net occupancy and equipment expense increased when compared to the comparative periods in 2022 due to additional net occupancy and equipment expense from the Limestone Merger.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Data processing and software expense	$6,288	$4,728	$3,279	$15,578	$9,228
Professional fees	3,456	7,438	2,832	13,775	8,784
Amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
E-banking expense	1,836	1,832	2,648	5,159	8,134
Marketing expense	1,267	1,357	1,136	3,554	2,991
FDIC insurance premiums	1,260	1,464	709	3,525	2,921
Franchise tax expense	772	872	1,075	2,678	2,941
Other loan expenses	856	538	511	2,133	1,788
Communication expense	752	724	599	2,089	1,873
Other non-interest expense	9,820	5,465	4,010	19,859	10,755
Data processing and software expenses for the third quarter and the first nine months of 2023 were impacted by $1.3 million of acquisition-related data processing and software expenses attributable to Limestone in the third quarter of 2023, which was the primary driver of the increase when compared to the linked quarter. The increases for the third quarter and the first nine months of 2023 when compared to the third quarter and first nine months of 2022 were also driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
Professional fees for the third quarter of 2023 decreased when compared to the linked quarter due to less acquisition-related expenses. Professional fees for the third quarter and the first nine months of 2023 increased when compared to the comparative prior periods in 2022 due to $0.4 million and $5.5 million of acquisition-related expenses during the third quarter and first nine months of 2023, respectively, related to the Limestone Merger.
Amortization of other intangible assets for the third quarter and the first nine months of 2023 increased when compared to the linked quarter and comparative prior periods in 2022 due to additional expenses attributable to the Limestone Merger during the third quarter and the first nine months of 2023, respectively.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards. E-banking expense decreased for the third quarter and first nine months of 2023 when compared to the same periods of 2022 due to reduced costs for Peoples' online banking platform and a reclassification of those costs relative to the prior period to data processing and software expense.
Marketing expense and communication expense for the third quarter of 2023 decreased when compared to the linked quarter due to additional marketing campaigns to promote the Limestone Merger in the second quarter of 2023. Marketing expense and communication expense for the third quarter and the first nine months of 2023 increased when compared to the comparative prior periods in 2022 due to additional marketing campaigns in 2023. Additionally, Limestone added additional communication expenses in the third quarter and the first nine months of 2023, respectively.

Peoples' FDIC insurance premiums for the third quarter of 2023 decreased when compared to the linked quarter due to a prior period true-up related to an increase in rates assessed by the FDIC. FDIC insurance premiums for the third quarter and the first nine months of 2023 increased when compared to the comparative prior periods in 2022 due to organic and acquisitive growth and an increase in rates assessed by the FDIC. The first nine months of 2022 was also impacted by an adjustment in the first quarter of 2022 relating to prior acquisitions.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The decreases for the third quarter and the first nine months of 2023 versus the respective prior comparative periods were driven by a lower apportionment in Ohio compared to all comparative prior periods.
Other loan expenses during the third quarter of 2023 and the first nine months of 2023 increased when compared to the respective prior comparative periods primarily due to increases in miscellaneous loan and collection expenses. The third quarter and the first nine months of 2023 increases when compared to the same periods of 2022 were also impacted by Limestone-related expenses and increases in business loan expenses and credit bureau expenses.
Other non-interest expense for the third quarter of 2023 and the first nine months of 2023 increased when compared to the linked quarter and comparative prior periods in 2022 due to a $2.4 million settlement charge in relation to the termination of the pension plan and $1.8 million of acquisition-related expenses related to the Limestone Merger, mostly due to early contract termination fees, recorded in the third quarter of 2023. The increases in other non-interest expense for the third quarter of 2023 and the first nine months of 2023 were also impacted by increases of $0.6 million, $0.9 million, and $1.1 million in operating lease expense when compared to the linked quarter, third quarter of 2022, and first nine months of 2022, respectively.
Income Tax Expense
Peoples recorded income tax expense of $8.8 million with an effective tax rate of 21.7% for the third quarter of 2023, compared to income tax expense of $6.2 million with an effective tax rate of 22.6% for the linked quarter and income tax expense of $7.4 million with an effective tax rate of 22.2% for the third quarter of 2022. Income tax expense for the third quarter of 2023 compared to the linked quarter and the third quarter of 2022, increased due to higher net income before income taxes. The effective rate decrease for the third quarter of 2023 when compared to the linked quarter and the third quarter of 2022 was primarily due to updates to the blended state tax rate. Peoples recorded income tax expense of $22.1 million with an effective tax rate of 21.7% in the first nine months of 2023 and $20.2 million with an effective tax rate of 21.4% in the first nine months of 2022. The increase in income tax expense for the first nine months of 2023 when compared to the same 2022 period was driven by higher pre-tax income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Pre-provision net revenue:
Income before income taxes	$40,729	$27,262	$33,388	$101,597	$94,661
Add: provision for credit losses	4,053	7,983	1,776	13,889	1,776
Add: loss on OREO	1	1,612	105	1,623	138
Add: loss on investment securities	7	166	—	2,108	44
Add: loss on other assets	283	45	—	557	142
Add: loss on other transactions	23	8	24	38	128
Less: recovery of credit losses	—	—	—	—	7,587
Less: gain on investment securities	—	—	21	—	151
Less: gain on other assets	—	—	94	—	94
Pre-provision net revenue	$45,096	$37,076	$35,178	$119,812	$89,057
Total average assets	$8,806,409	$8,342,883	$7,124,108	$8,120,885	$7,103,979
Pre-provision net revenue to total average assets (annualized)	2.03%	1.78%	1.96%	1.97%	1.68%
Weighted-average common shares outstanding - diluted	35,061,897	32,649,976	27,973,255	31,977,486	28,009,263
Pre-provision net revenue per common share - diluted	$1.28	$1.13	$1.25	$3.72	$3.17
The increase in the PPNR for the third quarter of 2023 compared to the second quarter of 2023 was driven by increased net interest income due to a full quarter of income from the Limestone Merger compared to two months in the linked quarter and the positive impact of recent increases in market interest rates, partially offset by an increase in non-interest expense, primarily due to the Limestone Merger. The increases in PPNR for the third quarter and the first nine months of 2023 when compared to the same periods in 2022 were due to increased net interest income reflecting the positive impact of recent increases in market interest rates as well as the additional net interest income from Limestone customers after the Limestone Merger.
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
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Core non-interest expense:
Total non-interest expense	$71,696	$70,623	$52,253	$198,798	$153,781
Less: acquisition-related expenses	4,434	10,709	339	15,694	2,314
Less: pension settlement charges	2,424	—	139	2,424	139
Less: COVID-19-related expenses	—	—	9	—	132
Add: COVID-19 Employee Retention Credit	—	548	—	548	—
Core non-interest expense	$64,838	$60,462	$51,766	$181,228	$151,196
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Efficiency ratio:
Total non-interest expense	$71,696	$70,623	$52,253	$198,798	$153,781
Less: amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
Adjusted total non-interest expense	68,416	67,823	50,230	190,847	148,016
Total non-interest income	23,204	21,015	20,366	63,279	59,802
Less: net (loss) gain on investment securities	(7)	(166)	21	(2,108)	107
Less: net loss on asset disposals and other transactions	(307)	(1,665)	(35)	(2,218)	(314)
Total non-interest income excluding net gains and losses	23,518	22,846	20,380	67,605	60,009
Net interest income	93,274	84,853	67,051	251,005	182,829
Add: FTE adjustment (a)	444	446	387	1,289	1,116
Net interest income on an FTE basis	93,718	85,299	67,438	252,294	183,945
Adjusted revenue	$117,236	$108,145	$87,818	$319,899	$243,954
Efficiency ratio	58.36%	62.71%	57.20%	59.66%	60.67%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$64,838	$60,462	$51,766	$181,228	$151,196
Less: amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
Adjusted core non-interest expense	61,558	57,662	49,743	173,277	145,431
Non-interest income excluding net gains and losses	23,518	22,846	20,380	67,605	60,009
Net interest income on an FTE basis	93,718	85,299	67,438	252,294	183,945
Adjusted revenue	$117,236	$108,145	$87,818	$319,899	$243,954
Efficiency ratio adjusted for non-core items	52.51%	53.32%	56.64%	54.17%	59.61%
(a) Tax effect is calculated using a 23.3% blended corporate income tax rate for the three months and the nine months ended September 30, 2023, a 23.6% blended corporate income tax rate for the three months ended June 30, 2023, and a 23.3% blended corporate income tax rate for the three months and the nine months ended September 30, 2022.
The efficiency ratio decreased for the third quarter of 2023 when compared to the second quarter of 2023 and increased when compared to the third quarter of 2022. The decrease in the efficiency ratio compared to the linked quarter was primarily due to higher net interest income due to an increase in market interest rates and a full quarter with the additional customers from the Limestone Merger compared to two months in the linked quarter and less acquisition-related expenses, partially offset by an increase in non-acquisition-related non-interest expenses. The increase in the efficiency ratio compared to the prior year quarter was primarily due to the increases in non-interest expenses, primarily from the Limestone Merger, which was mostly offset by higher net interest income due to increases in the market interest rates and additional customers from the Limestone Merger. The efficiency ratio for the first nine months of 2023 improved when compared to the first nine months of 2022 due to increased net interest income driven by increases in the market interest rates and additional net interest income provided by Limestone after the Limestone Merger, partially offset by an increase in non-interest expenses due to the Limestone Merger.
The efficiency ratios adjusted for non-core items for the third quarter of 2023 and the first nine months of 2023 improved when compared to the comparative prior periods of 2022 due to increased net interest income driven by increases in the market interest rates and additional net interest income provided by Limestone after the Limestone Merger, partially offset by an increase in core non-interest expense due to the Limestone Merger.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022

Annualized net income adjusted for non-core items:
Net income	$31,882	$21,096	$25,978	$79,538	$74,443
Add: net loss on investment securities	7	166	—	2,108	—
Less: tax effect of net loss on investment securities (a)	2	35	—	443	—
Less: net gain on investment securities	—	—	21	—	107
Add: tax effect of net gain on investment securities (a)	—	—	4	—	22
Add: net loss on asset disposals and other transactions	307	1,665	35	2,218	314
Less: tax effect of net loss on asset disposals and other transactions (a)	65	349	7	466	66
Add: acquisition-related expenses	4,434	10,709	339	15,694	2,314
Less: tax effect of acquisition-related expenses (a)	931	2,249	71	3,296	486
Add: pension settlement charges	2,424	—	139	2,424	139
Less: tax effect of pension settlement charges (a)	509	—	29	509	29
Add: COVID-19-related expenses	—	—	9	—	132
Less: tax effect of COVID-19-related expenses (a)	—	—	2	—	28
Less: COVID-19 Employee Retention Credit	—	548	—	548	—
Add: tax effect of COVID-19 Employee Retention Credit (a)	—	115	—	115	—
Net income adjusted for non-core items (after tax)	$37,547	$30,570	$26,374	$96,835	$76,648
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$126,488	$84,616	$103,065	$106,342	$99,530
Annualized net income adjusted for non-core items (after tax)	$148,964	$122,616	$104,636	$129,468	$102,478
Return on average assets:
Annualized net income	$126,488	$84,616	$103,065	$106,342	$99,530
Total average assets	8,806,409	8,342,883	7,124,108	8,120,885	7,103,979
Return on average assets	1.44%	1.01%	1.45%	1.31%	1.40%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$148,964	$122,616	$104,636	$129,468	$102,478
Total average assets	8,806,409	8,342,883	7,124,108	8,120,885	7,103,979
Return on average assets adjusted for non-core items (after tax)	1.69%	1.47%	1.47%	1.59%	1.44%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets adjusted for non-core items for the third quarter of 2023 increased when compared to the linked quarter, due to an increase in annualized net income resulting from an increase in net interest income and a decrease in acquisition-related expenses, partially offset by an increase in average assets resulting from the Limestone Merger as well as increases in non-interest expenses. The increase in the return on average assets adjusted for non-core items for the third quarter of 2023, compared to the third quarter of 2022, was attributable to an increase in annualized net income primarily due to an increase in net interest income, partially offset by the assets acquired in the Limestone Merger and an increase in expenses. The return on average assets adjusted for non-core items for the first nine months of 2023 increased when compared to the first nine months of 2022, due to a higher annualized net income due to an increase in net interest income, partially offset by an increase in average assets, higher non-interest expenses, and a provision for credit losses compared to a recovery of credit losses in the first nine months of 2022.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2022	September 30,
(Dollars in thousands)				2023	2022
Annualized net income excluding amortization of other intangible assets:
Net income	$31,882	$21,096	$25,978	$79,538	$74,443
Add: amortization of other intangible assets	3,280	2,800	2,023	7,951	5,765
Less: tax effect of amortization of other intangible assets (a)	689	588	425	1,670	1,211
Net income excluding amortization of other intangible assets	$34,473	$23,308	$27,576	$85,819	$78,997
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$126,488	$84,616	$103,065	$106,342	$99,530
Annualized net income excluding amortization of other intangible assets	$136,768	$93,488	$109,405	$114,740	$105,619
Average tangible equity:
Total average stockholders' equity	$1,004,858	$951,438	$797,859	$919,998	$807,869
Less: average goodwill and other intangible assets	411,229	387,055	329,482	374,924	321,043
Average tangible equity	$593,629	$564,383	$468,377	$545,074	$486,826
Return on total average stockholders' equity ratio:
Annualized net income	$126,488	$84,616	$103,065	$106,342	$99,530
Total average stockholders' equity	$1,004,858	$951,438	$797,859	$919,998	$807,869
Return on total average stockholders' equity	12.59%	8.89%	12.92%	11.56%	12.32%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$136,768	$93,488	$109,405	$114,740	$105,619
Average tangible equity	$593,629	$564,383	$468,377	$545,074	$486,826
Return on average tangible equity	23.04%	16.56%	23.36%	21.05%	21.70%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios increased when compared to the linked quarter due to an increase in annualized net income mainly attributable to an increase in net interest income, partially offset by an increase in acquisition-related expenses and non-acquisition-related expenses. The decreases in the return on total average stockholders' equity and average tangible equity ratios in the third quarter of 2023 when compared to the same period of 2022 were due to the issuance of 6.8 million common shares as consideration in the Limestone Merger, an increase in acquisition-related expenses, and an increase in the provision for credit losses due to the initial provision for the non-purchased credit deteriorated loans acquired from Limestone, partially offset by an increase in total net interest income driven by the recent increases in market interest rates and additional net interest income from Limestone following the Limestone Merger. The decrease in the return on total average stockholders' equity and average tangible equity ratios in the first nine months of 2023 when compared to the same period of 2022 was primarily due to the factors that increased equity mentioned above, partially offset by an increase in net annualized income due to an increase in net interest income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2023, Peoples' interest-bearing deposits in other banks had increased $131.7 million from December 31, 2022. The total cash and cash equivalents balance included $167.8 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2023, compared to $33.1 million at December 31, 2022. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2023, Peoples' total cash and cash equivalents increased $145.1 million, which reflected cash inflows of $113.1 million of cash provided by operating activities and $111.1 million of cash provided by financing activities, partially offset by cash outflows of $79.1 million of cash used in investing activities. The cash provided by financing activities was largely driven by a $369.6 million net increase in interest-bearing deposits and $70.1 million of proceeds from long-term borrowings, partially offset by (i) a net decrease in non-interest bearing deposits of $283.0 million, (ii) $37.9 million in cash dividends paid and (iii) $32.5 million in payments on long-term borrowings. Peoples' use of cash in investing activities reflected cash outflows from a $285.2 million net decrease in loans held for investment and net cash outflows from held-to-maturity investment securities of $115.1 million, partially offset by net cash inflows from available-for-sale investment securities of $249.5 million and $93.0 million of cash received in the Limestone Merger.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	3.11%	$42,466	$75,255	$58,438	$152,422	$172,055
U.S. government sponsored agencies	2.40%	103,932	98,324	98,311	88,115	80,915
States and political subdivisions	2.54%	220,460	248,271	224,996	225,882	230,022
Residential mortgage-backed securities	2.08%	593,104	635,487	605,270	604,653	624,061
Commercial mortgage-backed securities	1.83%	50,840	52,830	52,153	50,049	52,504
Bank-issued trust preferred securities	6.49%	7,779	23,272	10,329	10,278	10,287
Total fair value		$1,018,581	$1,133,439	$1,049,497	$1,131,399	$1,169,844
Total amortized cost		$1,211,794	$1,292,331	$1,196,521	$1,300,719	$1,349,800
Net unrealized loss		$(193,213)	$(158,892)	$(147,024)	$(169,320)	$(179,956)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.36%	$174,699	$176,027	$194,184	$132,366	$59,871
States and political subdivisions (a)	2.23%	144,490	144,668	144,844	145,022	145,252
Residential mortgage-backed securities	3.89%	248,627	243,807	245,294	176,215	111,707
Commercial mortgage-backed securities	2.47%	107,593	109,423	109,750	106,609	90,971
Total amortized cost		$675,409	$673,925	$694,072	$560,212	$407,801
Other investment securities		$66,332	$63,579	$52,763	$51,609	$39,039
Total investment securities:
Amortized cost		$1,953,535	$2,029,835	$1,943,356	$1,912,540	$1,796,640
Carrying value		$1,760,322	$1,870,943	$1,796,332	$1,743,220	$1,616,684

(a)Amortized cost is presented net of the allowance for credit losses of $238 at September 30, 2023, $241 at December 31, 2022 and $238 at September 30, 2022.
For the third quarter of 2023, total investment securities decreased compared to the linked quarter, largely due to sales of lower-yielding available-for-sale securities and an increase in unrealized losses on available-for-sale securities due to the rising market interest rate environment. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-

for-sale securities for an after-tax loss of $1.6 million. Proceeds from the sale were used to pay down overnight borrowings. The realized losses recognized due to these transactions are projected to be earned back within the 2023 fiscal year.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Originated loans and leases:
Construction	$289,657	$297,051	$222,915	$212,869	$175,388
Commercial real estate, other	1,161,064	1,035,473	995,176	919,531	891,576
Commercial real estate	1,450,721	1,332,524	1,218,091	1,132,400	1,066,964
Commercial and industrial	860,407	873,386	840,194	835,178	814,593
Premium finance	189,251	162,357	158,263	159,197	167,682
Leases	328,365	287,948	251,711	226,438	178,083
Residential real estate	405,917	396,667	386,964	384,262	381,104
Home equity lines of credit	140,787	132,222	132,531	132,093	124,524
Consumer, indirect	668,371	654,371	647,177	629,426	592,309
Consumer, direct	114,160	101,786	99,299	98,706	99,282
Consumer	782,531	756,157	746,476	728,132	691,591
Deposit account overdrafts	857	830	749	722	597
Total originated loans and leases	$4,158,836	$3,942,091	$3,734,979	$3,598,422	$3,425,138
Acquired loans and leases (a):
Construction	$84,359	$121,690	$9,381	$34,072	$40,233
Commercial real estate, other	1,028,920	1,036,041	485,886	503,987	531,903
Commercial real estate	1,113,279	1,157,731	495,267	538,059	572,136
Commercial and industrial	268,402	286,924	50,945	57,456	62,879
Premium finance	—	—	—	—	—
Leases	74,270	89,843	102,930	118,693	134,764
Residential real estate	386,048	394,775	325,638	339,098	352,257
Home equity lines of credit	63,153	66,999	41,852	45,765	50,001
Consumer, indirect	—	—	—	—	—
Consumer, direct	20,402	36,233	8,107	9,657	14,032
Consumer	20,402	36,233	8,107	9,657	14,032
Total acquired loans and leases	$1,925,554	$2,032,505	$1,024,739	$1,108,728	$1,186,069
Total loans and leases	$6,084,390	$5,974,596	$4,759,718	$4,707,150	$4,611,207
Percent of loans and leases to total loans and leases:
Construction	6.1%	7.0%	4.9%	5.2%	4.7%
Commercial real estate, other	36.0%	34.8%	31.1%	30.2%	30.9%
Commercial real estate	42.1%	41.8%	36.0%	35.4%	35.6%
Commercial and industrial	18.6%	19.4%	18.7%	19.0%	19.0%
Premium finance	3.1%	2.7%	3.3%	3.4%	3.6%
Leases	6.6%	6.3%	7.4%	7.3%	6.8%
Residential real estate	13.0%	13.2%	15.0%	15.4%	15.9%
Home equity lines of credit	3.4%	3.3%	3.7%	3.8%	3.8%
Consumer, indirect	11.0%	11.0%	13.6%	13.4%	12.8%
Consumer, direct	2.2%	2.3%	2.3%	2.3%	2.5%
Consumer	13.2%	13.3%	15.9%	15.7%	15.3%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$366,996	$375,882	$384,005	$392,364	$400,736

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).

The period-end total loan and lease balances at September 30, 2023 increased $109.8 million, or 7% annualized, compared to at June 30, 2023. The increase in the period-end loan and lease balance at September 30, 2023 compared to June 30, 2023 was primarily driven by increases of (i) $118.5 million in other commercial real estate loans, (ii) $26.9 million in premium finance loans and (iii) $24.8 million in leases, partially offset by decreases of $44.7 million in construction loans and $31.5 million in commercial and industrial loans. The increase in the period-end loan and lease balances at June 30, 2023 compared to at March 31, 2023 was primarily driven by loans acquired in the Limestone Merger totaling $1.1 billion. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balances increased $358.6 million, or 10% annualized, when compared to at December 31, 2022, driven by increases of $182.8 million, $57.5 million, $48.4 million, $38.9 million, and $30.1 million in other commercial real estate loans, leases, construction loans, indirect consumer loans, and premium finance loans, respectively. These increases were partially offset by a decrease of $13.1 million in consumer residential real estate loans. Excluding the loans acquired in the Limestone Merger, period-end loan and lease balances increased $454.6 million, or 10% annualized, when compared to at September 30, 2022 primarily due to increases of $182.9 million, $89.8 million, $79.8 million, $76.1 million and $21.6 million in other commercial real estate loans, leases, construction loans, indirect consumer loans and premium finance loans, respectively. These increases were partially offset by a reduction of $23.1 million in consumer residential real estate loans.
Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 13% of Peoples' total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at September 30, 2023:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$208,738	$196,191	$404,929	55.8%
Residential property	19,044	32,616	51,660	7.1%
Land only	30,683	4,514	35,197	4.9%
Retail facilities	22,576	1,545	24,121	3.3%
Industrial	21,872	13,544	35,416	4.9%
Student housing	2,640	12,360	15,000	2.1%
Lodging and lodging related	3,406	16,749	20,155	2.8%
Land development	35,128	51,559	86,687	11.9%
Other (a)	29,929	22,396	52,325	7.2%
Total construction	$374,016	$351,474	$725,490	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Office buildings and complexes:
Owner occupied	$83,274	$3,274	$86,548	3.8%
Non-owner occupied	134,771	8,477	143,248	6.3%
Total office buildings and complexes	$218,045	$11,751	$229,796	10.1%
Retail facilities:
Owner occupied	$58,461	$3,027	$61,488	2.7%
Non-owner occupied	232,105	522	232,627	10.2%
Total retail facilities	$290,566	$3,549	$294,115	12.9%
Mixed-use facilities:
Owner occupied	$22,035	$467	$22,502	1.0%
Non-owner occupied	22,749	1,084	23,833	1.0%
Total mixed-use facilities	$44,784	$1,551	$46,335	2.0%
Apartment complexes	280,260	4,812	285,072	12.6%
Light industrial facilities:
Owner occupied	128,085	3,124	131,209	5.8%
Non-owner occupied	$99,875	$2,130	$102,005	4.5%
Total light industrial facilities	227,960	5,254	233,214	10.3%
Assisted living facilities and nursing homes	$129,912	$6,994	$136,906	6.0%
Warehouse facilities:
Owner occupied	$56,796	$1,495	$58,291	2.6%
Non-owner occupied	44,760	420	45,180	2.0%
Total warehouse facilities	$101,556	$1,915	$103,471	4.6%
Lodging and lodging related:
Owner occupied	$27,674	$3,165	$30,839	1.4%
Non-owner occupied	141,540	1	141,541	6.2%
Total lodging and lodging related	$169,214	$3,166	$172,380	7.6%
Education services:
Owner occupied	$17,547	$—	$17,547	0.8%
Non-owner occupied	30,216	4,000	34,216	1.5%
Total education services	$47,763	$4,000	$51,763	2.3%
Healthcare facilities:
Owner occupied	$22,866	$103	$22,969	1.0%
Non-owner occupied	22,863	429	23,292	1.0%
Total healthcare facilities	$45,729	$532	$46,261	2.0%
Restaurant/bar facilities:
Owner occupied	$39,163	$245	$39,408	1.7%
Non-owner occupied	35,473	—	35,473	1.6%
Total restaurant/bar facilities	$74,636	$245	$74,881	3.3%
Other (a)	559,559	36,758	596,317	26.3%
Total commercial real estate, other	$2,189,984	$80,527	$2,270,511	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 3% of total loans at both September 30, 2023 and December 31, 2022. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.
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

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
PPP aggregate outstanding principal balances	$1,129	$1,418	$2,184	$2,458	$3,789
PPP net deferred loan origination fees	9	11	25	27	61
Accretion of net deferred loan origination fees	1	14	2	34	360
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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Construction	$1,241	$1,496	$1,273	$1,250	$1,464
Commercial real estate, other	21,257	19,731	16,474	17,710	17,695
Commercial and industrial	10,205	11,028	8,307	8,229	8,611
Premium finance	476	431	433	344	553
Leases	11,692	10,377	9,109	8,495	7,890
Residential real estate	6,251	6,112	6,504	6,357	6,464
Home equity lines of credit	1,640	1,676	1,717	1,693	1,644
Consumer, indirect	7,516	7,610	7,781	7,448	6,912
Consumer, direct	2,519	2,642	1,619	1,575	1,592
Deposit account overdrafts	127	108	86	61	41
Allowance for credit losses	$62,924	$61,211	$53,303	$53,162	$52,866
As a percent of total loans	1.03%	1.02%	1.12%	1.13%	1.15%
The increase in the allowance for credit losses at September 30, 2023 compared to June 30, 2023 was largely attributable to the deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. The increase in the allowance for credit losses at September 30, 2023 and at June 30, 2023, when compared to the prior periods presented was driven by the establishment of an allowance for credit losses for loans acquired in the Limestone Merger that were not considered purchased credit deteriorated.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2022 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Gross charge-offs:
Construction	$—	$—	$9	$16	$—
Commercial real estate, other	278	7	33	132	57
Commercial and industrial	199	11	1	24	36
Premium finance	33	23	23	42	38
Leases	905	604	469	888	731
Residential real estate	50	59	41	144	168
Home equity lines of credit	32	55	19	42	5

	Three Months Ended
(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Consumer, indirect	926	941	929	799	600
Consumer, direct	92	78	104	86	81
Consumer	1,018	1,019	1,033	885	681
Deposit account overdrafts	319	263	227	308	274
Total gross charge-offs	$2,834	$2,041	$1,855	$2,481	$1,990
Recoveries:
Commercial real estate, other	$97	$16	$27	$33	$39
Commercial and industrial	3	451	—	40	3
Premium finance	12	3	9	4	1
Leases	168	89	80	81	99
Residential real estate	27	69	29	20	36
Home equity lines of credit	—	—	—	16	—
Consumer, indirect	149	129	79	88	71
Consumer, direct	11	35	15	16	9
Consumer	160	164	94	104	80
Deposit account overdrafts	49	53	72	50	44
Total recoveries	$516	$845	$311	$348	$302
Net charge-offs (recoveries):
Construction	$—	$—	$9	$16	$—
Commercial real estate, other	181	(9)	6	99	18
Commercial and industrial	196	(440)	1	(16)	33
Premium finance	21	20	14	38	37
Leases	737	515	389	807	632
Residential real estate	23	(10)	12	124	132
Home equity lines of credit	32	55	19	26	5
Consumer, indirect	777	812	850	711	529
Consumer, direct	81	43	89	70	72
Consumer	858	855	939	781	601
Deposit account overdrafts	270	210	155	258	230
Total net charge-offs	$2,318	$1,196	$1,544	$2,133	$1,688
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.01%	—%	—%	0.01%	—%
Commercial and industrial	0.01%	(0.03)%	—%	—%	—%
Premium finance	—%	—%	—%	—%	—%
Leases	0.05%	0.04%	0.04%	0.07%	0.06%
Residential real estate	—%	—%	—%	0.01%	0.01%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.06%	0.07%	0.06%	0.05%
Consumer, direct	0.01%	—%	0.01%	0.01%	0.01%
Consumer	0.06%	0.06%	0.08%	0.07%	0.06%
Deposit account overdrafts	0.02%	0.02%	0.01%	0.02%	0.02%
Total	0.15%	0.09%	0.13%	0.18%	0.15%
Each with "--%" not meaningful.
Total net charge-offs during the third quarter of 2023 were $2.3 million, or 0.15% of average total loans on an annualized basis, compared to $1.2 million, or 0.09% of average total loans on an annualized basis, during the second quarter of 2023 and $1.7 million, or 0.15% of average total loans on an annualized basis, during the third quarter of 2022. The increase for the third quarter of 2023 when compared to the linked quarter was driven by an increase in net charge-offs on leases, commercial real estate loans and commercial and industrial loans during the third quarter of 2023. The increase in net charge-offs during the third quarter of 2023 versus the prior year third quarter was primarily attributable to an increase in charge-offs on indirect consumer loans, commercial real estate loans and leases, partially offset by an increase in recoveries.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Loans 90+ days past due and accruing:
Commercial real estate, other	$487	$15	$150	$167	$1,472
Commercial and industrial	67	—	228	130	266
Premium finance	1,581	987	764	504	308
Leases	6,007	3,847	2,491	3,041	4,654
Residential real estate	736	856	238	917	1,499
Home equity lines of credit	177	148	127	58	23
Consumer, indirect	47	40	13	—	195
Consumer, direct	15	31	3	25	7
Consumer	62	71	16	25	202
Total loans 90+ days past due and accruing	$9,117	$5,924	$4,014	$4,842	$8,424
Nonaccrual loans:
Construction	$—	$—	$1	$12	$2
Commercial real estate, other	3,661	8,987	11,345	12,121	11,916
Commercial and industrial	3,116	3,438	3,064	3,462	2,385
Leases	7,929	4,800	3,884	3,178	2,094
Residential real estate	8,454	8,393	8,641	9,496	8,728
Home equity lines of credit	1,026	841	793	820	921
Consumer, indirect	1,904	1,982	2,147	2,176	1,627
Consumer, direct	97	355	105	208	158
Consumer	2,001	2,337	2,252	2,384	1,785
Total nonaccrual loans	$26,187	$28,796	$29,980	$31,473	$27,831
Total nonperforming loans ("NPLs")	$35,304	$34,720	$33,994	$36,315	$36,255
OREO:
Commercial	$7,118	$7,118	$8,730	$8,730	$8,730
Residential	56	48	48	165	110
Total OREO	$7,174	$7,166	$8,778	$8,895	$8,840
Total nonperforming assets ("NPAs")	$42,478	$41,886	$42,772	$45,210	$45,095
Criticized loans (a)	$213,156	$219,885	$198,812	$191,355	$164,775
Classified loans (b)	$124,836	$110,972	$93,168	$89,604	$94,848
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.43%	0.48%	0.63%	0.67%	0.60%
NPLs as a percent of total loans (d)	0.58%	0.58%	0.71%	0.77%	0.79%
NPAs as a percent of total assets (d)	0.48%	0.48%	0.58%	0.63%	0.64%
NPAs as a percent of total loans and OREO (d)	0.70%	0.70%	0.90%	0.96%	0.98%
Allowance for credit losses as a percent of nonaccrual loans	240.29%	212.57%	177.80%	168.91%	189.95%
Allowance for credit losses as a percent of NPLs (d)	178.23%	176.30%	156.80%	146.39%	145.82%
Criticized loans as a percent of total loans (a)	3.50%	3.68%	4.18%	4.07%	3.57%
Classified loans as a percent of total loans (b)	2.05%	1.86%	1.96%	1.90%	2.06%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPLs in periods prior to March 31, 2023 also included TDRs. NPAs include nonperforming loans and OREO.

Compared to at June 30, 2023, Peoples' NPAs were stable at 0.48% of total assets. Total loans 90+ days past due and accruing increased at September 30, 2023 compared to at June 30, 2023, mostly due to increases in nonperforming leases and premium finance loans. Total nonaccrual loans decreased at September 30, 2023 compared to at June 30, 2023, mostly due to a decrease in nonaccrual commercial real estate loans, partially offset by an increase in nonaccrual leases. During the third quarter of 2023, criticized loans decreased $6.7 million, while classified loans increased $13.9 million when compared to at June 30, 2023. The decrease in the amounts of criticized loans compared to at June 30, 2023 was primarily driven by criticized loan pay-offs, partially offset by loan downgrades. The increase in the amount of classified loans compared to at June 30, 2023 was primarily driven by loan downgrades, partially offset by classified loan pay-offs.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Non-interest-bearing deposits (a)	$1,569,095	$1,682,634	$1,555,064	$1,589,402	$1,635,953
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,181,079	1,225,646	1,085,169	1,160,182	1,162,012
Savings accounts	987,170	1,116,622	1,024,638	1,068,547	1,077,383
Retail CDs	1,198,733	950,783	622,091	530,236	544,741
Money market deposit accounts	730,902	718,633	579,106	617,029	624,708
Governmental deposit accounts	761,625	705,596	649,303	625,965	734,734
Brokered CDs	608,914	559,955	273,156	125,580	86,089
Total interest-bearing deposits	5,468,423	5,277,235	4,233,463	4,127,539	4,229,667
Total deposits	$7,037,518	$6,959,869	$5,788,527	$5,716,941	$5,865,620
Demand deposits as a percent of total deposits	39%	42%	46%	48%	48%
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2023, period-end total deposits increased $77.6 million, or 1%, compared to at June 30, 2023, primarily driven by increases of (i) $248.0 million in retail CDs, (ii) $56.0 million in governmental deposits and (iii) $49.0 million in brokered CDs, which are primarily used as a source of funding, partially offset by decreases of (i) $129.5 million in savings accounts, (ii) $113.5 million in non-interest-bearing demand deposit accounts, and (iii) $44.6 million in interest-bearing demand deposit accounts. The increase in governmental deposit accounts was due to the seasonality of those balances, which are typically higher in the first quarter and third quarter of each year.
At September 30, 2023, period-end total deposits increased $1.2 billion, or 20%, compared to at September 30, 2022, primarily driven by deposits acquired in the Limestone Merger. Excluding Limestone deposit balances, period-end deposit balances at September 30, 2023 increased $251.1 million compared to at September 30, 2022. The increase was primarily driven by increases of $522.8 million in brokered deposits and $429.6 million in retail CDs, partially offset by decreases of $250.0 million, $189.5 million, $175.9 million and $78.8 million in non-interest bearing demand deposit accounts, savings accounts, interest-bearing demand deposit accounts and governmental deposit accounts, respectively.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs. As of September 30, 2023, Peoples had eleven effective interest rate swaps, with an aggregate notional value of $105.0 million, which were designated as cash flow hedges of overnight brokered CDs and are expected to be extended every 90 days through the maturity dates of the interest rate swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Short-term borrowings:
Overnight borrowings	$484,000	$444,000	$390,000	$400,000	$(5,000)
FHLB 90-day advances	—	—	—	—	40,000
Retail repurchase agreements	101,437	125,935	100,670	100,138	98,611
Total short-term borrowings	$585,437	$569,935	$490,670	$500,138	$133,611
Long-term borrowings:
FHLB advances	$83,247	$33,755	$33,941	$34,158	$34,662
Vantage non-recourse debt	41,783	41,963	47,864	53,147	55,781
Other long-term borrowings	48,282	47,861	13,824	13,788	13,753
Total long-term borrowings	$173,312	$123,579	$95,629	$101,093	$104,196
Total borrowed funds	$758,749	$693,514	$586,299	$601,231	$237,807
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at September 30, 2023 increased compared to June 30, 2023, primarily due to an increase in long-term FHLB advances and higher overnight borrowings. Total short-term borrowings at September 30, 2023 increased when compared to at September 30, 2022 due to outstanding FHLB overnight borrowings of $484.0 million at September 30, 2023, partially offset by a decrease in retail repurchase agreements. Total long-term borrowings at September 30, 2023 increased when compared to at September 30, 2022 due to an increase in FHLB advances and other long-term borrowings assumed in the Limestone Merger, partially offset by a reduction in Vantage non-recourse debt.
Capital/Stockholders’ Equity
At September 30, 2023, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2023, Peoples had a capital conservation buffer of 5.14%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Capital Amounts:
Common Equity Tier 1	$752,728	$728,892	$624,292	$604,566	$584,880
Tier 1	801,010	776,753	638,116	618,354	598,633
Total (Tier 1 and Tier 2)	855,054	828,910	682,477	662,421	643,189
Net risk-weighted assets	$6,505,779	$6,417,511	$5,110,318	$5,071,240	$4,955,627
Capital Ratios:
Common Equity Tier 1	11.57%	11.36%	12.22%	11.92%	11.80%
Tier 1	12.31%	12.10%	12.49%	12.19%	12.08%
Total (Tier 1 and Tier 2)	13.14%	12.92%	13.35%	13.06%	12.98%
Tier 1 leverage ratio	9.34%	9.64%	9.02%	8.92%	8.64%
Peoples' risk-risk based capital ratios at September 30, 2023 increased slightly when compared to June 30, 2023, due to higher net income, primarily due to a full quarter of net income from the Limestone Merger compared to only two months of income in the linked quarter, partially offset by an increase in expenses from the Limestone Merger. Compared to at September 30, 2022 and at December 31, 2022, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by the impact of the Limestone Merger and dividends paid. The common equity tier 1 risk-based capital ratio at September 30, 2023 decreased compared to at December 31, 2022 and September 30, 2022 due to the common shares issued in the Limestone Merger.

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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Tangible equity:
Total stockholders' equity	$993,219	$998,907	$819,543	$785,328	$760,511
Less: goodwill and other intangible assets	408,494	413,172	324,562	326,329	328,428
Tangible equity	$584,725	$585,735	$494,981	$458,999	$432,083
Tangible assets:
Total assets	$8,942,534	$8,786,635	$7,311,520	$7,207,304	$7,005,854
Less: goodwill and other intangible assets	408,494	413,172	324,562	326,329	328,428
Tangible assets	$8,534,040	$8,373,463	$6,986,958	$6,880,975	$6,677,426
Tangible book value per common share:
Tangible equity	$584,725	$585,735	$494,981	$458,999	$432,083
Common shares outstanding	35,395,990	35,374,916	28,488,158	28,287,837	28,278,078
Tangible book value per common share	$16.52	$16.56	$17.37	$16.23	$15.28
Tangible equity to tangible assets ratio:
Tangible equity	$584,725	$585,735	$494,981	$458,999	$432,083
Tangible assets	$8,534,040	$8,373,463	$6,986,958	$6,880,975	$6,677,426
Tangible equity to tangible assets	6.85%	7.00%	7.08%	6.67%	6.47%
The decrease in tangible book value per common share at September 30, 2023 and at June 30, 2023, compared to at March 31, 2023, was due to the 6.8 million common shares issued as consideration in the Limestone Merger. Tangible book value per common share at September 30, 2023 increased compared to at September 30, 2022 primarily due to net income over the last twelve months, which was partially offset by an increase in accumulated other comprehensive loss as well as the impact of the common shares issued in the Limestone Merger mentioned above.
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
Interest Rate Risk
Interest rate risk ("IRR") is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream, as well as market values, of financial assets and financial liabilities. Peoples' exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can affect Peoples' exposure to IRR and impact interest costs or revenue streams.
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. In light of recent bank failures, Peoples revisited the model assumptions during 2023, and determined the methods used by the ALCO to assess IRR remain appropriate and are largely unchanged from those disclosed in Peoples' 2022 Form 10-K.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
300	$7,122	2.1%	$13,000	4.4%	$(182,388)	(11.0)%	$(82,959)	(5.4)%
200	4,789	1.4%	8,716	3.0%	(126,355)	(7.7)%	(55,809)	(3.6)%
100	2,410	0.7%	4,380	1.5%	(66,132)	(4.0)%	(28,157)	(1.8)%
(100)	(4,475)	(1.3)%	(11,404)	(3.9)%	44,731	2.7%	(21,124)	(1.4)%
(200)	(12,836)	(3.9)%	(27,659)	(9.4)%	76,791	4.7%	(80,484)	(5.2)%
(300)	(22,460)	(6.8)%	(43,728)	(14.8)%	100,065	6.1%	(152,152)	(9.8)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2023, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At September 30, 2023, the bear steepener scenario produced an increase in net interest income of 0.10% and a decline in the economic value of equity of 2.20%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and a higher net interest margin. At September 30, 2023, the bear flattener scenario produced a decline of 0.80% to net interest income and a decline in the economic value of equity of 0.90%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2023, Peoples had entered into eleven interest rate swap contracts with an aggregate notional value of $105.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2023, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios. While the heavy concentration of floating rate loans remains the largest contributor to the level of asset sensitivity, the decrease in economic value of equity asset sensitivity, as measured, from December 31, 2022 was largely attributable to increased effective duration within the investment securities portfolio.

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
At September 30, 2023, Peoples Bank had liquid assets of $357.6 million, which represented 3.6% of total assets and unfunded loan commitments. Peoples also had an additional $219.1 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Home equity lines of credit	$245,764	$208,805	$201,692	$197,995	$194,685
Unadvanced construction loans	351,473	293,662	241,225	270,229	320,825
Other loan commitments	768,788	597,285	717,149	730,015	653,384
Loan commitments	$1,366,025	$1,099,752	$1,160,066	$1,198,239	$1,168,894
Standby letters of credit	$15,452	$14,760	$15,046	$15,451	$15,096
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2022 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results. In the first nine months of 2023, management identified the following additional risk factors:
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
Peoples is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Peoples operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas during the first, second, and third quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While Peoples does not believe that the circumstances of these four banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including Peoples. Peoples will continue to monitor the ongoing events concerning these four banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.

•Peoples may experience one or more security breaches through one or more technological systems.
Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. Any compromise to Peoples' information security could impair Peoples' reputation and deter Peoples' clients from using Peoples' banking services. Information security breaches can also disrupt the operation of information systems on which Peoples and its customers depend, adversely affecting business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. Peoples relies on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through Peoples' computer systems and network infrastructure. Peoples maintains a cyber-insurance policy that is designed to cover a majority of loss resulting from cyber security breaches, but there is no assurance such coverage or other protective measures Peoples employs will be adequate to address all potential material adverse impacts.
Peoples associates also confront the risk of being compromised by emails sent by perpetrators posing as company executives or vendors in order to dupe Peoples' personnel into sending large sums of money to accounts controlled by the perpetrators. Peoples requires all employees to complete annual information security awareness training to increase their awareness of these risks and to engage them in Peoples' mitigation efforts. If these precautions are not sufficient to protect Peoples' systems from data breaches or compromises, Peoples' reputation and business could be adversely affected.
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
Additionally, Peoples issues debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to Peoples' clients exposes Peoples to potential losses which, in the event of a data breach at one or more major retailers may adversely affect Peoples' business, financial condition, and results of operations.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended September 30, 2023:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2023	8,083	(2)(3)	$26.83	(2)(3)	—	$22,606,290
August 1 – 31, 2023	—		$—		—	$22,606,290
September 1 – 30, 2023	1,291	(2)	$25.66	(2)	—	$22,606,290
Total	9,374		$26.67		—	$22,606,290
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the three months ended September 30, 2023.
(2)Information reported includes 2,236 common shares and 1,291 common shares purchased in open market transactions during July 2023 and September 2023, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 5,847 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during July 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)During the three months ended September 30, 2023, no director of Peoples and no officer of Peoples (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A accepted on May 28, 2021 with a filing date of June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Matthew Macia (adopted August 21, 2023)++	Filed herewith

10.2	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Hugh Donlon (adopted September 9, 2023)++	Filed herewith

10.3
Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after October 23, 2023++
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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 (Unaudited) and at December 31, 2022; (ii) Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and the nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months and the nine months ended September 30, 2023 and 2022; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	November 2, 2023	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Date:	November 2, 2023	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer