Form 10-K
period 2023-12-31
PEOPLES BANCORP INC
filed 2024-02-28
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report . ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $888,915,000 based upon the closing price as reported on the Nasdaq Global Select Market®. For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 35,493,152 common shares, without par value, at February 27, 2024.

Document Incorporated by Reference:
Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2024 (the “2024 Annual Meeting of Shareholders”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K (this “Form 10-K”), “Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant, Peoples Bancorp Inc. Unless otherwise indicated, all note references contained in this Form 10-K refer to the Notes to the Consolidated Financial Statements included immediately following “ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS” of this Form 10-K.
PART I
ITEM 1 BUSINESS
The disclosures set forth in this Item are qualified by “ITEM 1A RISK FACTORS” and the section captioned “Forward-Looking Statements” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K and other cautionary statements set forth elsewhere in this Form 10-K.
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank that was first chartered in 1902. Peoples’ other wholly-owned subsidiary is Peoples Investment Company (“PIC”). Peoples also holds all of the common securities of NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I, and Porter Statutory Trusts II-IV. Peoples Bank’s operating subsidiaries include Peoples Insurance Agency, LLC (“Peoples Insurance”) and Vantage Financial, LLC (“Vantage”), a nationwide provider of equipment financing.
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
◦commercial loans, residential real estate loans, home equity lines of credit, consumer loans and overdraft services;
◦insurance premium financing;
◦commercial equipment leasing;
◦technology equipment leasing;
◦debit and automated teller machine (“ATM”) cards;
◦credit cards for individuals and businesses;
◦merchant credit card transaction processing services;
◦person-to-person payment processing via Zelle®;
◦mobile banking features including check deposit, alert notifications, Apple Pay® and Samsung Pay®;
◦interactive teller machines (“ITMs”);
◦safe deposit rental facilities;
◦money orders and cashier’s checks;
◦a full range of life, health, and property and casualty insurance products;
◦third-party insurance administration services;
◦brokerage services;
◦custom-tailored fiduciary and trust services;
◦asset management and administration services; and
◦employee benefit, retirement, and health care plan administration services.
Peoples’ financial products and services are primarily offered through its financial service offices, ATMs, and ITMs in Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland, as well as through online resources that are web-based and mobile-based. Peoples’ premium financing and commercial and technology equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank’s credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples’ business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples’ financial performance for the fiscal year ended December 31, 2023, see Peoples’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of organic growth and targeted acquisitions. The organic growth may include opening de novo banking and loan production offices (“LPOs”) located in or near Peoples’ existing market area. Acquisitions have consisted of traditional banking offices and LPOs, both individually and as part of entire financial institutions, insurance agencies, financial advisory books of business, insurance premium financing and equipment leasing services. The primary objectives of Peoples’ expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance, investment administration and management, insurance premium financing and commercial equipment leasing options, along with the traditional banking products offered to Peoples’ clients; (2) increasing market share in existing markets; (3) expanding Peoples’ core financial service businesses of banking, insurance, investment and investment management, insurance premium financing and commercial equipment leasing services; and (4) improving operating efficiency by directing resources toward offices and markets with the greatest earnings opportunities.
Recent Corporate Developments
On October 25, 2022, Peoples announced the signing of a definitive Agreement and Plan of Merger providing for Peoples’ acquisition, in an all-stock merger, of Limestone Bancorp Inc. (“Limestone”), a bank holding company headquartered in Louisville, Kentucky, and the parent company of Limestone Bank. Under the terms of the Agreement and Plan of Merger, Limestone merged with and into Peoples, and Limestone Bank merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank (collectively, the “Limestone Merger”). The Limestone Merger closed as of the close of business on April 30, 2023. As consideration, Limestone shareholders were paid 0.90 common shares of Peoples for each full share of Limestone that was owned at the merger date, resulting in the issuance of 6,827,668 common shares by Peoples, or aggregate consideration of $177.9 million. Peoples recorded goodwill in the amount of $68.8 million and core deposit other intangible assets in the amount of $27.7 million related to this transaction.
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples’ outstanding common shares. Peoples repurchased an aggregate of 107,219 of its common shares totaling $3.0 million during 2023 and an aggregate of 263,183 of its common shares totaling $7.4 million during 2022, but did not repurchase any common shares during 2021, under the share repurchase program authorized on January 28, 2021.
Primary Market Area and Customers
Peoples considers its primary market area to be those counties with a physical branch presence and their contiguous counties. This includes Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland. Peoples currently operates 70 offices in Ohio, 28 offices in West Virginia, 46 offices in Kentucky, two offices in Virginia, three offices in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, and an equipment leasing office in Vermont. Peoples’ market area consists of rural, small urban and metropolitan markets in which Peoples serves a diverse group of industries and consumers. Principal industries served in Peoples’ primary market area include manufacturing, distribution, commercial real estate, health care, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic area provides diversity, which helps prevent Peoples’ revenue and earnings from being largely dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, commercial real estate loans, and construction loans), premium finance loans, residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and overdraft services. Peoples Bank’s lending activities are focused principally on lending opportunities within its primary market area, except for its premium finance lending and equipment leasing businesses, which originate loans and leases nationwide. However, Peoples Bank may occasionally originate loans outside its primary market area. In general, Peoples Bank retains the majority of the loans and leases it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgages, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank’s loans consist of credit extensions to consumers and other borrowers spread over a broad range of industrial classifications. At December 31, 2023, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as “loans, net of deferred fees and costs”), nor did Peoples Bank have any loans outstanding to non-United States (“U.S.”) entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, construction loans, and commercial credit card loans. Commercial loans represented the largest portion of Peoples Bank’s total loan portfolio, comprising approximately 60.8% and 54.4% of total loans at December 31, 2023, and at December 31, 2022, respectively. Commercial lending inherently carries a significant risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank’s commercial loans carry variable interest rates equal to an underlying index rate plus a margin. However, Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2023, the commercial loan portfolio consisted of 59.6% in variable interest rate loans and 40.4% in fixed interest rate loans. In determining whether to grant a commercial loan,

Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower’s anticipated future cash flows will be adequate to service both interest and principal due.
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
Peoples Bank evaluates all commercial loan relationships whose aggregate credit exposure is greater than $1.0 million on an annual basis for possible credit deterioration. This internal loan review process provides Peoples Bank with opportunities to identify potential problem loans and take proactive actions to assure repayment of the loan or minimize Peoples Bank’s risk of loss, such as reviewing the relationship more frequently based upon the loan quality rating and aggregate outstanding exposure. Upon detection of the reduced ability of a borrower to meet cash flow obligations, the loan is reviewed for possible downgrade in the loan quality rating or placement on nonaccrual status. Peoples Bank also completes evaluation procedures for a selection of larger loan relationships on a quarterly basis. Loan relationships whose aggregate credit exposure to Peoples Bank is equal to or less than $1.0 million are reviewed on an event-driven basis. Triggers for review include a borrower's request to renew a maturing loan or line of credit, actual knowledge of adverse events affecting the borrower’s business, receipt of financial statements indicating deteriorating credit quality, or other similar events.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset purchases, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. At December 31, 2023, commercial and industrial loans comprised 19.2% of Peoples Bank’s total loan portfolio, compared to 19.0% at December 31, 2022.
Commercial Real Estate Loans
Peoples Bank’s portfolio of commercial real estate loans comprised 35.7% of total loans at December 31, 2023, and 30.2% at December 31, 2022. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes multifamily complexes, office buildings and complexes, retail facilities, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank’s construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 5.9% of Peoples Bank’s total loan portfolio at December 31, 2023 and 5.2% at December 31, 2022.
Construction financing is generally considered to involve higher credit risk than other types of loans since Peoples Bank is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and the estimated cost (including interest) of construction. If the estimated construction cost proves to be inaccurate, Peoples Bank may be required to advance funds beyond the amount originally committed to enable completion of the project. If the estimate of a property’s value upon completion proves inaccurate, Peoples Bank may be confronted, at or prior to the maturity of the loan, with a property having a value insufficient to ensure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, Peoples Bank must take control of the project and attempt to either arrange for completion of construction or sell the collateral of the unfinished project. In certain cases, such as real estate development projects, repayment of construction loans occurs as a result of subsequent sale of the developed real estate. Additional risk exists in these cases as the developer may lack funds to repay the loan if the property is not sold upon completion.
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
Insurance Premium Finance Loans
Based in Lee Summit, Missouri, the Peoples Premium Finance originates insurance premium finance loans through independent insurance agency partners nationwide and provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. Peoples Bank’s portfolio of insurance premium finance loans comprised 3.3% of total loans at December 31, 2023, and 3.4% at December 31, 2022, with the original portfolio having been acquired during 2020.The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 10% to 20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.
Commercial Equipment Leases and Equipment Financing Agreements
Peoples Bank originates leases and equipment financing agreements through its North Star Leasing division and through its wholly-owned subsidiary Vantage. Peoples Bank’s portfolio of leases comprised 6.7% of total loans at December 31, 2023, and 7.3% at December 31, 2022.
Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements primarily to small businesses throughout the U.S. Based in Excelsior, Minnesota, Vantage underwrites, originates and services primarily technology equipment leases to medium and large businesses throughout the U.S. Both North Star Leasing’s and Vantage’s leases transfer substantially all of the benefits and much of the risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded as leases on Peoples’ Consolidated Balance Sheet. For the majority of the leases, revenue is recognized as a constant percentage return on the lease’s carrying value. Lease origination costs are deferred and amortized as an adjustment of the related lease’s yield.
Residential Real Estate Loans
Peoples Bank’s portfolio of residential real estate loans comprised 12.9% of total loans at December 31, 2023, and 15.4% at December 31, 2022. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $1.9 million of residential real estate loans held for sale and was servicing $356.8 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, at December 31, 2023. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
Peoples Bank originates both fixed rate and variable rate residential real estate loans. From time to time, Peoples Bank sells its longer-term fixed rate real estate loans into the secondary market; however, Peoples Bank may retain certain fixed rate real estate loans. Peoples bank also offers fixed rate home equity installment loans with five-year to 20-year terms.
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
Residential real estate loans are typically secured by first mortgages with evidence of title in favor of Peoples Bank in the form of an attorney’s opinion of title or a title insurance policy. Peoples Bank requires insurance, with Peoples Bank named as the mortgagee and loss payee. Peoples Bank requires evidence of insurance at the time of the loan closing. Additionally, Peoples Bank has a blanket insurance policy to cover loans secured by real estate with outstanding balances of less than $1.0 million that do not include an insurance escrow account. For loans secured by real estate with outstanding balances over $1.0 million or those that include an insurance escrow account, Peoples Bank force-places an insurance policy to cover the residential real estate loan when the borrower fails to maintain adequate insurance. Licensed appraisals are required for all residential real estate loans, and are completed by an independent third party. A compliance officer assigned to the line of business is responsible for working with the management team to identify, implement and test regulatory compliance controls.
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2023, outstanding home equity lines of credit comprised 3.4% of Peoples Bank’s total loans, compared to 3.8% at December 31, 2022. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term, with interest-only payments and a balloon payment at maturity. At December 31, 2023, Peoples

Bank’s home equity loan portfolio consisted of 99.3% in variable interest rate loans and 0.7% in fixed interest rate loans. At December 31, 2023, 24.1% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $50.4 million and $63.2 million, respectively, and a weighted-average remaining maturity of 7.5 years. The average original loan amount under these convertible rate home equity lines of credit was $50,000 at December 31, 2023.
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
Consumer Lending
Peoples Bank’s consumer lending activities include consumer indirect loans, consumer credit card loans, and consumer direct loans, which primarily involve loans secured by automobiles, motorcycles, recreational vehicles and other personal property, as well as unsecured loans and personal lines of credit. Consumer loans generally involve more risk as to collectability than real estate mortgage loans because of the type and nature of the collateral or, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and are at more risk from adverse changes in personal circumstances. In addition, application of various state and federal laws, including bankruptcy and insolvency laws, could limit the amount that may be recovered under these loans. Credit approval for consumer loans typically requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Peoples Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its ongoing standards, while strictly adhering to all laws and regulations governing consumer lending. A compliance officer assigned to the line of business is responsible for working with the management team to identify, implement and test regulatory compliance controls.
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2023, consumer indirect loans comprised 10.8% of Peoples Bank’s total loan portfolio, compared to 13.4% at December 31, 2022.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as consumer loans originated through the retail branch channel. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending for new and pre-owned vehicles through approved franchise or independent dealerships. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing and industry experience, evaluates customer experience with the dealership, and completes an inspection of the inventory, showroom, and general facilities. On an ongoing basis, the dealerships are monitored based on production volume, application approval rates, portfolio default rates, and adherence to loan pricing guidelines.
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 2.1% of Peoples Bank’s total loan portfolio at December 31, 2023, compared to 2.3% at December 31, 2022.
Overdraft Services
Peoples Bank grants overdraft services to qualified customers, which provides overdraft protection to deposit customers, both individual and business, by establishing an overdraft amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an overdraft amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt out of the overdraft services offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their overdraft limit, with each item being charged Peoples Bank’s regular overdraft fee, with a maximum of five charges per day when the customer’s account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Peoples’ overdraft services are designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and non-bank “check cashing services.” Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Peoples’ overdraft services to ATM and one-time debit card transactions. While the overdraft services generate fee income, these fees may be offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with net charge-offs, was included in determining Peoples Bank’s allowance for credit losses. At December 31, 2023, the unfunded commitment related to overdraft services was $82.3 million.

Investment Activities
At December 31, 2023, investment securities comprised 19.6% of Peoples’ total assets, compared to 24.2% at December 31, 2022. The majority of Peoples’ investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2023 included obligations of agencies and corporations of the U.S. government, including mortgage-backed securities, obligations of U.S. government sponsored agencies, bank eligible obligations of states and political subdivisions in the U.S., and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
Peoples Bank’s investment activities are governed internally by a policy approved by the Board of Directors of Peoples Bank, which is administered by Peoples Bank’s Asset-Liability Management Committee (“ALCO”). The primary purpose of Peoples Bank’s investment portfolio is to: (1) employ excess funds not needed to support loan demand; (2) provide a source of liquid assets to accommodate unanticipated deposit and loan fluctuations, and overall liquidity needs; (3) provide eligible securities to secure public and trust funds; and (4) earn the maximum overall return commensurate with Peoples Bank’s risk appetite and liquidity needs. Investment strategies to achieve these objectives are reviewed by the ALCO. In its evaluation of investment strategies, the ALCO considers various factors, including the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and Peoples Bank’s overall interest rate sensitivity. The ALCO also has much broader responsibilities, which are discussed in the “Interest Rate Sensitivity and Liquidity” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Funding Sources
Peoples’ primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term borrowings and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples also hedges 90-day brokered deposits with interest rate swaps as part of its funding strategy. The swaps pay a fixed rate of interest while receiving variable interest based on the three-month Secured Overnight Financing Rate (“SOFR”), which offsets the rate on the brokered deposits. Peoples’ funding sources are managed through Peoples’ asset-liability management process and monitored by the ALCO, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
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
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service (“CDARS”) program and money market deposit accounts through the Insured Cash Sweep (“ICS”) services network. Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain “one-way buy” CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source, and these deposits are classified as brokered deposits in “Note 8 Deposits.”
Peoples Bank occasionally obtains deposits from clients outside its primary market area, generally in the form of CDs, and has the ability, if determined to be appropriate, to obtain deposits from deposit brokers. These deposits are used to supplement Peoples Bank’s deposits to fund loans originated to customers located outside Peoples Bank’s primary market area, as well as provide diversity in funding sources as they do not require Peoples Bank to secure the funds with collateral, unlike most other borrowed funds. Additionally, in recent years, Peoples has issued brokered deposits to fund fixed-rate interest rate swaps.

Additional information regarding the amounts and composition of Peoples Bank’s deposits can be found in the “Deposits” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K and in “Note 8 Deposits.”
Borrowed Funds
Peoples obtains funds through a variety of short-term borrowings and long-term borrowings, which typically include advances from the Federal Home Loan Bank of Cincinnati (the “FHLB”) and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. Peoples also utilizes the Bank Term Funding Program (“BTFP”) which was created by the Federal Reserve Bank to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples’ daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
Additional information regarding the amounts and composition of Peoples’ borrowed funds can be found in the “Borrowed Funds” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K and in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings.”
Competition
Peoples experiences intense competition within its primary market area due to the presence of several national, regional and local financial institutions and other service providers, including finance companies, financial technology companies (“fintechs”), insurance agencies and mutual fund providers. Competition within the financial services and insurance industries continues to increase as a result of mergers between, and expansion of, financial services and insurance providers within and outside of Peoples’ primary market area. In addition, the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned “Supervision and Regulation – Bank Holding Company Regulation”) has allowed securities firms and insurance companies that have elected to become financial holding companies to acquire commercial banks and other financial institutions, which can create additional competitive pressure. In addition, fintechs are also providing nontraditional, but increasingly strong, competition for our borrowers, depositors, and other customers.
Peoples primarily competes based on client service, convenience and responsiveness to customer needs, product characteristics, interest rates on loans, insurance premium financing, leases and deposits, and the availability and pricing of fiduciary, employee benefit plan, brokerage and insurance services. However, some competitors may have greater resources, including additional technology offerings and higher lending limits than Peoples, which may adversely affect Peoples’ ability to compete. Peoples’ business strategy includes the use of a “needs-based” sales and service approach to serve customers and is intended to promote customers’ continued use of multiple financial products and services. Peoples continues to emphasize the integration of traditional commercial banking products with non-traditional financial products, such as insurance and investment products. In addition, Peoples continuously works to improve its online and mobile capabilities to ensure customers are able to use its products and services utilizing many channels.
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets and certain major metropolitan areas. Management believes Peoples has developed a level of expertise in serving the financial service needs of all communities. Peoples’ primary market area has expanded into larger metropolitan areas, such as central, southwestern and northeastern Ohio along with Kentucky, eastern Virginia, southern Maryland, Minnesota, West Virginia, and Washington, D.C. Peoples also competes nationally when providing insurance premium financing and commercial equipment leases and equipment financing arrangements. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples’ current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.
Human Capital Resources
At December 31, 2023, Peoples had 1,478 full-time equivalent employees, compared to 1,267 at December 31, 2022. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as other various programs and benefits. Peoples has also implemented a $15 minimum wage throughout the organization and all associates were at or above this threshold as of January 2023. Peoples Bank has been recognized by Newsweek as one of America’s Best Banks in 2023, and Peoples Bank has been recognized as a “Best Bank to Work For” by American Banker in each of 2021, 2022 and 2023.

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
Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo),” “Peoples Bancorp,” “Peoples Bank,” Peoples in motion logo consisting of three arched ribbons, “Working Together. Building Success.”, “Peoples Insurance (with logo)”, “Peoples Investment Services”, “Peoples Premium Finance”, “North Star Leasing” and “peoplesbancorp.com” with the U.S. Patent and Trademark Office (the “USPTO”). Peoples has submitted applications to the USPTO to register “Vantage Financial” and “vidTeller” as trademarks, but has yet to receive final approval. Additionally, Peoples is the owner of “tradeIT”, a registered service mark of Vantage. These service marks currently have expiration dates ranging from 2024 to 2031.
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
Peoples has proprietary interests in the Internet domain names “pebo.com”, “peoplespf.com”, “northstarleasing.com”, “vantagefncl.com” and “peoplesbancorp.com.” Internet domain names in the U.S. and in foreign countries are regulated, but the laws and regulations governing the Internet are continually evolving.
Supervision and Regulation
Peoples and its subsidiaries are subject to extensive supervision and regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and the banking system as a whole, and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF. Such laws and regulations may also restrict Peoples’ ability to repurchase its common shares or to receive dividends from Peoples Bank, and may impose capital adequacy and liquidity requirements. The following is a summary of the regulatory agencies, statutes and related regulations that have, or could have, a material impact on Peoples’ business. This discussion is qualified in its entirety by reference to such regulations and statutes.
Financial Holding Company
Peoples is a legal entity separate and distinct from its subsidiaries and affiliated companies. As a financial holding company, Peoples is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).
The Federal Reserve Board has extensive enforcement authority over financial holding companies. In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices. The Federal Reserve Board may assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries, including subsidiary banks. Peoples is routinely required to file reports and other information with the Federal Reserve Board regarding Peoples’ business operations and those of its subsidiaries.
Subsidiary Bank
Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the “ODFI”) and the Federal Reserve Bank of Cleveland (the “FRB”). Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers.
Various requirements and restrictions under the laws of the U.S, and the states of Ohio, Kentucky, West Virginia, Virginia, Washington, D.C., Maryland, Vermont and Missouri affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations that are designed to prevent unfair, deceptive and abusive acts and practices and that ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services also affect the services provided by Peoples Bank.
Non-Banking Subsidiaries
Peoples’ non-banking subsidiaries are also subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Peoples Insurance, as a licensed insurance agency, is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of the other states where it conducts business.
Other Regulatory Agencies
Securities and Exchange Commission (“SEC”) and the Nasdaq Global Select Market® (“Nasdaq”)
Peoples is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Peoples is subject to the registration, disclosure, reporting and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the regulations promulgated under each of the Securities Act and the Exchange Act, as administered by the SEC. Peoples’ common shares are listed with Nasdaq under the symbol “PEBO” and Peoples is subject to the rules for Nasdaq listed companies.
Federal Home Loan Bank (“FHLB”)
Peoples Bank is a member of the FHLB, which provides credit to its members in the form of advances. As a member of the FHLB, Peoples Bank must maintain an investment in the capital stock of the FHLB in a specified amount. Upon the origination or renewal of a loan or an advance, the FHLB is required by law to obtain and maintain a security interest in certain types of collateral. The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act of 1977, as amended (the “CRA”), and the member’s record of lending to first-time homebuyers.
Federal Deposit Insurance Corporation (“FDIC”)
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations, and safeguards the safety and soundness of the financial institution industry. Peoples Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and Peoples Bank is subject to deposit insurance assessments to maintain the DIF. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the U.S. government.
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
Insured depository institutions are required to remit quarterly deposit insurance premiums to the FDIC, which are used to fund the DIF. Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the DIF by the insured depository institution. The assessment rate determined by considering such information is then applied to the amount of the insured depository institution’s average assets minus average tangible equity to determine the insured depository institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected insured depository institution, depending on the amount of the increase.
The FDIC assesses a quarterly deposit insurance premium on each insured depository institution based on perceived risk characteristics of the insured institution to the DIF, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustments can deviate more than two basis points from the base assessment without notice and comment rule making. The FDIC may also impose special assessments in emergency situations. The FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”). The Dodd-Frank Act required the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC’s rules reduced assessment ratio on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. At September 30, 2018, the DRR met the statutory minimum of 1.35%. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits were determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion. On June 30, 2020, the DRR fell below the statutory minimum to 1.30%. This resulted in the FDIC adopting a restoration plan designed to restore the DRR to 1.35% within eight years, by September 30, 2028. As part of this restoration plan, all scheduled assessment rates for all insured institutions were maintained.
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points (from three basis points to five basis points), applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% percent by September 30, 2028. In the FDIC’s most recent semiannual update for the Amended Restoration Plan in November 2023, the FDIC noted that increased loss provisions associated with the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 that reduced the DIF balance, coupled with strong growth in insured deposits, resulted in the reserve ratio declining 15 basis points from 1.25% as of December 31, 2022 to 1.10% as of June 30, 2023. Despite the decline in the reserve ratio, the FDIC staff projected that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028. As a result, the FDIC staff recommended no changes to the Amended Restoration Plan and all scheduled assessment rates were maintained.

On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because Peoples Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Peoples Bank will not be subject to this special assessment.

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
In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire a company engaged in any new activity permitted by the BHC Act, the financial holding company must be “well managed” and “well capitalized,” and each insured depository institution subsidiary of the financial holding company must be well capitalized under the prompt corrective action provisions, be well managed and have received a rating of at least “satisfactory” in its most recent examination under the CRA. The CRA is more fully discussed in the section captioned “Community Reinvestment Act” included later in this Item. In addition, financial holding companies, such as Peoples, are permitted to acquire companies engaged in activities that are financial in nature and in activities that are incidental and complementary to financial activities without prior Federal Reserve Board approval.
The BHC Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition of more than 5% of the voting shares of a commercial bank or its parent holding company. Under the federal Bank Merger Act, as amended, the prior approval of the Federal Reserve Board is required for a state-chartered, Federal Reserve Bank member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing an application seeking approval of a merger or acquisition transaction, the bank regulatory authorities consider, among other factors, the competitive effect and public benefits of the transaction, the capital position of the combined organization, the applicant’s performance record under the CRA and fair housing laws, and the effectiveness of the subject organizations in combating money laundering activities.
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

Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2023.

Transactions with Affiliates, Directors, Executive Officers and Shareholders
Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:
•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus;
•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus; and
•require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.
An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
A bank’s authority to extend credit to executive officers, directors and greater than 10.0% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated under the Federal Reserve Act by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially similar to those offered to unaffiliated individuals, or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and Initiatives Related to COVID-19
In response to the novel COVID-19 pandemic (“COVID-19”), the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as Peoples and Peoples Bank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve Board and other federal banking agencies, including those with direct supervisory jurisdiction over Peoples and Peoples Bank.
Section 1102 of the CARES Act amended the loan program of the SBA, in which Peoples Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the Consolidated Appropriates Act, 2021, which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.5 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. The PPP program ended May 31, 2021 and no new loans can be originated under that program.
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
On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supported the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However community banking organizations with assets approaching the $10 billion threshold and that would otherwise have become subject to additional regulatory requirements upon crossing such threshold, including requirements related to capital adequacy standards, debit card interchange fees and routing, and management official interlocks, had until January 1, 2022 to either reduce their size or to prepare for new regulatory and reporting standards.

Capital Adequacy and Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), identifies five capital categories for insured depository institutions and requires the applicable regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. The regulatory agencies, including the Federal Reserve Board, the FDIC, the ODFI, and the Office of the Comptroller of the Currency (the “OCC”), have adopted substantially similar regulatory capital guidelines and regulations consistent with the requirements of FDICIA, and have established a system of prompt corrective action to resolve certain problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
The regulatory agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized bank must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.
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
Common equity for the common equity tier 1 capital ratio generally consists of common stock (plus related surplus), retained earnings, accumulated other comprehensive income/loss (“AOCI” for income, “AOCL” for loss) (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.
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
In October 2021, effective in November 2021, the FDIC issued a final rule to incorporate the Community Bank Leverage Ratio rule into the Real Estate Lending Standards. This rule calculates the ratio of loans in excess of the supervisory loan-to-value limits (“LTV Limits”) using Tier 1 capital plus the appropriate allowance for credit losses in the denominator. This rule was adopted to allow a consistent approach for calculating the ratio of loans in excess of the supervisory LTV Limits at all FDIC supervised institutions, and to avoid any regulatory burden that could arise if an FDIC supervised institution subsequently decides to switch between different capital frameworks.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard). The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model. During 2020, regulatory agencies issued guidance allowing additional phase-in periods for the impact of the CECL model for regulatory capital purposes. This additional phase-in period includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which is applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to the implementation of the CECL model is excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in, 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, are excluded from regulatory capital, while 50% and 25% of these amounts are excluded in years four and five, respectively, under this phase-in period. Additional information on the impact of Peoples’ adoption of the CECL methodology can be found under the “FINANCIAL CONDITION - Allowance for Credit Losses” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
In order to be “well capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital of at least 10.0%, and a tier 1 leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measures. Peoples’ management believes that Peoples Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. Additional information regarding Peoples’ regulatory matters can be found in “Note 17 Regulatory Matters.”
Safety and Soundness Regulations
In accordance with the Federal Deposit Insurance Act (the “FDIA”), the federal bank regulatory agencies adopted safety and soundness guidelines establishing general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify, monitor, and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, regulations adopted by the federal bank regulatory agencies authorize the agencies to require that an institution that has been given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, the institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the agency must issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If the institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. Peoples Bank received an overall rating of “Outstanding” pursuant to its most recent CRA rating assigned by the Federal Reserve Board.
On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. Peoples cannot predict the impact the changes to the CRA will have on its operations at this time.

Dividend Restrictions
Current banking regulations impose restrictions on Peoples Bank’s ability to pay dividends to Peoples. These restrictions include a limit on the amount of dividends that may be paid in a given year without prior approval of the Federal Reserve Board and a prohibition on paying dividends that would cause Peoples Bank’s total capital to be less than the required minimum levels under the capital requirements imposed by the Federal Reserve Board and the amount of the capital conservation buffer. Ohio law also limits the amount of dividends that may be paid in any given year without prior approval of the Ohio Superintendent of

Financial Institutions. Peoples Bank may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of Peoples Bank’s net income during the current calendar year and the retained net income of the prior two calendar years, unless the dividend has been approved by the ODFI and the Federal Reserve Board. Peoples Bank’s regulators may prohibit the payment of dividends at any time if the regulators determine the dividends represent unsafe and/or unsound banking practices, or reduce Peoples Bank’s total capital below adequate levels. For further discussion regarding regulatory restrictions on dividends, refer to “Note 17 Regulatory Matters.”
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
The Federal Reserve Board has also issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company’s or bank holding company’s capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the financial holding company’s or bank holding company’s financial health, such as by borrowing.
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the junior subordinated debt securities held by NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I or Porter Statutory Trusts II-IV or an event of default were to occur under the indenture governing those junior subordinated debt securities, Peoples will be prohibited from declaring or paying any dividends on Peoples’ common shares. Even where the declaration or payment of a dividend would not otherwise be restricted under applicable laws, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair or deceptive acts or practices (“UDAP”).
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020, which became fully effective on October 20, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. However, due to continuing appellate litigation regarding the constitutionality of the CPFB’s funding structure, which stems, in part, from legal challenges to the Final Small Dollar Rule, the effective date for nationwide compliance with the Final Small Dollar Rule remains uncertain at this time.
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
Anti-Money Laundering Act
The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.
USA Patriot Act
The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “USA Patriot Act”), and related regulations, among other things, require financial institutions to establish programs specifying procedures for obtaining identifying information from customers seeking to establish new accounts and establishing enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Peoples Bank has established policies and procedures that Peoples believes comply with the requirements of the USA Patriot Act.
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
In June 2010, the Federal Reserve Board, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually, or as a part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.
The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Peoples Bank, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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
Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. Peoples has implemented a clawback policy and it is posted under the “Corporate Overview – Governance Documents” tab of the “Investor Relations” page of Peoples’ Internet website at www.peoplesbancorp.com.
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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Peoples expects this trend of state-level activity in those areas to continue, and continues to monitor developments in the states in which Peoples’ customers are located.
Furthermore, once final rules are adopted, the Cyber Incident Reporting for Critical Infrastructure Act, enacted in March 2022, will require certain covered entities to report a covered incident to the U.S. Department of Homeland Security’s Cybersecurity & Infrastructure Security Agency (“CISA”) within 72 hours after a covered entity reasonably believes an incident has occurred. Separate reporting to CISA will also be required within 24 hours if a ransom payment is made as a result of a ransomware attack.
On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in its Annual Reports on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. See “ITEM 1C CYBERSECURITY” of this Form 10-K. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
In the ordinary course of business, Peoples relies on electronic communications and information systems to conduct its operations and to store sensitive data. Peoples employs an in-depth, layered, defensive approach that leverages people, processes, and encryption and multi-factor authentication technology to manage and maintain cybersecurity controls. Peoples employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of Peoples’ defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Peoples has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Peoples’ systems and those of its customers and third-party service providers are under constant threat and it is possible that Peoples could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Peoples and Peoples’ customers. See “ITEM 1A RISK FACTORS” for a further discussion of risks related to cybersecurity.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the “Volcker Rule”). The Volcker Rule placed limits on the trading activity of insured depository institutions and entities affiliated with depository institutions, subject to certain exceptions. Such trading activity included the purchase or sale as principal of a security, derivative, commodity future, option or similar instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempted trading in specified U.S. government, agency, state and/or municipal obligations. The Volcker Rule also excepted (i) trading conducted in certain capacities; (ii) trading to satisfy a debt previously contracted; (iii) trading under certain repurchase and securities lending agreements; and (iv) trading in connection with risk-mitigating hedging activities.
In addition, the Volcker Rule prohibited a banking entity from having an ownership interest in, or substantial relationships with, a hedge fund or private equity fund, also known as “covered funds”, subject to a number of exceptions.
In July 2019, the federal bank regulatory agencies that adopted the Volcker Rule adopted a final rule to exempt certain community banks, including Peoples Bank, from the Volcker Rule, consistent with the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, community banks with $10 billion or less in total consolidated assets and total trading assets and liabilities of 5.0% or less of total consolidated assets were excluded from the restrictions of the Volcker Rule. On June 25, 2020, the federal bank regulatory agencies also finalized a rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring covered funds. Such rule permits certain banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was originally intended to address.
To the extent that Peoples Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Peoples Bank believes that its activities and relationships comply with such rule, as amended.
Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Peoples and Peoples’ subsidiaries. Peoples believes the nature of the operations of Peoples’ subsidiaries has little, if any, environmental impact. As a result, Peoples anticipates no material capital expenditures for environmental control facilities for Peoples’ current fiscal year or for the foreseeable future.
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
Future Legislation
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. For example, as a result of the COVID-19 pandemic, the U.S. Congress enacted the CARES Act and other legislation during 2020 that provided significant funding for PPP loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. Additionally, there were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
Website Access to Peoples’ SEC Filings
Peoples maintains an Internet website at www.peoplesbancorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Peoples’ Internet website into this Form 10-K). Peoples makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as Peoples’ definitive proxy statement filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Peoples electronically files each such report, amendment or proxy statement with, or furnishes it to, the SEC.
ITEM 1A RISK FACTORS
The following are certain risks that management believes are specific to Peoples’ business. This should not be viewed as an all-inclusive list of risks or presenting the risk factors listed in any particular order. Additional risks that are not presently known or that Peoples presently deems to be immaterial could also have a material adverse impact on Peoples’ business, financial condition or results of operations.
Economic, Political, Environmental and Market Risks
•Changes in economic and political conditions could adversely affect Peoples’ earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of Peoples’ borrowers to repay loans and the value of the collateral securing Peoples’ loans.
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
The local economies of the majority of Peoples’ market areas historically have been less robust than the economy of the nation as a whole and typically are not subject to the same extent of fluctuations as the national economy. In general, a favorable business environment and economic conditions are characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; volatility in pricing and availability of natural resources; natural disasters; or a combination of these or other factors.
The continued impact on economic conditions caused by rising inflation and changes in market interest rates could have an adverse effect on Peoples’ asset quality, deposit levels and loan demand, and, therefore, Peoples’ financial condition and results of operations. Because a significant amount of Peoples Bank’s loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples Bank’s ability to sell the collateral upon foreclosure.
•Changes in interest rates may adversely affect Peoples’ profitability.
Peoples’ earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples’ control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, not only could influence the interest Peoples receives on loans and securities, and the amount of interest Peoples pays on deposits and borrowings, but such changes could also affect (1) Peoples’ ability to originate loans and obtain deposits, (2) the fair value of Peoples’ financial assets and liabilities, and (3) the average duration of Peoples’ mortgage-backed securities portfolio. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples’ net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.

Changes in interest rates may also negatively affect the ability of Peoples’ borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.
Peoples' management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Peoples’ results of operations. Peoples’ management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Peoples’ financial condition and results of operations.
Peoples’ net interest income, lending activities, deposits and profitability could be negatively affected by continued rising interest rates. A prolonged period of extremely volatile and unstable market conditions has the potential to increase Peoples’ funding costs and negatively affect market risk mitigation strategies. Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of Peoples’ assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of Peoples’ assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on Peoples’ net income, results of operations and financial condition. Peoples cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on Peoples’ activities and financial results.
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
The accounting treatment of the interest rate swaps entered into by Peoples as part of Peoples’ interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. At December 31, 2023, Peoples had eleven effective interest rate swaps, with an aggregate notional value of $105.0 million, which were designated as cash flow hedges of brokered deposits, and which are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. At December 31, 2023, the termination value of derivative financial instruments in a net liability position was $19.1 million, which included accrued interest but excluded any adjustment for nonperformance risk. At December 31, 2023, Peoples had no collateral posted with its derivative counterparties and the derivative financial counterparties had $12.8 million of cash pledged and $2.2 million of investment securities pledge. If Peoples had breached any of the provisions of the derivative financial instruments at December 31, 2023, Peoples could have been required to settle its obligations under the derivative financial agreements at the termination value.
•Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on Peoples’ results of operations and financial condition.
The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for Peoples and its clients and counterparties. Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Peoples’ results of operations and financial condition.
For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. In addition, the October 7, 2023 attack by Hamas in Israel has resulted in prolonged conflict and disruption in the Middle East. Although the length, impact and outcome of the ongoing war in Ukraine and the conflict in the Middle East are highly unpredictable, these conflicts have resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and Peoples’ business for an unknown period of time.
•Inflation may have an adverse impact on Peoples’ business and on its customers.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Treasury Department, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Treasury Department, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. In addition, inflation generally increases the cost of goods and services Peoples uses in its business operations, such as electricity and other utilities, which increases non-interest expenses. Furthermore, Peoples’ customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans.
Any of the above-mentioned factors could affect Peoples’ business, financial condition and operating results. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.
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
Any failure or interruption in Peoples’ operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Peoples to regulatory intervention or expose Peoples to civil litigation and financial loss or liability, any of which could have a material adverse effect on Peoples.
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
Given the volume of transactions Peoples processes, certain errors may be repeated or compounded before they are discovered and successfully rectified. Peoples’ necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. Peoples is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as Peoples is) or that Peoples’ (or its vendors’) consumer compliance business continuity, and data security systems will prove to be inadequate.
Any future restrictions on the access of Peoples’ workforce to its facilities could limit Peoples’ ability to meet customer service expectations and have a material adverse effect on operations. Peoples relies on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties.
•Failures or material breaches in security of Peoples’ systems and telecommunications networks, or those of a third-party service provider, may have a material adverse effect on Peoples’ results of operations and financial condition and the price of Peoples’ common shares.
Peoples collects, processes and stores sensitive consumer data by utilizing computer systems and telecommunications networks operated by both Peoples and third-party service providers. Peoples’ dependence upon automated systems to record and process Peoples’ transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. Peoples has security and backup and recovery systems in place, as well as a business continuity plan, designed to ensure the computer systems will not become inoperable, to the extent possible. Peoples also routinely reviews documentation of such controls and backups related to third-

party service providers. Peoples’ inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of Peoples’ business operations.
Information security risks have increased due to the sophistication and activities of organized crime, hackers, terrorists and other external parties and the use of online, telephone, and mobile banking channels by clients. In recent years, several banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access the business’ own information and is presented with a demand to pay a ransom in order to once again have access to the business’ information. Peoples could be adversely affected if one of its employees or a third-party service provider causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates Peoples’ operations or systems. Peoples may not be able to prevent employee or third-party errors or misconduct, and the precautions Peoples takes to detect this type of activity might prove ineffective. Peoples is further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as Peoples is). These disruptions may interfere with service to Peoples’ customers, cause additional regulatory scrutiny and result in a financial loss or liability.
Any compromise to Peoples’ information security could impair Peoples’ reputation and deter Peoples’ clients from using Peoples’ banking services. Information security breaches can also disrupt the operation of information systems on which Peoples and its customers depend, adversely affecting business operations. Such events can result in costly remediation measures and litigation or governmental investigation and responding to security breaches can place unanticipated demands on the time and attention of management. Peoples relies on security systems to provide the protection and authentication necessary to secure transmission of data against damage by theft, fire, power loss, telecommunications failure or similar catastrophic event, as well as from security breaches, ransomware, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers. Computer break-ins, phishing and other disruptions of customer or vendor systems could also jeopardize the security of information stored in and transmitted through Peoples’ computer systems and network infrastructure.
Peoples’ associates also confront the risk of being compromised by emails sent by perpetrators posing as company executives or vendors in order to dupe Peoples’ personnel into sending large sums of money to accounts controlled by the perpetrators. Peoples requires all employees to complete annual information security awareness training to increase their awareness of these risks and to engage them in Peoples’ mitigation efforts. If these precautions are not sufficient to protect Peoples’ systems from data breaches or compromises, Peoples’ reputation and business could be adversely affected.
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
Peoples depends on the services of a variety of third-party vendors to meet data processing and communication needs, and Peoples has contracted with third parties to run their proprietary software on Peoples’ behalf. While Peoples performs reviews of security controls instituted by the vendor in accordance with industry standards and institutes Peoples’ own internal security controls, Peoples relies on continued maintenance of the controls by the outside party to safeguard customer data.
Additionally, Peoples issues debit cards which are susceptible to compromise at the point of sale via the physical terminal through which transactions are processed and by other means of hacking. The security and integrity of these transactions are dependent upon the retailers’ vigilance and willingness to invest in technology and upgrades. Issuing debit cards to Peoples’ clients exposes Peoples to potential losses which, in the event of a data breach at one or more major retailers may adversely affect Peoples’ business, financial condition, and results of operations.
Peoples is also at risk of the impact of natural disasters, terrorism and international hostilities on Peoples’ systems or from the effects of outages or other failures involving power or communications systems operated by others.
Peoples has implemented security controls to prevent unauthorized access to its computer systems, and Peoples requires that its third-party service providers maintain similar controls. However, Peoples’ management cannot be certain that these measures will be successful. A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. Peoples could also lose revenue if competitors gain access to confidential information about Peoples’ business operations and use such confidential information to compete with Peoples. While Peoples maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under Peoples’ cyber insurance coverage.
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
The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Department of the Treasury that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, the U.S. Drug Enforcement Administration, and the U.S. Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
There is also increased scrutiny of compliance with the rules enforced by OFAC. If Peoples’ policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that Peoples has already acquired or may acquire in the future are deficient, Peoples may be subject to liability, including fines and regulatory actions such as restrictions on Peoples’ ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact Peoples’ business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Peoples.
For a more complete discussion of the BSA, the USA Patriot Act and the AMLA as well as OFAC, see the section captioned “Supervision and Regulation” in “ITEM 1 BUSINESS” of this Form 10-K.
•Peoples’ business could be adversely affected through events impacting third parties who perform significant operational services on behalf of Peoples.
The third parties performing operational services for Peoples are subject to risks similar to those faced by Peoples relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees. Like many other community bank organizations, Peoples relies, in significant part, on a single vendor for the systems which allow Peoples to provide banking services to Peoples’ customers, with the systems being maintained on Peoples’ behalf by this single vendor.
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
Financial or operational difficulties of a third-party provider could also impair Peoples’ operations if those difficulties interfere with such third party’s ability to serve Peoples. If a critical third-party provider is unable to meet the needs of Peoples in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed, and if Peoples is not able to develop alternative sources for these services and products quickly and in a cost-effective manner, Peoples’ business could be materially adversely affected.
Additionally, regulatory guidance adopted by federal and state bank regulators addressing how banks select, engage and manage their third-party relationships, could affect the circumstances and conditions under which Peoples works with third parties and the cost of managing such relationships.

•Peoples’ failure to be in compliance with any material provision or covenant of its debt instruments could have a material adverse effect on Peoples’ liquidity and operations.
Peoples has a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association that provides Peoples with a revolving line of credit. A Fifth Amendment to the U.S. Bank Loan Agreement, entered into on March 31, 2023, extended the maturity from April 1, 2023 to March 31, 2024. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples’ operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples’ ability to comply with the covenants contained in the U.S. Bank Loan Agreement may be affected by events beyond Peoples’ control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of such covenants, or alternative sources of financing. Peoples’ ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
•Peoples’ exposure to credit risk could adversely affect Peoples’ earnings and financial condition.
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
Commercial loans comprise a significant portion of Peoples’ loan portfolio. Commercial loans generally are viewed as having a higher degree of credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since Peoples’ loan portfolio contains a significant number of commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and ultimately could have a material adverse effect on Peoples’ earnings and financial condition. Peoples may also have credit exposures concentrated in a particular industry, resulting in a risk of a material adverse effect on earnings or financial condition, if there is an event adversely affecting such industry.
Peoples’ risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of the business of Peoples’ commercial borrowers and the financial circumstances of Peoples’ consumer borrowers. Economic conditions, including high inflation and elevated interest rates, and political climate could cause business shutdowns and slowdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage, auto and other consumer loan payments, overall economic and financial market instability, which may affect individuals, households and business differently, and decreased consumer confidence generally, all of which may cause Peoples’ customers to be unable to make scheduled loan payments.
Additional information regarding Peoples’ credit exposure concentration at December 31, 2023 can be found in the section captioned “Loan Concentration” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
•Peoples’ allowance for credit losses may be insufficient to absorb the expected, lifetime losses in its loan portfolio.
Peoples maintains an allowance for credit losses that is believed to be a reasonable estimate of the expected losses based on management’s quarterly analysis of its loan portfolio. The determination of the allowance for credit losses requires management to make various assumptions and judgments about the collectability of Peoples’ loans, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Additional information regarding Peoples’ allowance for credit losses methodology and the sensitivity of the estimates can be found in the discussion of “Critical Accounting Policies” included in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
Peoples’ estimation of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond Peoples’ control, and the losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the allowance for credit losses will be adequate in the future.

If Peoples’ assumptions prove to be incorrect, Peoples’ allowance for credit losses may not be sufficient to cover the expected losses from its loan portfolio, resulting in the need for additions to the allowance for credit losses which could have a material adverse impact on Peoples’ financial condition and results of operations. In addition, bank regulators periodically review Peoples’ allowance for credit losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management.
On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses”, which replaced the incurred loss model with the CECL model, an expected loss model, and Peoples adopted this guidance in 2020. Under the CECL model, Peoples is required to use historical information, current conditions and reasonable and supportable forecasts to estimate the expected credit losses. If the methodologies and assumptions used by Peoples in the CECL model prove to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on Peoples’ financial condition and results of operations. Additionally, the time horizon over which Peoples is required to estimate future credit losses expanded under CECL, which could result in increased volatility in future provisions for credit losses. Peoples may also experience a higher or more volatile provision for credit losses due to higher levels of nonperforming loans and net charge-offs if commercial and consumer customers are unable to make scheduled loan payments.
•Peoples’ accounting estimates and risk management processes rely on analytical and forecasting models.
The processes Peoples uses to estimate its expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on Peoples’ financial condition and results of operations, depend upon the use of analytical and, in some cases, forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the model may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the model Peoples uses for interest rate risk and asset-liability management is inadequate, Peoples may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the model used by Peoples for determining its expected credit losses is inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the model used by Peoples to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Peoples could realize upon sale or settlement of such financial instruments. Any such failure in Peoples’ analytical or forecasting models could have a material adverse effect on Peoples’ business, financial condition and results of operations.
•Peoples and Peoples Bank may elect or be compelled to seek additional capital in the future, but such capital may not be available when needed.
Peoples and Peoples Bank are required by federal and state regulatory authorities to maintain adequate levels of capital to support their operations. Federal bank regulators have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If Peoples Bank experiences significant losses, additional capital may be needed. In addition, Peoples and Peoples Bank may elect to raise additional capital to support the businesses or to finance acquisitions, if any, or for other unanticipated reasons. The ability to raise additional capital, if needed, will depend on financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside of Peoples’ control. Therefore, there can be no assurance that additional capital will be available or that additional capital will be available on acceptable terms. The inability to raise additional capital may have a material adverse effect on Peoples’ financial condition, results of operations or potential acquisitions.
•Peoples and Peoples Bank operate in a highly regulated industry, and the laws and regulations that govern Peoples’ operations, corporate governance, executive compensation, financial accounting and financial reporting, including changes in, or failure to comply with, such laws and regulations may adversely affect Peoples.
The banking industry is highly regulated. Peoples is subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies. The statutory and regulatory framework that governs Peoples is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect Peoples’ shareholders. These laws and regulations, among other matters, prescribe minimum capital requirements, restrict the ability of Peoples Bank to guarantee Peoples’ debt, and impose limitations on Peoples Bank’s business activities (including foreclosure and collection practices), limit the dividends or distributions that Peoples Bank can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under U.S. generally accepted accounting principles (“US GAAP”). Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Both the scope of the laws and regulations, and the intensity of the supervision to which Peoples is subject, have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase Peoples’ costs and limit its ability to pursue business opportunities. Further, Peoples’ failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject Peoples to restrictions on business activities, fines, and other penalties, any of which could adversely affect the results of operations, the capital base, and the price of Peoples’ common shares. Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect Peoples’ business and financial condition.
•Peoples may not be able to adapt to technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Peoples’ future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. Peoples may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to Peoples’ customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect Peoples’ growth, revenue and net income.
•Peoples may not be able to attract and retain key employees.
Peoples’ success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and Peoples may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact Peoples’ ability to execute identified business strategies. Many of Peoples’ offices are located in rural areas, resulting in the possible need for Peoples to offer higher compensation equal to or greater than what is offered in metropolitan areas to attract or retain key employees, which may adversely affect salaries and employee benefit costs.
Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, Peoples’ incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on Peoples’ compensation practices, causing Peoples to make changes that may affect its ability to offer competitive compensation to these individuals or that place Peoples at a disadvantage to non-financial service competitors. Peoples’ ability to attract and retain talented employees may be affected by these restrictions, or any new executive compensation limits or regulations.
•Peoples’ ability to pay dividends is limited, and Peoples may not be in the position to pay dividends in the future.
Although Peoples has paid dividends on its common shares in the past, Peoples may, at the discretion of Peoples’ Board of Directors, reduce or eliminate dividends in the future, for any reason, including a determination to use funds for other purposes, or due to regulatory constraints. Peoples is a separate and distinct legal entity from Peoples’ subsidiaries. Peoples receives nearly all of its liquidity from dividends from Peoples Bank, which are limited by federal and state banking laws and regulations. These dividends also serve as the primary source of funds to pay dividends on Peoples’ common shares. The inability of Peoples Bank to pay sufficient dividends to Peoples could have a material, adverse effect on its business. Further discussion of Peoples’ ability to pay dividends can be found under the caption “Supervision and Regulation – Dividend Restrictions” in “ITEM 1 BUSINESS” of this Form 10-K and “Note 17 Regulatory Matters.”
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
Management believes it has taken appropriate positions with respect to all tax returns and does not anticipate that any examination would have a material impact on Peoples’ Consolidated Financial Statements. However, the outcome of any such examination and the ultimate resolution of any resulting assessments are inherently difficult to predict. Thus, no assurance can be given that Peoples’ tax liability for any tax year open to examination will be as reflected in Peoples’ current and historical Consolidated Financial Statements.
•Peoples could experience an unexpected inability to obtain needed liquidity which could adversely affect its business, profitability, and viability as a going concern.
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. Peoples seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If Peoples becomes unable to obtain funds when needed, it could have a material adverse effect on Peoples’ business, financial condition, and results of operations.
Legislative, Regulatory and Tax Change Risks
•Legislative or regulatory changes or actions could adversely impact Peoples or the businesses in which it is engaged.
The financial services industry is heavily regulated under both federal and state law. Peoples is subject to regulation and supervision by the Federal Reserve Board, and Peoples Bank is subject to regulation and supervision by the ODFI, the Federal Reserve Board, and the FDIC, and the regulations of the CFPB. These regulations are primarily intended to protect depositors and the DIF, not Peoples’ shareholders. Peoples’ non-bank subsidiaries are also subject to the supervision of the Federal Reserve Board, in addition to other regulatory and self-regulatory agencies, including the SEC, and state securities and insurance regulators.
Regulations affecting banks and financial services businesses are undergoing continuous change, and Peoples’ management cannot predict the effect of those changes. While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect Peoples’ business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution, the appropriateness of an institution’s allowance for credit losses and the ability to complete acquisitions. Additionally, actions by regulatory agencies or significant litigation against Peoples could cause Peoples to devote significant time and resources to defending its business and may lead to penalties that materially affect Peoples and its shareholders. Even the reduction of regulatory restrictions could have an adverse effect on Peoples and its shareholders if such lessening of restrictions increases competition within the financial services industry or Peoples’ market area.
Further information about government regulation of Peoples’ business can be found under the caption “Supervision and Regulation” in “ITEM 1 BUSINESS” of this Form 10-K.
•Changes in accounting standards, policies, estimates or procedures may impact Peoples’ reported financial condition or results of operations.
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

The preparation of consolidated financial statements in conformity with US GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Peoples’ critical accounting policies and the sensitivity of estimates can be found in the section captioned “Critical Accounting Policies” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “Note 1 Summary of Significant Accounting Policies” of this Form 10-K.
•Regulatory capital standards may have an adverse effect on its profitability, lending, and ability to pay dividends.
Peoples is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital that Peoples must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If Peoples fail to meet these minimum capital guidelines and/or other regulatory requirements, its financial condition would be materially and adversely affected. The Basel III capital framework requires Peoples to maintain significantly more capital as a result of higher required capital levels and more demanding regulatory capital risk weightings and calculations. Satisfying capital requirements may require Peoples to limit its banking operations, retain net income or reduce dividends to improve regulatory capital levels, which could negatively affect its business, financial condition and results of operations.
•Increases in FDIC insurance premiums may have a material adverse effect on Peoples’ earnings.
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
On November 16, 2023, the FDIC Board adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because Peoples Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Peoples Bank will not be subject to this special assessment. However, there can be no assurance that assessments may not be changed in the future and/or that additional special assessments may not be imposed in the future by the FDIC, either in response to additional bank failures or otherwise, that could increase the amount of premiums required to be paid to the FDIC by Peoples Bank. Federal deposit insurance is described in more detail in the section captioned “Supervision and Regulation” in “ITEM 1 BUSINESS” of this Form 10-K.
Strategic Risks
•Peoples’ ability to complete acquisitions and integrate completed acquisitions may be unsuccessful or more difficult, time-consuming or costly than expected, which could have an adverse effect on Peoples’ business, earnings and financial condition.
Peoples actively evaluates opportunities to acquire other businesses. However, Peoples may not have the opportunity to make suitable acquisitions on favorable terms in the future, which could negatively impact the growth of its business. Peoples expects that other banking and financial companies, many of which have significantly greater resources, will compete to acquire compatible businesses. This competition could increase prices for acquisitions that Peoples would likely pursue, and its competitors may have greater resources to pay such acquisition prices. In addition, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. If Peoples fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interest.
Peoples may not be able to integrate new acquisitions without encountering difficulties, including the loss of key employees and customers, the disruption of ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Peoples may not be able to fully achieve the strategic objectives and operating efficiencies anticipated in the acquisitions it completes. Future acquisitions may also result in other unforeseen difficulties, including in the integration of the combined companies. Further, benefits such as enhanced earnings anticipated from the acquisitions may not develop and future results of the combined companies may be materially below those estimated. In addition, Peoples may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of Peoples’ shareholders. Recent changes in the stock price of financial institutions could impact the valuation of potential target companies and, therefore, Peoples’ ability to compete for acquisitions.

•Changes in retail distribution strategies and consumer behavior may adversely impact Peoples’ investments in its financial service office premises and equipment and other assets, and may lead to increased expenditures to change its retail distribution channel.
Peoples has significant investments in financial service office premises and equipment for its financial service office network, including 20 financial service offices, consisting of LPOs and limited service locations, as well as its retail work force and other financial service office banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including ATMs, ITMs, and other equipment, as well as changing customer preferences for these other methods of accessing Peoples’ products and services, could affect the value of Peoples’ financial service office network or other retail distribution assets and may cause Peoples to change its retail distribution strategy, close and/or sell certain financial service offices and restructure or reduce its remaining financial service offices and work force. Further advances in technology and/or changes in customer preferences including those related to social media, digital or cryptocurrency, blockchain and other “fintech” technologies could result in additional changes in Peoples’ retail distribution strategy and/or financial service office network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining financial service offices or to otherwise reform Peoples’ retail distribution channel.
•Anti-takeover provisions may delay or prevent an acquisition or change in control by a third party.
Provisions in the Ohio General Corporation Law, Peoples’ Amended Articles of Incorporation and Peoples’ Code of Regulations, including a supermajority vote requirement for significant corporate changes, could discourage potential takeover attempts and make attempts by shareholders to remove Peoples’ Board of Directors and management more difficult. These provisions may also have the effect of delaying or preventing a transaction or change in control that might be in the best interests of Peoples’ shareholders.
General Risks
•Adverse changes in the financial markets may adversely impact Peoples’ results of operations.
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
A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of Peoples’ common shares may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. If Peoples were to conclude that a future write-down of goodwill and other intangible assets is necessary, the appropriate charge will be recorded, which could have a material adverse effect on Peoples’ business, financial condition and results of operations.
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
Peoples experiences significant competition in originating loans, obtaining deposits, and maintaining and growing insurance and trust customers, principally from other commercial banks, savings associations, credit unions, trust and brokerage companies, insurance agencies, fintechs and online service providers. Several of Peoples’ competitors have greater resources, larger branch systems and wider arrays of banking and non-banking services. This competition could reduce Peoples’ net income by decreasing the number and size of loans that Peoples originates and the interest rates it can charge on these loans. Moreover, technology and other changes are allowing businesses and individuals to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds that have historically been held as bank deposits in brokerage accounts, mutual funds, or high yield savings accounts with online banks. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Digital or cryptocurrencies, blockchain, and other “fintech” technologies are designed to enhance transactional security and have the potential to disrupt the financial industry, change the way banks do business, and reduce the need for banks as financial deposit-keepers and intermediaries. The process of eliminating the use of banks to complete financial transactions could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost deposits as a source of funding could have a material adverse effect on Peoples’ financial condition and results of operations. If Peoples is unable to compete effectively, Peoples will lose market share, which could reduce income generated from deposits, loans and other products. For a more complete discussion of Peoples’ competitive environment, see the section captioned “Competition” in “ITEM 1 BUSINESS” of this Form 10-K.
•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to Peoples’ environmental, social and governance practices may impose additional costs on Peoples or expose Peoples to new or additional risks.
Financial institutions are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for Peoples as well as among its suppliers, vendors and various other parties within its supply chain could result in increases to its overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact its reputation, ability to do business with certain partners, access to capital, and the price of its common shares. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
•Climate change, severe weather, natural disasters, acts of war or terrorism, the emergence of a pandemic and other adverse external events could significantly impact Peoples’ business.
Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, pandemics or concern about a possible pandemic, and other adverse external events could have a significant impact on Peoples’ ability to conduct business or upon third parties who perform operational services for Peoples or its customers. Such events could affect the stability of Peoples’ deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, disrupt the infrastructure that supports Peoples’ business and the communities Peoples is located in, negatively impact financial markets and interest rates, result in lost revenue or cause Peoples to incur additional expenses.
•Peoples or one of its subsidiaries may be a defendant from time to time in a variety of litigation and other actions, which could have a material adverse effect on Peoples’ financial condition, results of operations and cash flows.
Peoples and its subsidiaries may be involved from time to time in a variety of litigation arising out of each entity’s respective business. The risk of litigation increases in times of increased troubled loan collection activity. Peoples’ insurance may not cover all claims that may be asserted against Peoples and its subsidiaries, and any claims asserted against them, regardless of merit or eventual outcome, may harm their respective reputations. Should the ultimate judgments or settlements in any litigation exceed the applicable insurance coverage, they could have a material adverse effect on Peoples’ financial condition, results of operations and cash flows. In addition, Peoples or one of its subsidiaries may not be able to obtain appropriate types or levels of insurance in the future or to obtain adequate replacement policies with acceptable terms.

•The impact of larger or similar-sized financial institutions encountering problems may adversely affect Peoples’ business, earnings and financial condition.
Many financial institutions and their related operations are closely intertwined, and the soundness of such financial institutions may, to some degree, be interdependent. As a result, concerns about, or a default or threatened default by, one financial institution could lead to significant market-wide liquidity and credit problems and/or losses or defaults by other financial institutions. This “systemic risk” may adversely affect Peoples’ business.
Peoples is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Peoples operates. The bank failures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas during 2023 caused a degree of panic and uncertainty in the investor community and among bank customers generally. While Peoples does not believe that the circumstances of these four banks’ failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including Peoples. Peoples will continue to monitor the ongoing events concerning these four banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
Additionally, Peoples’ investment portfolio continues to include a limited amount of investments in individual bank-issued trust preferred securities. Under current market conditions, the fair value of these security types is based predominately on the present value of cash flows expected to be received in the future. Significant defaults by other financial institutions could adversely affect conditions within the financial services industry, thereby causing investors to require higher rates of return for these investments. These factors could cause Peoples to recognize impairment losses on its investment in bank-issued trust preferred securities in future periods.
•Economic and other conditions may cause volatility in the price of Peoples’ common shares.
The price of Peoples’ common shares can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Peoples’ quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; strategic partnerships, joint ventures or capital commitments; operating and stock price performance of other companies that investors deem comparable to Peoples; new technology used or services offered by Peoples’ competitors; news reports relating to trends, concerns and other issues in the banking and financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and external events, including terrorist attacks, increased inflation, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, could also cause the price of Peoples’ common shares to decrease, regardless of Peoples’ operating results.
•Changes in tax laws could adversely affect Peoples’ performance.
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on Peoples’ results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in Peoples’ investment securities portfolio. In addition, Peoples’ customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples’ customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples’ customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
Risk Management and Strategy
Peoples has a comprehensive Enterprise Risk Management program (“ERM Program”), which includes policies and processes for assessing, identifying and managing material risks from cybersecurity threats to Peoples and its customers. Peoples’ information security policy and procedures are reviewed and assessed on an annual basis and as needed throughout the year by the Risk Committee of the Board. Peoples assesses itself against the Federal Financial Institutions Examination Council’s (“FFIEC”) Cybersecurity Assessment Tool (“CAT”) on a quarterly basis. Additional assessment of Peoples’ cybersecurity capabilities is performed by consultants, and regulators annually. Identified risks resulting from these assessments are documented, rated and mitigated by Peoples Bank’s Chief Information Security Officer (“CISO”), with oversight by the Risk Committee.
Peoples also has a third-party risk management program pursuant to which Peoples performs annual reviews of third-party vendors as to their cybersecurity and business continuity capabilities to ensure they meet the stated requirements and the risk appetite of Peoples as documented in Peoples’ information security policy. Vendors not meeting Peoples’ risk requirements are notified of necessary improvements and, if the vendors cannot mitigate the identified risks, Peoples looks to identify alternative vendors. Documentation of performance of the third-party risk assessments is retained and acknowledged by appropriate Risk and Information Security employees of Peoples.
Roles and Responsibilities
Peoples’ Board of Directors provides oversight of risks from cybersecurity threats primarily through the Risk Committee of the Board. The Risk Committee is comprised of all of the independent directors of the Board, along with Peoples’ Chief Executive Officer (“CEO”), and is responsible for oversight of Peoples’ risk management policies, programs and processes. The Risk Committee is organized and conducts its business pursuant to a written charter adopted by the Board. At least annually, the Risk Committee reviews and reassesses the adequacy of its charter and recommends any proposed changes to the full Board as necessary to reflect changes in regulatory requirements, authoritative guidance and evolving practices. The Risk Committee provides a report to the entire Board at each meeting of the Board of Directors regarding the overall risk condition of the firm and whether Peoples risk remain within its stated risk appetite.
Peoples’ Chief Risk Officer (“CRO”) reports to the Risk Committee and the Chief Operating Officer and has primary responsibility for the design and implementation of the ERM Program. The ERM Program establishes Peoples’ risk appetite, monitors key risk and performance indicators, identifies key risks within the firm, designs and executes specific risk initiatives and monitors risk mitigation efforts and control processes. The CRO updates the Risk Committee quarterly on the overall risk condition of Peoples inclusive of any cybersecurity issues or threats.
Peoples Bank also has an executive governance structure which includes the Capital and Risk Management Committee (“CRMC”). The CRMC, which is comprised of individuals representing each of the functional areas of Peoples and its subsidiaries, meets monthly and is responsible for the review of risk issues faced by Peoples, including material risks from cybersecurity threats. Summaries of the topics and discussions at CRMC meetings are provided to the Risk Committee along with an overview and recommendations regarding key risks and mitigating actions.
The CISO has primary responsibility for assessing and responding to material risks from cybersecurity threats. The current CISO is an experienced Information Security and Information Technology officer with 21 years of experience in Information Security and Information Technology and a master’s degree in business administration. The CISO is also a Certified Information Systems Security Professional (“CISSP”), which is an industry recognized certification that recognizes cybersecurity professionals with the knowledge, skills and abilities to lead an organization’s information security program. On a quarterly basis, the CISO updates the Risk Committee on the state of cybersecurity and potential risks to Peoples’ to be considered by the Risk Committee.
Assessment and Response to Cybersecurity Threats
Peoples employs an in-depth, layered, defensive approach that leverages people, processes, and encryption and multi-factor authentication technology to manage and mitigate cybersecurity threats. Peoples employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Peoples and the CISO leverage several technologies and a third-party Managed Security Service Provider to monitor and respond to cybersecurity threats. In the event that the CISO assesses a material risk from a potential cybersecurity threat, the CISO immediately notifies and works with Peoples’ Crisis Management Team, which includes Peoples’ General Counsel, to appropriately respond and mitigate the threat. If necessary, third-party resources will be engaged, with the support of Peoples’ cyber insurance provider, to mitigate the cybersecurity threat, perform forensic activities and distribute appropriate notifications to impacted parties and/or regulators. In the event a material cybersecurity incident occurs that requires notification to the Board of Directors, the General Counsel and CEO will coordinate notifications to the Board of Directors and provide updates to the Board of Directors as needed.
While Peoples has implemented security controls and processes to mitigate against cybersecurity threats, Peoples cannot be certain that these measures will be successful. The threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, Peoples has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, Peoples’ systems and those of its customers and third-party service providers are under constant threat and it is possible that Peoples could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Peoples and Peoples' customers. Any breach, compromise or disruption of its information security or systems as a result of a cybersecurity incident or threat could result in damage to Peoples’ reputation, loss of customer business, increased costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of Peoples’ common shares, all of which could result in financial loss and material adverse effects on Peoples’ results of operations and financial condition.

ITEM 2 PROPERTIES
Peoples’ sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2023, Peoples Bank operated 67 offices in Ohio, 42 offices in Kentucky, 27 offices in West Virginia, three offices in Washington D.C, two offices in Virginia., one office in Maryland, an insurance premium finance lending office in Missouri, and an equipment leasing office in Vermont. Of these 144 offices, 34 are leased and the rest are owned by Peoples Bank.
Peoples Bank’s subsidiary, Peoples Insurance, rents office space in various Peoples Bank offices, and also leases office space from third parties in Inez and Pikeville, Kentucky. Peoples Bank’s subsidiary, Vantage, rents office space in Excelsior, Minnesota, Cherry Hill, New Jersey, Holmdel, New Jersey, Austin, Texas, Grafton, Wisconsin, and Guilford, Connecticut.
Rent expense on the leased properties totaled $3.3 million in both 2023 and 2022, which excludes intercompany rent expense. The following properties have a lease term expiring on or before June 2024:

Location	Address	Lease Expiration Date
Athens - State Street	801 East State Street, Athens, Ohio	June 2024 (a)
Guilford (Vantage)	87 Whitfeld St, Guilford, Connecticut	March 2024 (b)
Lancaster Fair Ave	2211 West Fair Avenue, Lancaster, Ohio	April 2024 (a)
North Canton LPO	125 S. Main Street, North Canton, Ohio	June 2024 (b)
Worthington LPO	250 E. Wilson Bridge Rd., Suite 230, Worthington, Ohio	March 2024 (a)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement has one one-year extension remaining.
Peoples considers its offices and related facilities to be suitable and adequate for the present needs of Peoples and its subsidiaries. Peoples evaluates on a continuing basis the suitability and adequacy of its offices and related facilities, and has opened, relocated, remodeled or closed them as appropriate to maintain efficient and attractive premises.
Additional information concerning the property and equipment owned or leased by Peoples and its subsidiaries is incorporated herein by reference from “Note 5 Bank Premises and Equipment.”
ITEM 3 LEGAL PROCEEDINGS
Peoples or one of its subsidiaries from time to time is engaged in various litigation matters including the defense of claims of improper loan or deposit practices or lending violations. In addition, in the ordinary course of their respective businesses or operations, Peoples or one of its subsidiaries may be named as a plaintiff, a defendant, or a party to a legal proceeding or any of their respective properties may be subject to various pending and threatened legal proceedings and various actual and potential claims. In view of the inherent difficulty of predicting the outcome of such matters, Peoples cannot state what the eventual outcome of any such matters will be; however, based on management’s current knowledge and after consultation with legal counsel, Peoples’ management believes that damages, if any, and other amounts related to pending legal proceedings will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of Peoples.
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples’ common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2023, Peoples had 4,391 shareholders of record.
Peoples currently plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in “Note 17 Regulatory Matters,” as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of “ITEM 1 BUSINESS” of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended December 31, 2023:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2023	51,127	(1)(2)(3)	$26.86	(1)(2)(3)	40,415	$21,505,159
November 1 – 30, 2023	66,804	(1)	$28.34	(1)	66,804	$19,611,667
December 1 – 31, 2023	1,150	(2)	$29.51	(2)	—	$19,611,667
Total	119,081		$27.72		107,219	$19,611,667
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021. There were 40,415 and 66,804 common shares repurchased under the share repurchase program during October and November 2023, respectively.
(2)Information includes 2,335 and 1,150 common shares purchased in open market transactions during October and December 2023, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes an aggregate of 8,377 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan and vested during October 2023.

Performance Graph
The following Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Peoples specifically incorporates the Performance Graph by reference into such filing.
The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2018, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 2,000 in order of descending market capitalization in the Russell 3000 Index. The second is the KBW Nasdaq Bank Index, which is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S. The KBW Nasdaq Bank Index includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions.

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG PEOPLES BANCORP INC., RUSSELL 2000 INDEX, AND KBW NASDAQ BANK INDEX

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2018
2019
2020
2021
2022
2023
Peoples Bancorp Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	At December 31,
	2018	2019	2020	2021	2022	2023
Peoples Bancorp Inc.	$100.00	$119.94	$99.23	$121.89	$113.79	$143.71
Russell 2000 Index	$100.00	$125.49	$150.50	$172.75	$137.40	$160.60
KBW Nasdaq Bank Index	$100.00	$136.12	$122.09	$168.90	$132.76	$131.58

ITEM 6 [RESERVED]
ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements made in this Form 10-K, which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “may,” “feel,” “expect,” “believe,” “plan,” “will,” “will likely,” “would,” “should,” “could,” “project,” “goal,” “target,” “potential,” “seek,” “intend,” “continue,” “remain,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to:
(1)the effects of interest rate policies, changes in the interest rate environment due to economic conditions and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
(2)the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
(3)the success, impact, and timing of the implementation of Peoples’ business strategies and Peoples’ ability to manage strategic initiatives, including the interest rate policies of the Federal Reserve Board, the completion and successful integration of acquisitions, including the Limestone Merger that closed in April 2023, and the expansion of commercial and consumer lending activities;
(4)competitive pressures among financial institutions, or from non-financial institutions, which may increase significantly, including product and pricing pressures, which can in turn impact Peoples’ credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and Peoples’ ability to attract, develop and retain qualified professionals;
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the FDIC, the Federal Reserve Board, and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements;
(6)the effects of easing restrictions on participants in the financial services industry;
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners) and the impact these conditions may have on Peoples, Peoples’ customers and Peoples’ counterparties, and Peoples’ assessment of the impact, which may be different than anticipated;

(8)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples’ current shareholders;
(9)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties’ performance and creditworthiness generally, which may be less favorable than expected in light of recent inflationary pressures and continued elevated interest rates, and may adversely impact the amount of interest income generated;
(10)Peoples may have more credit risk and higher credit losses to the extent there are loan concentrations by location or industry of borrowers or collateral;
(11)future credit quality and performance, including expectations regarding future credit losses and the allowance for credit losses;
(12)changes in accounting standards, policies, estimates or procedures may adversely affect Peoples’ reported financial condition or results of operations;
(13)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the CECL model;

(14)adverse changes in the conditions and trends in the financial markets, including recent inflationary pressures, which may adversely affect the fair value of securities within Peoples’ investment portfolio, the interest rate sensitivity of Peoples’ consolidated balance sheet, and the income generated by Peoples’ trust and investment activities;
(15)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
(16)Peoples’ ability to receive dividends from Peoples’ subsidiaries;
(17)Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(18)the impact of larger or similar-sized financial institutions encountering problems, such as the closures in 2023 of Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California, which may adversely affect the banking industry and/or Peoples’ business generation and retention, funding and liquidity, including Peoples’ continued ability to grow deposits or maintain adequate deposit levels, and may further result in potential increased regulatory requirements, increased reputational risk and potential impacts to macroeconomic conditions;

(19)Peoples’ ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks, including those of Peoples’ third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
(20)any misappropriation of the confidential information which Peoples possesses could have an adverse impact on Peoples’ business and could result in regulatory actions, litigation and other adverse effects;
(21)Peoples’ ability to anticipate and respond to technological changes, and Peoples’ reliance on, and the potential failure of, a number of third-party vendors to perform as expected, including Peoples’ primary core banking system provider, which can impact Peoples' ability to respond to customer needs and meet competitive demands;
(22)operational issues stemming from and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems on which Peoples and Peoples’ subsidiaries are highly dependent;
(23)changes in consumer spending, borrowing and saving habits, whether due to changes in retail distribution strategies, consumer preferences and behavior, changes in business and economic conditions, legislative or regulatory initiatives, or other factors, which may be different than anticipated;
(24)the adequacy of Peoples’ internal controls and risk management program in the event of changes in strategic, reputational, market, economic, operational, cybersecurity, compliance, legal, asset/liability repricing, liquidity, credit and interest rate risks associated with Peoples’ business;
(25)the impact on Peoples’ businesses, personnel, facilities or systems of losses related to acts of fraud, theft, misappropriation or violence;
(26)the impact on Peoples’ businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the recent conflicts involving Israel and Hamas);
(27)the potential deterioration of the U.S. economy due to financial, political or other shocks;
(28)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
(29)the impact on Peoples’ businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples’ intellectual property;
(30)risks and uncertainties associated with Peoples’ entry into new geographic markets and risks resulting from Peoples’ inexperience in these new geographic markets;
(31)Peoples’ ability to integrate the Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(32)the risk that expected revenue synergies and cost savings from the Limestone Merger may not be fully realized or realized within the expected time frame;
(33)changes in laws or regulations imposed by Peoples’ regulators impacting Peoples’ capital actions, including dividend payments and share repurchases;

(34)the vulnerability of Peoples’ network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(35)Peoples’ business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance (“ESG”) practices;
(36)the effect of a fall in stock market prices on the asset and wealth management business; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosures under the heading “ITEM 1A RISK FACTORS” of this Form 10-K.
All forward-looking statements speak only as of the filing date of this Form 10-K and are expressly qualified in their entirety by the cautionary statements. Although management believes the expectations in these forward-looking statements are based on reasonable assumptions within the bounds of management’s knowledge of Peoples’ business and operations, it is possible that actual results may differ materially from these projections. Additionally, Peoples undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the filing date of this Form 10-K or to reflect the occurrence of unanticipated events except as may be required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC’s website at www.sec.gov and/or through Peoples’ website – www.peoplesbancorp.com under the “Investor Relations” section.
The following discussion and analysis of Peoples’ Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial position and results of operations for the periods presented. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, as well as the ratios and statistics, contained elsewhere in this Form 10-K.
Summary of Significant Transactions and Events
The following is a summary of transactions or events that have impacted or are expected by management to impact Peoples’ results of operations or financial condition:
Mergers and Acquisitions
◦During 2023, Peoples incurred $17.0 million of acquisition-related expenses, compared to $3.0 million for 2022 and $21.4 million for 2021. The acquisition-related expenses in 2023 were primarily related to the Limestone Merger. The acquisition-related expenses in 2022 were related to the Vantage acquisition (as defined below), the Premier Merger (as defined below), and the Limestone Merger, and the acquisition-related expenses during 2021 were primarily related to the NSL acquisition (as defined below) and the Premier Merger.
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at $177.9 million. The Limestone Merger closed as of the close of business on April 30, 2023. Peoples acquired Limestone’s loan portfolio totaling $1.1 billion, $1.2 billion of deposits, $172.7 million of total investment securities, an aggregate of $99.5 million of short-term and long-term borrowings, and $93.5 million of total cash and cash equivalents. Peoples also recorded goodwill in the amount of $68.8 million and other intangible assets of $27.7 million, which consisted of core deposit intangibles.
◦On April 1, 2022, Peoples Insurance acquired substantially all of the assets and rights of an insurance agency with five locations in eastern Kentucky and certain rights to related customer accounts, which were previously developed and maintained by Elite Agency, Inc. (“Elite”), pursuant to an Asset Purchase Agreement between Peoples Insurance and Elite. Total consideration for this transaction was $4.4 million. Peoples recognized intangibles of $2.1 million, primarily comprised of a customer relationship intangible.
◦On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota (the “Vantage acquisition”). Peoples Bank acquired assets comprising Vantage’s lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Peoples Bank paid cash consideration of $54.0 million and also repaid approximately $28.9 million in recourse debt on behalf of Vantage. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide array of industries. Upon completion of the transaction, Vantage became a subsidiary of Peoples Bank. As a subsidiary, Vantage has continued to operate under the name Vantage Financial, which leverages Vantage’s strong brand recognition within the equipment finance industry. Peoples recorded goodwill in the amount of $27.2 million and other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
◦On September 17, 2021, Peoples completed its merger with Premier Financial Bancorp, Inc. (“Premier”), in which Peoples acquired, in an all-stock merger, Premier, a bank holding company headquartered in Huntington, West Virginia, and the parent company of Premier Bank, Inc. (“Premier Bank”) and Citizens Deposit Bank and Trust, Inc. (“Citizens”). Under the terms and conditions of the definitive Agreement and Plan of Merger dated March 26, 2021, Premier merged with and into

Peoples and Premier’s wholly-owned subsidiaries, Premier Bank and Citizens, subsequently merged into Peoples’ wholly-owned subsidiary, Peoples Bank, in a transaction resulting in the issuance of 8,589,685 common shares valued at $261.9 million (the “Premier Merger”). At the close of business on September 17, 2021, the financial services offices of each of Premier Bank and Citizens became branches of Peoples Bank. Peoples acquired $1.2 billion in loans and $1.8 billion in deposits and recorded $66.9 million in goodwill and $4.2 million in other intangible assets in connection with the Premier Merger.
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
◦On March 31, 2021, Peoples completed its acquisition of NS Leasing, LLC (“NSL”) pursuant to an Asset Purchase Agreement, dated March 24, 2021, in which Peoples Bank acquired the equipment finance and leasing business of NSL (the “NSL acquisition”). The transaction closed after the end of business on March 31, 2021 and Peoples Bank began operating the acquired business as North Star Leasing, a division of Peoples Bank, on April 1, 2021. Peoples Bank acquired assets comprising NSL’s equipment finance business, including $83.3 million in leases and satisfied, on behalf of NSL, certain third-party debt in the amount of $69.1 million. Peoples Bank paid total consideration of $116.5 million, plus an earn-out payment to NSL of $3.0 million. Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements to businesses throughout the United States. Peoples recorded goodwill in the amount of $24.7 million and other intangible assets of $14.0 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
Other Significant Developments
◦During the third quarter of 2023, Peoples terminated its pension plan by settling the remaining benefit obligation of $7.7 million. The pension plan had been closed to new entrants since January 1, 2010. Peoples recorded a settlement charge of $2.4 million in the third quarter of 2023 in relation to the termination of the pension plan. Peoples does not anticipate further expenses related to the termination. Peoples incurred $185,000 in pension settlement charges in 2022, compared to $143,000 in 2021, due to the aggregate amount of lump-sum distributions to participants in Peoples’ defined benefit pension plan exceeding the threshold for recognizing settlement charges during the period.
◦During 2023, Peoples recorded a provision for credit losses of $15.2 million, compared to a recovery of credit losses of $3.5 million for 2022 and a provision for credit losses of $0.7 million for 2021. The provision for credit losses during 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated (“non-PCD”) loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers. The recovery of credit losses during 2022 was primarily due to the impact of economic forecast improvement in the CECL model, coupled with loan pay-offs during certain periods.
◦On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples’ outstanding common shares. During 2023, Peoples repurchased 107,219 common shares totaling $3.0 million under the share repurchase program. During 2022, Peoples repurchased 263,183 common shares totaling $7.4 million under the share repurchase program. During 2021, Peoples did not repurchase any common shares under the share repurchase program authorized on January 28, 2021. On October 25, 2022, after the announcement of the Limestone Merger, the share repurchase program was paused until the vote to approve the Limestone Merger by shareholders, which occurred on February 23, 2023.
◦On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement. A Fifth Amendment to the U.S. Bank Loan Agreement, entered into on March 31, 2023, extended the maturity from April 1, 2023 to March 31, 2024. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.50% on July 27, 2023. The Federal Reserve Board has kept rates unchanged since July 2023 but has signaled that it expects to begin reducing rates sometime in 2024.
The impact of these transactions, where material, is discussed in the applicable sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP and to general practices within the financial services industry. A summary of significant accounting policies is contained in “Note 1 Summary of Significant Accounting Policies.” While all of these policies are important to understanding the Consolidated Financial Statements, certain accounting policies require management to exercise judgment and make estimates or assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates and assumptions are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates or assumptions.
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
Allowance for Credit Losses
The allowance for credit losses represents Peoples’ estimate of expected credit losses over the expected contractual life of the existing loan portfolio. The allowance for credit losses is estimated by management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, loan size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns, and reasonable and supportable forecast periods. Peoples identified 20 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes U.S. unemployment and Ohio unemployment as economic factors in modeling.
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to the allowance for credit losses. These factors include economic conditions, collateral, concentrations, troubled assets, Peoples’ loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks.
Loans that do not share similar risk characteristics are evaluated on an individual basis. The allowance for credit losses related to these specific loans was based on management’s estimate of potential losses as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan’s observable market price.
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
There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2023 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic conditions could reduce currently estimated cash flows for both commercial and consumer borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
To demonstrate the sensitivity to key economic parameters used in the measurement of the allowance for credit losses at December 31, 2023, management calculated the difference between the modeled allowance for credit losses at December 31, 2023, compared to one based on an adverse scenario. The adverse scenario reflected increases of 100 basis points in both U.S. and Ohio unemployment. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in the allowance for credit losses of approximately $6.6 million at December 31, 2023.

Business Combinations
Peoples utilizes the acquisition method of accounting for business combinations. As of the acquisition date, Peoples records the acquired company’s net assets at fair value. The determination of fair value as of the acquisition date requires management to consider various factors that involve judgment and estimation, including the application of discount rates, prepayment rates, attrition rates, future estimates of interest rates, as well as many other assumptions. These assumptions can have a material impact on the estimated fair value, and as a result, the goodwill recorded in a business combination. ASC 805 allows for a measurement period of 12 months beyond the acquisition date to finalize the fair value measurement of the acquired company’s net assets as additional information existing as of the acquisition date becomes available. Measurement period adjustments are recorded through goodwill.
Based on recent acquisitions, loans and leases acquired through business combinations have comprised the majority of purchase accounting adjustments in arriving at the fair values of acquired assets and liabilities, with the most significant adjustments relating to the creditworthiness of the acquired portfolios. The assumptions and inputs impacting the allowance for credit losses are discussed in the above paragraphs of this section of Management’s Discussion and Analysis. Those same judgments drive the measurement of the credit adjustments of acquired loan and lease portfolios when arriving at fair value. For further information regarding business combination accounting, please refer to “Note 20 Acquisitions.”
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
The process of evaluating goodwill for impairment involves highly subjective and complex judgments, estimates and assumptions regarding the fair value of Peoples’ reporting unit and, in some cases, goodwill itself. As a result, changes to these judgments, estimates and assumptions in future periods could result in materially different results.
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
At October 1, 2023, management completed a qualitative assessment of goodwill. This test resulted in management concluding it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value.
Peoples is required to perform interim tests for goodwill impairment in subsequent quarters if events occur or circumstances change that indicate potential goodwill impairment exists, such as adverse changes to Peoples’ business or a significant decline in Peoples’ market capitalization. For further information regarding goodwill, refer to “Note 7 Goodwill and Other Intangible Assets.”
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
Detailed information regarding fair value measurements can be found in “Note 2 Fair Value of Financial Instruments.”
New Accounting Guidance Pending Adoption
Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative: The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. ASU 2023-06 applies to all reporting entities within the scope of the amended subtopics. The effective dates for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, prospectively, with early adoption prohibited. Peoples will adopt such requirements when they become effective and the guidance is not expected to materially impact Peoples’ consolidated financial statements.
ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The FASB issued ASU 2023-07 on November 27, 2023. The amendments “improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.” In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.”
The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The enhanced segment disclosure requirements apply “retrospectively to all prior periods presented in the financial statements.” The significant segment expense and other segment item amounts “disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Peoples will adopt the expanded disclosure requirements beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and the guidance is not expected to materially impact Peoples’ consolidated financial statements.
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued ASU 2023-09 on December 14, 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively with early adoption is permitted. Peoples is still evaluating the applicability and materiality of the guidance.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2023 was $113.4 million, compared to $101.3 million for 2022 and $47.6 million for 2021, representing earnings per diluted common share of $3.44, $3.60 and $2.15, respectively. The increases in 2023 earnings when compared to 2022 and 2021 were driven by increases in net interest income, partially offset by increases in non-interest expenses. Non-core items, and the related tax effect of each, negatively impacted earnings per diluted common share by $0.59 for 2023 compared to $0.11 for 2022 and $0.85 for 2021.
Net interest income increased 34% to $339.4 million for 2023, compared to $253.4 million for 2022, and $172.6 million for 2021. Net interest margin was 4.56% in 2023, compared to 3.97% in 2022 and 3.40% in 2021. The increases in net interest income and net interest margin when compared to 2022 were driven by increases in market interest rates, the additional net interest income from the Limestone Merger, and improvement in investment yields. Partially offsetting these benefits was an increase in interest expense resulting from a shift in the composition of funding sources combined with an increase in market interest rates for deposits and other funding sources. Net interest margin increased during 2022 when compared to 2021 largely due to (i) the Premier Merger and the Vantage acquisition, (ii) organic growth and (iii) increases in market interest rates. Net interest margin in 2021 was impacted by PPP loan forgiveness and lower funding costs due to customers’ maintaining higher cash balances, as well as a higher volume of loans due to the Premier Merger and and insurance premium finance acquisition coupled with higher-yielding leases acquired from NSL and organic loan growth. Accretion income, net of amortization expense, from acquisitions totaled $25.3 million for 2023, $11.6 million for 2022, and $3.2 million for 2021, adding 34 basis points, 19 basis points, and 7 basis points, respectively, to the net interest margin.
The provision for credit losses for 2023 was $15.2 million, compared to a recovery of credit losses of $3.5 million for 2022 and a provision for credit losses of $0.7 million for 2021. Net charge-offs for 2023 were $8.5 million, compared to $7.3 million for 2022 and

$4.7 million for 2021. Net charge-offs as a percent of average total loans were 0.15% for 2023, 0.16% for 2022 and 0.13% for 2021. The provision for credit losses during 2023 was driven by (i) the addition of the provision for the non-PCD loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers. The recovery of credit losses during 2022 compared to the provision for credit losses during 2021 was driven by improvements in economic forecasts, coupled with loan pay-offs and sales during certain periods.
Total non-interest income for 2023 increased $8.6 million, or 11%, when compared to 2022. The increase was driven by (i) a $4.1 million increase in electronic banking income, (ii) a $2.3 million increase in insurance income primarily due to growth in the property and casualty insurance line, (iii) a $2.1 million increase in deposit account service charges, (iv) a $1.5 million increase in bank owned life insurance income, and (v) a $2.7 million increase in other non-interest income. Insurance income increased due to new business and market increases for premiums. The increase in other non-interest income was due to an increase in operating lease income, which was partially offset by operating lease expense recognized in other non-interest expense. The other increases for the full year of 2023, when compared to the full year of 2022, were primarily due to the additional customers brought in from the Limestone Merger. Partially offsetting the increases was a $3.6 million increase in net losses on investment securities, primarily driven by a $3.6 million pre-tax ($2.9 million after-tax) net loss on the sales of available-for-sale investment securities during the first and fourth quarters of 2023, and a $2.2 million increase in net losses on assets disposals and other transactions, mostly due to a $1.6 million write-down of an other real estate owned (“OREO”) property during the second quarter of 2023. Total non-interest income for 2022 increased $10.0 million, or 14% when compared to 2021. The increase was driven by growth of $4.4 million in deposit account service charges and $3.1 million in electronic banking income, primarily attributable to customers added in the Premier Merger. Also contributing to the growth was a $3.0 million increase in lease income due to the Vantage acquisition. Partially offsetting the impact of these 2022 increases when compared to 2021 was a $2.0 million decline in mortgage banking income due to the increased market interest rate environment in 2022 resulting in a lower volume of new loan originations.
Total non-interest expense for the year ended December 31, 2023, was impacted by the Limestone Merger and acquisition-related non-interest expenses, which added $17.0 million across various line-items within non-interest expense. The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. Acquisition-related expenses are considered a non-core non-interest expense by Peoples. This information is used by Peoples to provide information useful to investors in understanding Peoples’ operating performance and trends.

(Dollars in thousands)	2023	2022	2021
Non-interest expense:
Salaries and employee benefit costs	$144,031	$112,690	94,612
Data processing and software expense	21,607	14,241	10,542
Net occupancy and equipment expense	21,368	19,516	14,918
Professional fees	17,041	12,094	15,783
Amortization of other intangible assets	11,222	7,763	4,775
Electronic banking expense	7,150	9,231	8,885
Marketing expense	5,017	3,728	3,658
FDIC insurance premiums	4,785	3,702	1,976
Franchise tax expense	3,540	3,487	3,357
Other loan expenses	2,859	2,735	2,001
Communication expense	2,834	2,484	1,657
Other non-interest expense	25,033	15,476	21,573
Total non-interest expense	266,487	207,147	183,737
Acquisition-related non-interest expense:
Salaries and employee benefit costs	5,827	29	3,818
Data processing and software expense	1,850	410	65
Net occupancy and equipment expense	109	50	212
Professional fees	6,062	2,407	7,144
Electronic banking expense	115	(92)	—
Marketing expense	81	51	241
Other loan expenses	2	(4)	3
Communication expense	1	2	54
Other non-interest expense	2,923	163	9,886
Total acquisition-related non-interest expense	16,970	3,016	21,423
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	138,204	112,661	90,794
Data processing and software expense	19,757	13,831	10,477
Net occupancy and equipment expense	21,259	19,466	14,706
Professional fees	10,979	9,687	8,639
Amortization of other intangible assets	11,222	7,763	4,775
Electronic banking expense	7,035	9,323	8,885
Marketing expense	4,936	3,677	3,417
FDIC insurance premiums	4,785	3,702	1,976
Franchise tax expense	3,540	3,487	3,357
Other loan expenses	2,857	2,739	1,998
Communication expense	2,833	2,482	1,603
Other non-interest expense	22,110	15,313	11,687
Total non-interest expense excluding acquisition-related expense	$249,517	$204,131	$162,314

Total non-interest expense was $266.5 million for 2023, an increase of $59.3 million, or 29%, compared to 2022. Excluding acquisition-related expenses, non-interest expenses increased $45.4 million, or 22%, due to increases in all non-interest expense line items except for electronic banking expense, which decreased $2.3 million when compared to 2022. The increases were primarily driven by non-interest expenses, excluding acquisition-related expenses, attributable to the Limestone Merger, as well as organic growth. The increase in other non-interest expense was also driven by the previously discussed pension plan settlement charges and a $1.7 million increase in operating lease depreciation expenses. Electronic banking expense decreased when compared to 2022 due to reduced costs for Peoples’ online banking platform and a reclassification of those costs relative to the prior period to data processing and software expense. Total non-interest expense was $207.1 million for 2022, an increase of $23.4 million compared to 2021. The growth was driven by increases of (i) $18.1 million in salaries and employee benefit costs, (ii) $4.6 million in net occupancy and equipment expense, (iii) $3.7 million in data processing and software expenses, and (iv) $3.0 million in intangible asset amortization.

These increases were primarily due to growth over the last year, driven by mergers and acquisitions. Partially offsetting the impact of these increases on non-interest expense in 2022 was a decrease in acquisition-related expenses due to the amount of expenses incurred in connection with the Premier Merger in 2021. Included in total non-interest expense during 2023 were certain non-core expenses which included acquisition-related expenses of $17.0 million compared to $3.0 million in 2022. Non-core expenses for 2021 included acquisition-related expenses of $21.4 million (detailed in the table above), COVID-19-related expenses of $1.2 million, contract negotiation expenses of $1.2 million and a Peoples Bank Foundation, Inc. contribution of $0.5 million.
Peoples’ efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent (“FTE”) net interest income, plus total non-interest income, excluding all gains and losses, was 58.7% for 2023, compared to 59.6% for 2022 and 73.6% for 2021. The efficiency ratio was elevated during 2021 primarily due to the non-core expenses discussed above. The efficiency ratio, when adjusted for non-core items, was 54.4% for 2023, 58.6% for 2022 and 63.5% for 2021.
Income tax expense totaled $31.8 million for 2023, compared to $27.3 million for 2022 and $9.4 million for 2021. The effective tax rate for 2023 was 21.9%, 21.3% for 2022 and 16.5%% for 2021. The increases for 2023 compared to 2022, and for 2022 compared to 2021, were driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions.
Total assets increased 27% to $9.16 billion at December 31, 2023, compared to $7.21 billion at year-end 2022. The increase was primarily due to $1.46 billion of assets, primarily loans, acquired in the Limestone Merger. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance increased $472.2 million, or 10%, driven by increases of $203.6 million, $78.2 million, $68.9 million, $44.0 million, $37.9 million, and $37.0 million in other commercial real estate loans, commercial and industrial loans, leases, premium finance loans, construction loans, and indirect consumer loans, respectively. The increase in total assets from at December 31, 2022 was also impacted by purchases of held-to-maturity investment securities and sales of lower-yielding available-for-sale investment securities. Management underwent investment portfolio restructurings during 2023 to increase portfolio yield and reduce Peoples’ sensitivity to falling intermediate and long-term interest rates. The allowance for credit losses increased to $62.0 million or 1.01% of total loans, net of deferred fees and costs, compared to $53.2 million and 1.13%, respectively, at December 31, 2022. The increase in the allowance balance at December 31, 2023 when compared to at December 31, 2022 was driven by (i) the addition of the provision for the non-PCD loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers. The decrease in the ratio of the allowance for credit losses to total loans was due to the items noted above, primarily the release of reserves on individually analyzed loans.
Total liabilities were $8.10 billion at December 31, 2023, an increase of $1.68 billion since at December 31, 2022, primarily due to $1.35 billion of liabilities, primarily deposits, acquired in the Limestone Merger. Excluding Limestone deposit balances, total deposits at December 31, 2023 increased $615.3 million, or 11%, compared to at December 31, 2022, primarily due to increases of $785.6 million in retail certificates of deposit and $449.8 million in brokered certificates of deposit, partially offset by decreases of $226.8 million, $223.3 million, and $193.7 million, in non-interest bearing deposits, savings accounts, and interest-bearing demand deposit accounts, respectively. Total demand deposit accounts comprised 38% and 48% of total deposits at December 31, 2023, and at December 31, 2022, respectively.
Total stockholders’ equity was $1.05 billion at December 31, 2023, an increase of $268.2 million, or 34%, from December 31, 2022 due to (i) the issuance of 6.8 million common shares (valued at $177.9 million) in the Limestone Merger, (ii) net income of $113.4 million for the full year of 2023, and (iii) a decrease in other comprehensive loss of $25.5 million, partially offset by dividends paid of $52.1 million and share repurchases of $3.0 million. The decrease in other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were primarily driven by changes in market interest rates.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed “well capitalized.” Peoples’ tier 1 capital ratio was 12.58% at December 31, 2023, versus 12.19% at December 31, 2022, while the total capital ratio was 13.38% at December 31, 2023, versus 13.06% at December 31, 2022. The common equity tier 1 risk-based capital ratio was 11.75% at December 31, 2023 compared to 11.92% at December 31, 2022. Compared to at December 31, 2022, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by the impact of the Limestone Merger and dividends paid. The common equity tier 1 risk-based capital ratio at December 31, 2023 decreased compared to at December 31, 2022 due to the common shares issued in the Limestone Merger. Peoples’ book value and tangible book value per share were $29.83 and $18.16, respectively, at December 31, 2023, compared to $27.76 and $16.23, respectively, at December 31, 2022. Additional information regarding capital requirements can be found in “Note 17 Regulatory Matters.”

RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on investments, loans and leases, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue and was 80% of total revenue during 2023. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.
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
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a blended federal and state corporate income tax rate of 23.3% for 2023 and 2022, and 22.3% for 2021. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Net interest income	$339,374	$253,442	$172,553
Taxable equivalent adjustments	1,703	1,644	1,349
FTE net interest income	$341,077	$255,086	$173,902

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2023			2022			2021
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$57,464	$2,763	4.81%	$178,781	$1,710	0.96%	$219,849	$313	0.14%
Investment securities (b)(c):
Taxable	1,621,852	49,469	3.05%	1,481,368	29,091	1.96%	1,042,419	15,219	1.46%
Nontaxable	190,479	5,643	2.96%	199,279	5,444	2.73%	163,095	4,326	2.65%
Total investment securities	1,812,331	55,112	3.04%	1,680,647	34,535	2.05%	1,205,514	19,545	1.62%
Loans (c)(d):
Construction	347,317	27,833	7.90%	223,197	10,732	4.74%	131,834	5,130	3.84%
Commercial real estate, other	1,757,676	120,479	6.76%	1,327,064	65,405	4.86%	1,061,323	42,308	3.93%
Commercial and industrial	1,052,647	79,475	7.45%	875,754	41,358	4.66%	870,682	37,321	4.23%
Premium finance	168,077	12,155	7.13%	150,135	6,789	4.46%	118,242	5,872	4.90%
Leases	371,809	42,931	11.39%	271,349	34,720	12.62%	74,442	13,572	17.98%
Residential real estate (e)	913,069	43,647	4.78%	881,136	37,851	4.30%	700,691	29,686	4.24%
Home equity lines of credit	194,415	14,722	7.57%	170,567	8,300	4.87%	133,340	5,410	4.06%
Consumer, indirect	656,736	33,263	5.06%	563,887	23,029	4.08%	529,994	21,480	4.05%
Consumer, direct	128,707	8,726	6.78%	111,148	6,769	6.09%	88,611	5,501	6.21%
Total loans	5,590,453	383,231	6.79%	4,574,237	234,953	5.09%	3,709,159	166,280	4.44%
Allowance for credit losses	(57,391)			(55,233)			(56,038)
Net loans	5,533,062	383,231	6.86%	4,519,004	234,953	5.15%	3,653,121	166,280	4.51%
Total earning assets	7,402,857	441,106	5.91%	6,378,432	271,198	4.22%	5,078,484	186,138	3.64%
Goodwill and other intangible assets	384,172			322,639			234,667
Other assets	511,748			393,636			359,443
Total assets	$8,298,777			$7,094,707			$5,672,594
Interest-bearing deposits:
Savings accounts	$1,034,713	$1,394	0.13%	$1,069,097	$356	0.03%	$772,726	$112	0.01%
Government deposit accounts	709,887	12,252	1.73%	701,587	2,172	0.31%	529,955	2,035	0.38%
Interest-bearing demand accounts	1,156,953	1,605	0.14%	1,165,106	583	0.05%	848,526	303	0.04%
Money market accounts	684,015	9,986	1.46%	632,364	1,015	0.16%	575,237	390	0.07%
Retail certificates of deposit	948,310	25,198	2.66%	580,660	2,978	0.51%	497,181	3,952	0.79%
Brokered deposits (f)	483,483	21,712	4.49%	88,234	2,067	2.34%	150,716	3,130	2.08%
Total interest-bearing deposits	5,017,361	72,147	1.44%	4,237,048	9,171	0.22%	3,374,341	9,922	0.29%
Borrowed funds:
Short-term FHLB advances (f)	353,532	18,058	5.11%	83,356	2,386	2.86%	30,289	475	1.57%
Repurchase agreements and other	110,025	1,664	1.54%	113,434	275	0.24%	70,674	66	0.09%
Total short-term borrowings	463,557	19,722	4.27%	196,790	2,661	1.35%	100,963	541	0.54%
Long-term FHLB advances	54,457	1,779	3.27%	53,102	984	1.85%	94,050	1,413	1.50%
Long-term notes payable	45,038	2,560	5.43%	56,865	2,562	4.51%	—	—	—%
Other borrowings	42,031	3,821	8.97%	13,718	734	5.27%	9,364	360	3.79%
Total long-term borrowings	141,526	8,160	5.68%	123,685	4,280	3.46%	103,414	1,773	1.71%
Total borrowed funds	605,083	27,882	4.59%	320,475	6,941	2.15%	204,377	2,314	1.13%
Total interest-bearing liabilities	5,622,444	100,029	1.78%	4,557,523	16,112	0.35%	3,578,718	12,236	0.34%
Non-interest-bearing deposits	1,598,009			1,637,690			1,347,702
Other liabilities	137,527			101,510			89,541
Total liabilities	7,357,980			6,296,723			5,015,961
Stockholders’ equity	940,797			797,984			656,633
Total liabilities and stockholders’ equity	$8,298,777			$7,094,707			$5,672,594
Interest rate spread (b)		$341,077	4.13%		$255,086	3.87%		$173,902	3.30%
Net interest margin (b)			4.56%			3.97%			3.40%
(a) Balances are primarily composed of interest bearing demand deposits at the FRB and FHLB.
(b) Average balances are based on carrying value.

(c) Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 23.3% for 2023 and 2022, and 22.3% for 2021.
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
Peoples’ average balances compared to prior periods have been impacted by recent acquisitions, which included: (i) the Limestone Merger as of the close of business on April 30, 2023, which added to average short-term investments, average total investment securities, and average loan, deposit and borrowed funds balances, (ii) the acquisition of Vantage on March 7, 2022, which added to average lease and borrowed funds balances, and (iii) the Premier Merger on September 17, 2021, which added to average short-term investments, average total investment securities, average total loans and average total deposits. Additionally, Peoples completed the NSL acquisition on April 1, 2021 which also added to average lease balances. Peoples’ cash balances have increased primarily due to an increase in interest-bearing deposits in other banks, mostly with the FRB. The increases in market interest rates have increased asset yields and increased borrowing costs.

The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2022 to 2023			Changes from 2021 to 2022
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$2,900	$(1,847)	$1,053	$1,461	$(64)	$1,397
Investment securities (b):
Taxable	17,396	2,982	20,378	6,436	7,436	13,872
Nontaxable	466	(267)	199	186	932	1,118
Total investment income	17,862	2,715	20,577	6,622	8,368	14,990
Loans (b):
Construction	9,323	7,778	17,101	1,421	4,181	5,602
Commercial real estate, other	30,089	24,985	55,074	11,216	11,881	23,097
Commercial and industrial	28,502	9,615	38,117	3,818	219	4,037
Premium finance	4,474	892	5,366	(550)	1,467	917
Leases	(3,577)	11,788	8,211	(5,031)	26,179	21,148
Residential real estate	4,387	1,409	5,796	419	7,746	8,165
Home equity lines of credit	5,132	1,290	6,422	1,204	1,686	2,890
Consumer, indirect	6,071	4,163	10,234	166	1,383	1,549
Consumer, direct	818	1,139	1,957	(137)	1,405	1,268
Total loan income	85,219	63,059	148,278	12,526	56,147	68,673
Total interest income	105,981	63,927	169,908	20,609	64,451	85,060
INTEREST EXPENSE:
Deposits:
Savings accounts	1,049	(11)	1,038	187	57	244
Government deposit accounts	10,054	26	10,080	(442)	579	137
Interest-bearing demand accounts	1,026	(4)	1,022	145	135	280
Money market accounts	8,881	90	8,971	582	43	625
Retail certificates of deposit	19,297	2,923	22,220	(1,562)	588	(974)
Brokered deposit	3,338	16,307	19,645	362	(1,425)	(1,063)
Total deposit cost	43,645	19,331	62,976	(728)	(23)	(751)
Borrowed funds:
Short-term borrowings	4,455	12,606	17,061	761	1,359	2,120
Long-term borrowings	2,806	1,074	3,880	373	2,134	2,507
Total borrowed funds cost	7,261	13,680	20,941	1,134	3,493	4,627
Total interest expense	50,906	33,011	83,917	406	3,470	3,876
Net interest income	$55,075	$30,916	$85,991	$20,203	$60,981	$81,184
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a blended federal and state corporate income tax rate of 23.3% for 2023 and 2022, and 22.3% for 2021.

Net interest income increased $85.9 million, or 34%, for 2023 when compared to 2022, and net interest margin increased 59 basis points to 4.56%. The increase in net interest income was driven by increases in market interest rates, the additional net interest income from the Limestone Merger, and improvement in investment yields. Accretion income, net of amortization expense, from acquisitions was $25.3 million for 2023, which added 34 basis points to net interest margin for 2023. Accretion income for 2023 was primarily the result of the Limestone Merger, the Premier Merger, and the acquisitions of Vantage and NSL.
During 2022, net interest income increased $80.9 million, or 47%, when compared to 2021. The increase in net interest income was driven by (i) the Premier Merger and the Vantage acquisition, (ii) core growth and (iii) increases in market interest rates. Net interest margin increased 57 basis points to 3.97% compared to 2021. Accretion income, net of amortization expense, from acquisitions was $11.6 million for 2022, which added 19 basis points to net interest margin for 2022. Accretion income for 2022 was a result of the Premier Merger and the acquisitions of Vantage and NSL.
Additional interest income in 2023 from prepayment fees and interest recovered on nonaccrual loans was $0.7 million, compared to $0.6 million in 2022 and $0.8 million in 2021.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses recognized for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Provision for (Recovery of) other credit losses	$14,236	$(4,560)	$339
Provision for checking account overdrafts	938	1,050	392
Provision for (Recovery of) credit losses	$15,174	$(3,510)	$731
As a percent of average total loans	0.27%	(0.08)%	0.02%
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
For 2023, the provision for credit losses compared to a recovery of credit losses for 2022 was driven by (i) the addition of the provision for the non-PCD loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers.
During 2022, the recovery of credit losses was driven by improvements in economic forecasts, coupled with loan pay-offs during certain periods of 2022.
During 2021, the provision for credit losses was impacted by improvements in economic factors and loss drivers, partially offset by the provision for credit losses required to establish the allowance for credit losses for acquired non-PCD loans and leases during 2021.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “Allowance for Credit Losses.”
Net (Losses) Gains Included in Total Non-Interest Income
Net (losses) gains include gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income.
The following table details the net (losses) gains for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2023	2022	2021
Net loss on investment securities	$(3,700)	$(61)	$(862)

Net (loss) gain on asset disposals and other transactions:
Net loss on other assets	$(1,143)	$(326)	$(460)
Net (loss) gain on OREO	(1,623)	(139)	56
Net (loss) gain on other transactions	(71)	(151)	897
Net (loss) gain on asset disposals and other transactions	$(2,837)	$(616)	$493
For 2023, Peoples’ net loss on investment securities was primarily due to the $3.7 million pre-tax net loss on the sales of available-for-sale investment securities in the first and fourth quarters of 2023. During the first quarter of 2023, Peoples executed sales of $96.7 million of lower yielding available-for-sale investment securities for a pre-tax loss of $2.0 million. Proceeds from sales were used to pay down overnight borrowings. During the fourth quarter of 2023, Peoples executed the sales of an additional $36.5 million of lower yielding available-for-sale investment securities for a pre-tax loss of $1.7 million. Proceeds from the sales were used to purchase higher yielding agency investment securities.
The loss on the sales of these available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss. The realized losses recognized due to the first quarter transactions were earned back within the 2023 fiscal year, and the realized losses recognized due to the fourth quarter transactions are expected to be earned back within 14 months.
Peoples’ net loss on asset disposals and other transactions during 2023 was primarily driven by a $1.6 million write-down of an OREO property during the second quarter of 2023, and net losses on repossessed assets.
During 2022, Peoples’ net loss on asset disposals and other transactions was primarily due to net losses on other assets, which was mainly due to net losses on repossessed assets.
During 2021, net gains on other transactions were driven by the sale of $59.8 million of predominantly purchased credit deteriorated (“PCD”) loans acquired in the Premier Merger ($52.9 million of which were criticized or classified) primarily in the hospitality industry. Peoples recognized a gain of $0.9 million related to the discount recorded on those PCD loans when they were acquired from Premier.
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: electronic banking income (“e-banking”); trust and investment income; insurance income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. Total non-interest income excluding net gains and losses accounted for 21.7% of Peoples’ total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2023, compared to 23.9% in 2022 and 28.6% in 2021.
The decline in Peoples’ total non-interest income excluding net gains and losses, as a percent of total revenue during 2023 compared to 2022, was largely due to the growth in net interest income of 34% outpacing the growth in non-interest income excluding gains and losses of 18% during 2023. The growth in net interest income was primarily driven by the Limestone Merger and rate increases.
E-banking income comprised the largest portion of Peoples’ total non-interest income excluding net gains and losses, for 2023. The following table shows Peoples’ e-banking income for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
E-banking income	$25,210	$21,094	$18,010
Peoples’ e-banking services include ATM and debit cards, direct deposit services, Internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. For 2023 compared to 2022, e-banking income grew 20%, primarily due to additional customers from the Limestone Merger as well as organic growth. For 2022 compared to 2021, e-banking income increased 17%, primarily from a full year’s impact of the acquired Premier accounts in addition to increased customer activity. In 2023, Peoples’ customers used their debit cards to complete $1.9 billion of transactions, up from $1.7 billion in 2022 and $1.4 billion in 2021.
Peoples’ fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Fiduciary	$7,537	$7,508	$7,930
Brokerage	6,865	6,343	5,966
Employee benefit plan fees	2,758	2,540	2,560
Trust and investment income	$17,160	$16,391	$16,456
For 2023, trust and investment income increased primarily due to increases in brokerage income, as Peoples added new accounts and the underlying market values of assets under administration and management grew, and employee benefit plan fees. For 2022, trust and investment was relatively flat compared to 2021, as the increase in brokerage income was offset by the decrease in fiduciary income.
The following table details Peoples’ assets under administration and management at December 31:

(Dollars in thousands)	2023	2022	2021
Trust	$2,021,249	$1,764,639	$2,009,871
Brokerage	1,473,814	1,211,868	1,183,927
Total	$3,495,063	$2,976,507	$3,193,798
Annual average	$3,236,449	$2,965,985	$3,053,807
The increase in total assets under administration and management at December 31, 2023, compared to December 31, 2022, was primarily due to market value increases in 2023, new account activity and an acquisition of an independent financial advisor in January of 2023 which increased brokerage assets by $30 million. During 2022, Peoples’ assets under administration and management declined, driven by a decrease in market values throughout 2022 due to the economic downturn.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Property and casualty insurance commissions	$13,852	$11,986	$11,192
Performance-based commissions	1,634	1,424	2,044
Life and health insurance commissions	2,229	1,975	1,627
Other fees and charges	301	342	389
Insurance income	$18,016	$15,727	$15,252
Insurance income for 2023 increased compared to 2022, primarily driven by the increases in (i) property and casualty insurance commissions, (ii) performance-based commissions and (iii) life and health insurance commissions, which were slightly offset by the decrease in other fees and charges. Peoples Insurance increased its clientele throughout 2023, which drove the increases in commissions. Insurance income for 2022 was relatively flat when compared to 2021, as the increases in property and casualty insurance commissions and life and health insurance commissions were substantially offset by the decrease in performance-based commissions.
Deposit account service charges are based on the costs associated with services provided by Peoples. The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Overdraft and non-sufficient funds fees	$9,016	$8,324	$5,528
Account maintenance fees	6,425	5,323	3,808
Other fees and charges	1,241	936	807
Deposit account service charges	$16,682	$14,583	$10,143
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates these fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples’ markets by competitors. Deposit account service charges in 2023 increased compared to 2022 due to the additional customers associated with the Limestone Merger, as well as organic growth. Deposit account service charges in 2022 increased compared to 2021 due to increased customer activity compared to the very low levels of early 2021, which had been impacted by fiscal stimulus payments and PPP loan proceeds provided to customers, along with changed customer spending habits due to the COVID-19 pandemic. Also contributing to the increases in 2022 when compared to 2021 were the additional customers associated with the Premier Merger, as 2022 had a full year of the benefit from the additional Premier accounts, whereas 2021 only had three and a half months of the benefit. Deposit account service charges were positively impacted during 2021 by the Premier Merger and associated additional accounts.

The following table details the other items included within Peoples’ total non-interest income for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Lease income	$5,552	$4,267	$1,293
Bank owned life insurance income	4,151	2,624	1,767
Mortgage banking income	1,078	1,397	3,439
Other non-interest income	$6,101	$3,430	$2,894
Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets, and (v) syndication income. The increase in lease income for 2023 when compared to 2022 was driven primarily by an increase in month-to-month lease income from Vantage. The 2022 increase in lease income when compared to 2021 was due to the Vantage acquisition. In 2021, Peoples acquired NSL which first introduced lease income as a component of non-interest income.
Bank owned life insurance income (“BOLI”) for 2023 increased when compared to 2022 due to a $0.4 million death benefit related to the cash surrender value of the underlying policy in the fourth quarter of 2023, and additional income from policies acquired in the Limestone Merger. BOLI income for 2022 increased when compared to 2021 due to a $248,000 death benefit related to the cash surrender value of the underlying policy in the third quarter of 2022 and $30.0 million of additional investments in policies. Peoples purchased no additional BOLI policies during 2023 or 2021.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income declined for 2023 when compared to 2022 and declined for 2022 when compared to 2021 due to lower volumes of new loan originations as a result of the rising market interest rate environment. In 2023, Peoples sold approximately $2.7 million of loans to the secondary market with servicing retained and sold approximately $30.7 million in loans with servicing released, compared to approximately $18.5 million and $31.1 million, respectively, in 2022. Peoples sold $57.6 million of loans to the secondary market with servicing retained and $37.4 million of loans with servicing released during 2021. The volume of sales has a direct impact on the amount of mortgage banking income.
For 2023, other non-interest income increased when compared to 2022 due primarily to increased operating lease income. Other non-interest income increased during 2022, primarily due to increased other operating income. Other non-interest income during 2021 was impacted by a decline in the fair value of equity securities during 2021.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense. The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Base salaries and wages	$95,604	$74,593	$60,622
Sales-based and incentive compensation	23,085	18,732	16,668
Employee benefit costs	16,249	13,654	11,091
Employee stock-based compensation	5,476	3,819	3,515
Deferred personnel costs	(4,517)	(4,975)	(3,695)
Payroll taxes and other employment costs	8,134	6,867	6,411
Salaries and employee benefit costs	$144,031	$112,690	$94,612
Full-time equivalent employees:
Actual at end of the period	1,478	1,267	1,188
Average during the period	1,411	1,245	1,003
Base salaries and wages increased for 2023 compared to 2022, driven by the additional salaries associated with the Limestone Merger, including $5.8 million in acquisition-related salary and employee benefit expenses related to the Limestone Merger in 2023. Base salaries and wages increased in 2022 compared to 2021, driven by the additional salaries associated with the acquisition of Vantage, and the Premier Merger. Base salaries and wages in 2021 were impacted by the Premier Merger and the NSL acquisition. During 2021, Peoples incurred $3.8 million of one-time expenses associated with acquisitions. Base salaries and wages were impacted by merit increases, as well as movement towards a $15 per hour minimum wage throughout Peoples’ organization. The $15 per hour minimum was phased in and fully implemented by January of 2023.

The increase in sales-based and incentive compensation for 2023 compared to 2022 was primarily due to the overall company performance measures used in calculating incentive awards and $1.3 million in Vantage-related sales-based and incentive compensation. Sales-based and incentive compensation increased in 2022 compared to 2021, largely due to sales incentives earned by Vantage employees. Peoples’ sales-based and incentive compensation plans are designed to grow core earnings while managing risk, while not encouraging unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans are designed to reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
The increase in employee benefit costs for 2023 compared to 2022 was due to increased medical and 401(k) costs with the addition of the Limestone employees. Employee benefit costs in 2022 increased compared to 2021 due to higher medical and 401(k) costs with the addition of the Premier and Vantage employees.
Employee stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, and an adjustment is made at the vesting date to reverse expense for non-vested awards. The majority of Peoples’ stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year. During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Employee stock-based compensation for 2023 increased when compared to 2022 due to additional employees primarily as a result of the Limestone Merger, as well as a full year with Vantage employees. Employee stock-based compensation increased for 2022 compared to 2021 due to employees added in the acquisition of Vantage and the Premier Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs in 2023 decreased compared to 2022, primarily due to a decrease in business loan origination volume. Higher deferred personnel costs in 2022 compared to 2021 was primarily due to an increase in loan origination volume. Additional information regarding Peoples’ loan activity can be found later in this discussion under the caption “Loans” within “FINANCIAL CONDITION.”
For 2023, payroll taxes and other employment costs increased compared to 2022, primarily due to the employees added from the Limestone Merger. Payroll taxes and other employee costs increased during 2022 compared to 2021, primarily due to recent mergers and acquisitions.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2023	2022	2021
Depreciation expense	$7,724	$7,015	$6,143
Repairs and maintenance costs	6,037	5,323	3,972
Net rent expense	2,780	2,974	1,723
Property taxes, utilities and other costs	4,827	4,204	3,080
Net occupancy and equipment expense	$21,368	$19,516	$14,918
For 2023, net occupancy and equipment expense increased when compared to 2022 due to the additional locations and equipment from the Limestone Merger. Net occupancy and equipment expense grew during 2022 when compared to 2021 due to the additional locations and equipment from recent mergers and acquisitions.
The following table details the other items included within Peoples’ total non-interest expense for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Data processing and software expense	$21,607	$14,241	$10,542
Professional fees	17,041	12,094	15,783
Amortization of other intangible assets	11,222	7,763	4,775
E-banking expense	7,150	9,231	8,885
Marketing expense	5,017	3,728	3,658
FDIC insurance expense	4,785	3,702	1,976
Franchise tax expense	3,540	3,487	3,357
Other loan expenses	2,859	2,735	2,001
Communication expense	2,834	2,484	1,657
Other non-interest expense	$25,033	$15,476	$21,573
Data processing and software expense includes software support, maintenance and depreciation expense. Data processing and software expense for 2023 increased relative to 2022, driven by (i) software upgrades, (ii) implementation of new systems, (iii) growth from the Limestone Merger, and (iv) $1.9 million in acquisition-related expenses related to the Limestone Merger. During 2022, data processing and software expense grew when compared to 2021 due to software upgrades and implementation of new systems, coupled with the increased size of Peoples’ organization.
Professional fees increased for 2023 when compared to 2022, primarily driven by a $3.7 million increase in acquisition-related expenses, due to increased expenses related to the Limestone Merger in 2023. Professional fees during 2022 decreased when compared 2021, primarily driven by acquisition-related expenses related to the Premier Merger which had been realized in 2021.
Amortization of other intangible assets increased for 2023 when compared to 2022 due to the increased intangible assets recognized as a result of the Limestone Merger. During 2022, amortization of other intangible assets increased when compared to 2021 due to the increased intangible assets recognized as a result of the recent mergers and acquisitions.
Peoples’ e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense decreased for 2023 when compared to 2022 due to decreased costs for Peoples’ online banking platform. E-banking expense increased for 2022 when compared to 2021 due to both core growth, and growth through mergers and acquisitions.
Marketing expense, which includes advertising, donations, marketing campaigns, and other public relations costs, for 2023 increased when compared to 2022, primarily driven by increased marketing related to the Limestone Merger, an increase in donations, and a full year of expenses from Vantage. Marketing expense was relatively flat for 2022, compared to 2021.
FDIC insurance premiums for 2023 increased when compared to 2022 due to organic and acquisitive growth, in addition to an increase in rates assessed by the FDIC. FDIC insurance expense increased during 2022 compared to 2021 due to organic and acquisitive growth. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Additional information regarding Peoples’ FDIC insurance assessments may be found in “ITEM 1 BUSINESS” of this Form 10-K in the section captioned “Supervision and Regulation.”
Peoples is subject to state franchise taxes, which are based largely on Peoples’ equity at year-end, in the states where Peoples has a physical presence. Franchise tax expense for 2023 when compared to 2022 was relatively flat. Franchise tax expense increased during 2022 versus 2021, driven by recent growth through acquisitions and organic means. Franchise tax expense also includes the Ohio Financial Institution Tax (“FIT”), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer’s gross receipts in Ohio.
Other loan expenses during 2023 increased when compared to 2022 primarily due to Limestone-related expenses and increases in business loan expenses and credit bureau expenses. During 2022, other loan expenses increased primarily due to higher indirect lending volume and increased collection expense driven by the Premier Merger.
Communications expense increased during 2023 when compared to 2022 and increased during 2022 when compared to 2021, in each case due to upgraded networking to certain branches (including new branches acquired in acquisitions and mergers) and increased costs compared to the prior period among certain vendors that provide communication services.
Other non-interest expense for 2023 increased when compared to 2022 primarily due to $2.8 million in additional acquisition-related expenses related to the Limestone Merger, a $2.4 million settlement charge in relation to the termination of the pension plan and $1.7 million in operating lease expense. Other non-interest expense decreased for 2022 when compared to 2021, which was primarily due to less acquisition-related expenses.
Income Tax Expense

A key driver for the amount of income tax expense or benefit recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, BOLI income, common share awards that settled or vested during the year, and investments in tax credit funds, which reduce Peoples’ effective tax rate. A reconciliation of Peoples’ recorded income tax expense/benefit and effective tax rate to the statutory tax rate can be found in “Note 13 Income Taxes.”
For the full year of 2023, income tax expense totaled $31.8 million, compared to $27.3 million in 2022, and $9.4 million in 2021, and the effective tax rate for 2023 was 21.9%, compared to 21.3% for 2022, and 16.5% for 2021. The 2023 increase in income tax expense when compared to 2022 was driven by higher pre-tax income. Income tax expense increased during 2022 when compared to 2021, which was driven by higher pre-tax income and a higher effective tax rate primarily due to apportionment in additional states due to recent acquisitions. Income tax expense for 2021 was impacted by an income tax benefit related to an adjustment from the prior period of $1.1 million.
Peoples also recorded a tax benefit of $128,000 in 2023, a tax benefit of $5,000 in 2022, and a tax expense of $74,000 in 2021 related to common share awards that settled or vested during the year, with the substantial majority recorded in the first quarter of each year.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue (“PPNR”) has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. PPNR excludes income tax expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This ratio represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and losses included in earnings.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples’ Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2023	2022	2021

Pre-Provision Net Revenue:
Income before income taxes	$145,126	$128,641	$56,970
Add: provision for credit losses	15,174	—	731
Add: net loss on OREO	1,623	138	—
Add: net loss on investment securities	3,700	61	862
Add: net loss on other assets	1,143	326	252
Add: net loss on other transactions	71	151	—
Less: recovery of credit losses	—	3,510	—
Less: net gain on OREO	—	—	56
Less: net gain on other transactions	—	—	897
Pre-provision net revenue	$166,837	$125,807	$57,862

Total average assets	$8,298,777	$7,094,707	$5,672,594

Pre-provision net revenue to total average assets	2.01%	1.77%	1.02%
Weighted-average common shares outstanding - diluted	32,760,808	27,999,602	21,959,883
Pre-provision net revenue per common share - diluted	$5.06	$4.48	$2.63
PPNR grew in 2023 when compared to 2022 mostly due to (i) the impact of the Limestone Merger in improving net interest income, (ii) increases in market interest rates, and (iii) higher non-interest income. During 2022, PPNR grew when compared to 2021 mostly due to (i) the impact of the Premier Merger and the Vantage and NSL acquisitions in improving net interest income, (ii) the increases in market interest rates, (iii) higher non-interest income, and (iv) lower acquisition-related expenses.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples’ recurring expense stream. This measure is a non-US GAAP financial measure since it excludes the impact of all COVID-19-related expenses, severance expenses, pension settlement charges, acquisition-related expenses, a Peoples Bank Foundation, Inc. contribution, and contract negotiation non-recurring expenses.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest expense reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2023	2022	2021

Core non-interest expense:
Total non-interest expense	$266,487	$207,147	$183,737
Less: COVID-19-related expenses	—	134	1,248
Less: severance expenses	—	—	79
Less: pension settlement charges	2,424	185	143
Less: acquisition-related expenses	16,970	3,016	21,423
Less: Peoples Bank Foundation, Inc. contribution	—	—	500
Less: contract negotiation expenses	—	—	1,248
Add: COVID-19 Employee Retention Credit	548	—	—
Core non-interest expense	$247,641	$203,812	$159,096
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2023	2022	2021

Efficiency ratio:
Total non-interest expense	$266,487	$207,147	$183,737
Less: amortization of other intangible assets	11,222	7,763	4,775
Adjusted total non-interest expense	255,265	199,384	178,962

Total non-interest income	87,413	78,836	68,885
Less: net loss on investment securities	(3,700)	(61)	(862)
Less: net (loss) gain on asset disposals and other transactions	(2,837)	(616)	493
Total non-interest income excluding net gains and losses	93,950	79,513	69,254

Net interest income	339,374	253,442	172,553
Add: fully-tax-equivalent adjustment (a)	1,703	1,644	1,349
Net interest income on a fully-tax equivalent basis	341,077	255,086	173,902

Adjusted revenue	$435,027	$334,599	$243,156

Efficiency ratio	58.68%	59.59%	73.60%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$247,641	$203,812	$159,096
Less: amortization of other intangible assets	11,222	7,763	4,775
Adjusted core non-interest expense	236,419	196,049	154,321

Core non-interest income excluding net gains and losses	93,950	79,513	69,254
Net interest income on a fully-tax-equivalent basis	341,077	255,086	173,902
Adjusted core revenue	$435,027	$334,599	$243,156

Efficiency ratio adjusted for non-core items	54.35%	58.59%	63.47%
(a)Based on 21% statutory federal corporate income tax rate.

The efficiency ratio and the efficiency ratio adjusted for non-core items for 2023 improved when compared to 2022, due to higher net interest income driven by the Limestone Merger, increases in market interest rates, and higher non-interest income. The efficiency ratio and the efficiency ratio adjusted for non-core items for 2022 improved when compared to 2021, due to higher net interest income driven by increases in market interest rates.
Managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. Peoples was positively impacted in 2023 and 2022 by the rising market interest rate environment and the related increase to net interest income; whereas, 2021 net interest income was negatively impacted by a lower market interest rate environment.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of net income reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2023	2022	2021

Net income adjusted for non-core items:
Net income	$113,363	$101,292	$47,555
Add: net loss on investment securities	3,700	61	862
Less: tax effect of net loss on investment securities (a)	777	13	181
Add: net loss on asset disposals and other transactions	2,837	616	—
Less: tax effect of net loss on asset disposals and other transactions (a)	596	129	—
Less: net gain on asset disposals and other transactions (a)	—	—	493
Add: tax effect of net gain on asset disposals and other transactions (a)	—	—	104
Add: acquisition-related expenses	16,970	3,016	21,423
Less: tax effect of acquisition-related expenses (a)	3,564	633	4,499
Add: severance expenses	—	—	79
Less: tax effect of severance expenses (a)	—	—	17
Add: pension settlement charges	2,424	185	143
Less: tax effect of pension settlement charges (a)	509	39	30
Add: COVID-19-related expenses	—	134	1,248
Less: tax effect of COVID-19-related expenses (a)	—	28	262
Add: Peoples Bank Foundation, Inc. contribution	—	—	500
Less: tax effect of Peoples Bank Foundation, Inc. contribution	—	—	105
Add: contract negotiation expenses	—	—	1,248
Less: tax effect of contract negotiation expenses	—	—	262
Net income adjusted for non-core items (after tax)	$133,848	$104,462	$67,313
Return on average assets:
Net income	$113,363	$101,292	$47,555
Total average assets	8,298,777	7,094,707	5,672,594
Return on average assets	1.37%	1.43%	0.84%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$133,848	$104,462	$67,313
Total average assets	8,298,777	7,094,707	5,672,594
Return on average assets adjusted for non-core items	1.61%	1.47%	1.19%
(a) Based on a 21% statutory federal corporate income tax rate.
The decrease in the return on average assets for 2023 compared to 2022 was attributable to a greater impact from non-core items, primarily due to (i) an increase in net acquisition-related expenses as a result of the Limestone Merger, (ii) higher net losses on investment securities and asset disposals and other transactions, and (iii) pension settlement charges of $2.4 million in relation to the termination of the pension plan. Return on average assets adjusted for non-core items for 2023 increased when compared to 2022 due to higher net interest income and non-interest income, which were driven by the Limestone Merger, and increases in market interest rates. The increase in the return on average assets for 2022 compared to 2021 was attributable to higher net interest income and non-interest income, which were driven by the recent acquisitions and mergers and increases in market interest rates.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total average stockholders’ equity and the return on average stockholders’ equity ratios reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2023	2022	2021
Net income excluding amortization of other intangible assets:
Net income	$113,363	$101,292	$47,555
Add: amortization of other intangible assets	11,222	7,763	4,775
Less: tax effect of amortization of other intangible assets (a)	2,357	1,630	1,003
Net income excluding amortization of other intangible assets	122,228	107,425	51,327
Average tangible equity:
Total average stockholders’ equity	$940,797	$797,984	$656,633
Less: average goodwill and other intangible assets	384,172	322,639	234,667
Average tangible equity	$556,625	$475,345	$421,966
Return on average stockholders’ equity ratio:
Net income	$113,363	$101,292	$47,555
Average stockholders’ equity	$940,797	$797,984	$656,633
Return on average stockholders’ equity	12.05%	12.69%	7.24%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$122,228	$107,425	$51,327
Average tangible equity	$556,625	$475,345	$421,966
Return on average tangible equity	21.96%	22.60%	12.16%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders’ equity and average tangible equity ratios were lower in 2023 relative to 2022, due to (i) the issuance of 6.8 million common shares as consideration in the Limestone Merger, (ii) an increase in acquisition-related expenses, and (iii) an increase in the provision for credit losses due to the initial provision for the non-PCD loans acquired from Limestone, partially offset by an increase in total net interest income driven by the recent increases in market interest rates and additional net interest income from Limestone following the Limestone Merger. At the same time, average tangible equity for 2023 was negatively impacted by the Limestone Merger, for which Peoples recorded additional goodwill and other intangible assets. Return on total average stockholders’ equity and average tangible equity ratios were higher in 2022 relative to 2021, due to higher total net interest income driven by the recent increases in market interest rates and loans and leases added in the Premier Merger and the acquisitions of Vantage and NSL, coupled with higher non-interest income. At the same time, average tangible equity for 2022 was negatively impacted by the Vantage acquisition, for which People did not issue any equity, and recorded additional goodwill and other intangible assets.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs. At December 31, 2023, excess cash reserves at the FRB were $309.8 million, compared to $33.1 million at December 31, 2022. The amount of excess cash reserves maintained is dependent upon Peoples’ daily liquidity position, which is driven primarily by changes in deposit and loan balances.

In 2023, Peoples’ total cash and cash equivalents increased $272.7 million, due to cash provided by financing activities of $262.0 million and cash provided by operating activities of $143.6 million, partially offset by cash used in investing activities of $132.9 million. Peoples’ investing activities reflected a net increase of $356.1 million in loans held for investment and $282.8 million in purchases of available-for-sale investment securities and held-to-maturity investment securities, which were more than offset by $434.1 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $201.4 million net increase in deposits, an increase of $41.0 million in short-term borrowings, a net increase of $74.9 million in long-term borrowings, as well as $51.8 million of cash dividends paid.
In 2022, Peoples’ total cash and cash equivalents decreased $261.7 million, due to cash used in investing activities of $414.2 million, partially offset by cash provided by operating activities and financing activities of $119.8 million and $32.7 million, respectively. Peoples’ investing activities reflected a net decrease of $58.1 million in loans held for investment and $452.9 million in purchases of available-for-sale investment securities and held-to-maturity investment securities, which were primarily offset by $237.8 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a $145.1 million net decrease in deposits and an increase of $328.6 million in short-term borrowings, as well as $42.4 million of cash dividends paid.
Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	Weighted average yield	2023	2022	2021
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	3.30%	$30,296	$152,422	$35,604
U.S. government sponsored agencies	2.97%	118,607	88,115	81,739
States and political subdivisions	2.74%	213,296	225,882	259,319
Residential mortgage-backed securities	2.44%	628,924	604,653	828,517
Commercial mortgage-backed securities	1.86%	51,234	50,049	63,519
Bank-issued trust preferred securities	3.70%	5,965	10,278	6,795
Total fair value		$1,048,322	$1,131,399	$1,275,493
Total amortized cost		$1,184,288	$1,300,719	$1,283,146
Net unrealized loss		$(135,966)	$(169,320)	$(7,653)

Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	5.29%	$188,475	$132,366	$36,431
States and political subdivisions (a)	2.94%	144,258	145,022	151,402
Residential mortgage-backed securities	3.44%	248,559	176,215	110,708
Commercial mortgage-backed securities	2.22%	102,365	106,609	75,588
Total amortized cost		$683,657	$560,212	$374,129

Other investment securities		$63,421	$51,609	$33,987

Total investment securities:
Amortized cost		$1,931,366	$1,912,540	$1,691,262
Carrying value		$1,795,400	$1,743,220	$1,683,609
(a)Amortized cost is presented net of the allowance for credit losses of $238 at December 31, 2023, $241 at December 31, 2022 and $286 at December 31, 2021.
At December 31, 2023, Peoples’ investment securities represented approximately 19.6% of total assets, compared to 24.2% at December 31, 2022. For 2023, total investment securities increased compared to the prior year, largely due to purchases of held-to-maturity securities, partially offset by available-for-sale securities sold, both of which were part of portfolio restructurings throughout 2023. During the first quarter of 2023, Peoples executed the sales of $96.7 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.6 million. Proceeds from the sales were used to pay down overnight borrowings. During the fourth quarter of 2023, Peoples executed the sales of an additional $36.5 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sales were used to purchase higher yielding agency investment securities. During 2022, total investment securities increased compared to the prior year, largely due to investments made in held-to-maturity securities, in an effort to deploy cash, improve investment yields and reduce risk, partially offset by the reduction in market value of available-for-sale securities driven by the increases in market interest rates during 2022. During 2021, Peoples acquired, in the Premier Merger, investment securities totaling $552.0 million and subsequently sold $395.2 million of available-for-sale securities. During 2021, Peoples acquired from Premier, and made investments into, tax-exempt securities, which are included in obligations of state and political subdivisions. The investments into these securities were made in an effort to reduce exposure to amortizing investment securities, while also maintaining an appropriate level of risk-adjusted yield.
Peoples designates certain securities as “held-to-maturity” at the time of their purchase if management determines Peoples would have the intent and ability to hold the purchased securities until maturity. The unrealized gain or loss related to held-to-maturity investment securities does not directly impact total stockholders’ equity, in contrast to the impact from the available-for-sale investment securities portfolio.
Additional information regarding Peoples’ investment portfolio can be found in “Note 3 Investment Securities.”
Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2023	2022	2021
Originated loans:
Construction	$279,335	$212,869	$137,437
Commercial real estate, other	1,209,204	919,531	861,610
Commercial real estate	1,488,539	1,132,400	999,047
Commercial and industrial	938,659	835,178	779,064
Premium finance	203,177	159,197	136,121
Leases	357,217	226,438	69,169
Residential real estate	418,570	384,262	350,595
Home equity lines of credit	148,155	132,093	104,176
Consumer, indirect	666,472	629,426	530,532
Consumer, direct	112,292	98,706	81,330
Consumer	778,764	728,132	611,862
Deposit account overdrafts	986	722	756
Total originated loans	$4,334,067	$3,598,422	$3,050,790
Acquired loans:
Construction	$84,684	$34,072	$72,795
Commercial real estate, other	987,753	503,987	688,471
Commercial real estate	1,072,437	538,059	761,266
Commercial and industrial	246,327	57,456	112,328
Premium finance	—	—	15
Leases	56,843	118,693	53,339
Residential real estate	372,525	339,098	421,123
Home equity lines of credit	60,520	45,765	59,417
Consumer, direct	16,477	9,657	23,322
Total acquired loans (a)	$1,825,129	$1,108,728	$1,430,810
Total loans	$6,159,196	$4,707,150	$4,481,600
Average total loans	5,590,453	4,574,237	3,709,159
Average allowance for credit losses	(57,391)	(55,233)	(56,038)
Average loans, net of average allowance for credit losses	$5,533,062	$4,519,004	$3,653,121

(Dollars in thousands)	2023	2022	2021
Percent of loans to total loans:
Construction	5.9%	5.2%	4.7%
Commercial real estate, other	35.7%	30.2%	34.7%
Commercial real estate	41.6%	35.4%	39.4%
Commercial and industrial	19.2%	19.0%	19.9%
Premium finance	3.3%	3.4%	3.0%
Leases	6.7%	7.3%	2.7%
Residential real estate	12.9%	15.4%	17.2%
Home equity lines of credit	3.4%	3.8%	3.7%
Consumer, indirect	10.8%	13.4%	11.8%
Consumer, direct	2.1%	2.3%	2.3%
Consumer	12.9%	15.7%	14.1%
Deposit account overdrafts (b)	NM	NM	NM
Total percentage	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$356,784	$392,364	$430,597
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals, and increase in lines of credit).
(b)NM=not meaningful.
As of December 31, 2023, total loans increased $1.5 billion, compared to at December 31, 2022, primarily due to the Limestone Merger. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance increased $472.2 million, or 10%, driven by increases of $203.6 million in other commercial real estate loans, $78.2 million in commercial and industrial loans, $68.9 million in leases, $44.0 million in premium finance loans, $37.9 million in construction loans, and $37.0 million in indirect consumer loans, respectively.
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

The following table details the maturities of Peoples’ loan portfolio at December 31, 2023:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total	% of Total
Construction:
Fixed	$5,488	$28,100	$10,154	$3,677	$47,419	13.0%
Variable	129,176	166,590	18,311	2,523	316,600	87.0%
Total	134,664	194,690	28,465	6,200	364,019	100.0%
Commercial real estate, other:
Fixed	68,743	474,639	400,452	48,870	992,704	45.2%
Variable	127,363	406,304	462,898	207,688	1,204,253	54.8%
Total	196,106	880,943	863,350	256,558	2,196,957	100.0%
Commercial and industrial:
Fixed	188,236	167,872	117,718	391	474,217	40.0%
Variable	223,166	165,969	310,129	11,505	710,769	60.0%
Total	411,402	333,841	427,847	11,896	1,184,986	100.0%
Premium finance:
Fixed	203,177	—	—	—	203,177	100.0%
Leases:
Fixed	89,117	309,810	15,133	—	414,060	100.0%
Residential real estate:
Fixed	51,407	19,200	153,777	311,203	535,587	67.7%
Variable	8,182	7,288	72,733	167,305	255,508	32.3%
Total	59,589	26,488	226,510	478,508	791,095	100.0%
Home equity lines of credit:
Fixed	37	231	1,397	207	1,872	0.9%
Variable	7,159	31,239	159,186	9,219	206,803	99.1%
Total	7,196	31,470	160,583	9,426	208,675	100.0%
Consumer, indirect:
Fixed	4,416	333,965	328,091	—	666,472	100.0%
Consumer, direct:
Fixed	20,566	66,082	35,652	72	122,372	95.0%
Variable	1,477	2,941	1,876	103	6,397	5.0%
Total	22,043	69,023	37,528	175	128,769	100.0%
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
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples’ loan portfolio.
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2023:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Exposure
Construction:
Apartment complexes	$202,217	$228,038	$430,255	61.7%
Land development	40,508	17,150	57,658	8.3%
Land only	31,538	2,808	34,346	4.9%
Retail	23,643	5,012	28,655	4.1%
Lodging and lodging related	3,677	16,456	20,133	2.9%
Industrial	10,108	7,002	17,110	2.5%
Student housing	7,022	7,978	15,000	2.2%
Other (a)	45,306	48,998	94,304	13.4%
Construction	$364,019	$333,442	$697,461	100.0%
Commercial real estate, other:
Apartment complexes	307,060	4,565	311,625	13.7%
Retail facilities:
Owner occupied	59,082	1,525	60,607	2.7%
Non-owner occupied	220,188	897	221,085	9.7%
Total retail	279,270	2,422	281,692	12.4%
Light industrial facilities:
Owner occupied	143,460	2,721	146,181	6.4%
Non-owner occupied	97,386	5,496	102,882	4.5%
Total light industrial facilities	240,846	8,217	249,063	10.9%
Office buildings and complexes:
Owner occupied	85,004	3,616	88,620	3.9%
Non-owner occupied	135,423	7,011	142,434	6.3%
Total office buildings and complexes	220,427	10,627	231,054	10.2%
Lodging and lodging related:
Owner occupied	25,524	1,902	27,426	1.2%
Non-owner occupied	136,854	1	136,855	6.0%
Total lodging and lodging related	162,378	1,903	164,281	7.2%
Assisted living facilities and nursing homes	130,907	6,412	137,319	6.0%
Warehouse facilities:
Owner occupied	47,818	679	48,497	2.1%
Non-owner occupied	44,041	494	44,535	2.0%
Total warehouse facilities	91,859	1,173	93,032	4.1%
Restaurant/bar facilities:
Owner occupied	42,142	89	42,231	1.9%
Non-owner occupied	35,954	—	35,954	1.6%
Total restaurant/bar facilities	78,096	89	78,185	3.5%
Healthcare:
Owner occupied	23,643	221	23,864	1.1%
Non-owner occupied	25,668	769	26,437	1.2%
Total healthcare facilities	49,311	990	50,301	2.3%
Education services:
Owner occupied	16,519	—	16,519	0.7%
Non-owner occupied	29,983	4,000	33,983	1.5%
Total education services	46,502	4,000	50,502	2.2%
Mixed commercial use facilities:
Owner occupied	22,655	1,227	23,882	1.1%
Non-owner occupied	24,090	1,636	25,726	1.1%
Total mixed commercial use facilities	46,745	2,863	49,608	2.2%
Other (a)	543,556	31,032	574,588	25.3%
Commercial real estate, other	$2,196,957	$74,293	$2,271,250	100.0%

(a)All other total exposures by industry are less than 2% of the Total Exposure.

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both December 31, 2023 and December 31, 2022.
Additional information regarding Peoples’ loan portfolio can be found in “Note 4 Loans and Leases.”
Allowance for Credit Losses
The amount of the allowance for credit losses at the end of each period represents management’s estimate of expected credit losses from existing loans based upon its formal quarterly analysis of the loan portfolio described in the “Critical Accounting Policies” section of this discussion. While this process involves making allocations to specific loans and pools of loans, the entire allowance is available for all losses incurred within the loan portfolio.
The following details management’s allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2023	2022	2021
Construction	$699	$1,250	$2,999
Commercial real estate	20,915	17,710	29,147
Commercial and industrial	10,490	8,229	11,063
Premium finance	484	344	379
Leases	10,850	8,495	4,797
Residential real estate	5,937	6,357	7,233
Home equity lines of credit	1,588	1,693	2,005
Consumer, indirect	8,590	7,448	5,326
Consumer, direct	2,343	1,575	961
Deposit account overdrafts	115	61	57
Allowance for credit losses	$62,011	$53,162	$63,967
As a percent of total loans	1.01%	1.13%	1.43%
The increase in the allowance balance at December 31, 2023 when compared to at December 31, 2022 was driven by (i) the additional allowance related to the loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of the reserves on individually analyzed loans and the use of updated loss drivers.
The decline in the allowance balance at December 31, 2022 when compared to at December 31, 2021 was driven by decreases in the allowances for individually analyzed loans, as well as changes in qualitative factors period-over-period and the use of updated prepayment speeds. Those decreases were partially offset by loan growth and deterioration in the economic forecast. Peoples recorded $0.8 million of provision for credit losses to establish the allowance for credit losses for non-PCD leases acquired from Vantage. The allowance for credit losses as a percent of total loans at December 31, 2022 decreased compared to at December 31, 2021, which was mostly due to the composition of Peoples’ loan and lease portfolio as well as the aforementioned reduction in the allowance for credit losses.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 1 Summary of Significant Accounting Policies” and “Note 4 Loans and Leases.”
The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Allowance for credit losses, January 1	$53,162	$63,967	$50,359
Gross charge-offs:
Construction	9	16	—
Commercial real estate, other	614	489	387
Commercial and industrial	851	943	1,057
Premium finance	122	124	45
Leases	3,997	2,585	1,434
Residential real estate	170	668	385
Home equity lines of credit	110	88	197
Consumer, indirect	4,030	2,233	1,756
Consumer, direct	416	363	152
Consumer	4,446	2,596	1,908
Deposit account overdrafts	1,161	1,246	575
Total gross charge-offs	11,480	8,755	5,988
Recoveries:
Commercial real estate, other	965	297	204
Commercial and industrial	552	49	26
Premium finance	24	13	—
Leases	362	420	339
Residential real estate	192	84	143
Home equity lines of credit	1	45	41
Consumer, indirect	487	328	253
Consumer, direct	73	47	112
Consumer	560	375	365
Deposit account overdrafts	277	200	177
Total recoveries	2,933	1,483	1,295
Net charge-offs (recoveries):
Construction	9	16	—
Commercial real estate, other	(351)	192	183
Commercial and industrial	299	894	1,031
Premium finance	98	111	45
Leases	3,635	2,165	1,095
Residential real estate	(22)	584	242
Home equity lines of credit	109	43	156
Consumer, indirect	3,543	1,905	1,503
Consumer, direct	343	316	40
Consumer	3,886	2,221	1,543
Deposit account overdrafts	884	1,046	398
Total net charge-offs	$8,547	$7,272	$4,693
Provision for (recovery of) credit losses, December 31 (a)	15,345	(2,904)	731
Initial allowance for PCD assets	$2,051	$(629)	$17,570
Allowance for credit losses, December 31	$62,011	$53,162	$63,967
Net charge-offs (recoveries) as a percent of average total loans:
Construction	—%	—%	—%
Commercial real estate, other	(0.01)%	0.01%	—%
Commercial and industrial	0.01%	0.02%	0.03%
Premium finance	—%	—%	—%
Leases	0.06%	0.05%	0.03%
Residential real estate	—%	0.01%	0.01%
Home equity lines of credit	—%	—%	—%
Consumer, indirect	0.06%	0.04%	0.05%
Consumer, direct	0.01%	0.01%	—%
Consumer	0.07%	0.05%	0.05%
Deposit account overdrafts	0.02%	0.02%	0.01%
Total	0.15%	0.16%	0.13%

(a)Amount does not include the provision for unfunded commitment liability.

Net charge-offs as a percent of average total loans for 2023 decreased to 0.15% compared to 0.16% at 2022. The decrease was due to (i) an increase in average loan balances, primarily driven by the loans acquired in the Limestone Merger, (ii) decreases in net charge-offs of residential real estate loan balances and commercial and industrial loan balances, and (iii) net recoveries in 2023 compared to net charge-offs in 2022 of other commercial real estate loan balances, mostly offset by increases in net charge-offs related to total consumer loan balances and lease balances.
During 2022, net charge-offs as a percent of average total loans increased to 0.16%, compared to 0.13% for 2021. The increase was due to increases in net charge-offs related to (i) lease balances, (ii) total consumer loan balances, and (iii) deposit account overdraft balances.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2023	2022	2021
Loans 90+ days past due and accruing:
Construction	$—	$—	$90
Commercial real estate, other	78	167	689
Commercial and industrial	316	130	1,139
Premium finance	1,355	504	865
Leases	3,826	3,041	—
Residential real estate	877	917	805
Home equity lines of credit	171	58	50
Consumer, indirect	68	—	—
Consumer, direct	25	25	85
Consumer	93	25	85
Total loans 90+ days past due and accruing	6,716	4,842	3,723
Nonaccrual loans:
Construction	—	12	6
Commercial real estate, other	2,816	12,121	17,067
Commercial and industrial	2,758	3,462	3,572
Leases	8,436	3,178	1,581
Residential real estate	7,921	9,496	9,647
Home equity lines of credit	1,022	820	1,039
Consumer, indirect	2,412	2,176	1,574
Consumer, direct	112	208	279
Consumer	2,524	2,384	1,853
Total nonaccrual loans	25,477	31,473	34,765
Total nonperforming loans (“NPLs”)	32,193	36,315	38,488
OREO:
Commercial	7,118	8,730	9,105
Residential	56	165	391
Total OREO	7,174	8,895	9,496
Total nonperforming assets (“NPAs”)	$39,367	$45,210	$47,984
Criticized loans (a)	$235,239	$191,355	$194,016
Classified loans (b)	120,027	89,604	106,547
Asset Quality Ratios:
Nonaccrual loans as a percent of total loans (c)	0.41%	0.67%	0.78%
NPLs as a percent of total loans (c)(d)	0.52%	0.77%	0.86%
NPAs as a percent of total assets (c)(d)	0.43%	0.63%	0.68%
NPAs as a percent of total loans and OREO (c)(d)	0.64%	0.96%	1.07%
Allowance for credit losses as a percent of nonaccrual loans (c)	245.79%	168.91%	184.00%
Allowance for credit losses as a percent of NPLs (c)(d)	194.38%	146.39%	166.20%
Criticized loans as a percent of total loans (a)(c)	3.82%	4.07%	4.33%
Classified loans as a percent of total loans (b)(c)	1.95%	1.90%	2.38%
(a)Includes loans categorized as special mention, substandard or doubtful.
(b)Includes loans categorized as substandard or doubtful.
(c)Data presented as of the end of the year indicated.
(d)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Peoples’ NPAs decreased to 0.43% of total assets at December 31, 2023, compared to 0.63% of total assets at December 31, 2022. Loans 90+ days past due and accruing increased compared to at December 31, 2022, primarily due to the loans acquired in the Limestone Merger and an increase in leases and premium finance loans 90+ days past due and accruing. During 2023, both criticized and classified loans increased when compared to 2022, primarily due to criticized and classified loans acquired in the Limestone Merger.
Nonperforming assets decreased to 0.63% of total assets at December 31, 2022 compared to 0.68% of total assets at December 31, 2021. Loans 90+ days past due and accruing increased compared to at December 31, 2021, mostly due to the leases acquired in the

Vantage acquisition. During 2022, both criticized and classified loans declined when compared to 2021. The decrease at December 31, 2022 in the amount of criticized loans when compared to at December 31, 2021 was largely due to a reduction in the criticized loans acquired in the Premier Merger. The decrease in classified loans when compared to December 31, 2021 was largely attributable to pay-offs and upgrades of classified loans acquired in the Premier Merger.
The majority of Peoples’ nonaccrual commercial real estate loans consists primarily of owner occupied commercial properties. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management’s estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower’s financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples’ net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $0.8 million for 2023, $1.7 million for 2022 and $1.3 million for 2021. No portion of these amounts was recorded during 2023, 2022 or 2021.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2023, based on all significant information currently available. Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 4 Loans and Leases.”
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2023	2022	2021
Non-interest-bearing deposits (a)	$1,567,649	$1,589,402	$1,641,422
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,144,357	1,160,182	1,167,460
Savings accounts	919,244	1,068,547	1,036,738
Retail CDs	1,443,417	530,236	643,759
Money market deposit accounts	775,488	617,029	651,169
Governmental deposit accounts	726,713	625,965	617,259
Brokered deposits	575,429	125,580	104,745
Total interest-bearing deposits	5,584,648	4,127,539	4,221,130
Total deposits	$7,152,297	$5,716,941	$5,862,552
(a) The sum of amounts presented are considered total demand deposits.
The increase in total deposits between December 31, 2023 and December 31, 2022 was primarily due to deposits acquired in the Limestone Merger. Excluding Limestone deposit balances, total deposits at December 31, 2023 increased $615.3 million, or 11%, compared to at December 31, 2022, primarily due to increases of $785.6 million in retail certificates of deposit (“CDs”) and $449.8 million in brokered deposits, partially offset by decreases of $226.8 million, $223.3 million, and $193.7 million, in non-interest bearing deposits, savings accounts, and interest-bearing demand deposit accounts, respectively. Total demand deposits comprised 38% and 48% of total deposits at December 31, 2023 and December 31, 2022, respectively.
The decrease in total deposits between December 31, 2022 and December 31, 2021 was due to decreases in both interest-bearing and non-interest-bearing deposits. The variance was driven by decreases of (i) $113.5 million in retail CDs, (ii) $52.0 million in total non-interest-bearing deposit accounts and (iii) $34.1 million in money market deposit accounts, partially offset by increases of $31.8 million in savings account deposits and $20.8 million in brokered deposits. Total demand deposits comprised 48% of total deposits at each of December 31, 2022 and December 31, 2021.
As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month SOFR, which offsets the rate on the brokered deposits. As of December 31, 2023, Peoples had eleven effective interest rate swaps, with an aggregate notional value of $105.0 million, which were designated as cash flow hedges of brokered deposits, and are expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Peoples’ governmental deposit accounts represent savings and interest-bearing transaction accounts from state and local governmental entities. These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements. Peoples normally experiences an increase in balances annually during the first and third quarters, corresponding with tax collections, with declines normally in the second and fourth quarters of each year, corresponding with expenditures by the governmental entities. Peoples continues to emphasize growth of low-cost deposits that do not require Peoples to pledge assets as collateral, which is required in the case of governmental deposit accounts.
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2023	2022	2021
3 months or less	$135,806	$54,471	$71,374
Over 3 to 6 months	239,057	39,031	74,529
Over 6 to 12 months	353,433	58,342	83,094
Over 12 months	86,489	110,972	90,864
Total	$814,785	$262,816	$319,861
Additional information regarding Peoples’ deposits can be found in “Note 8 Deposits.”
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2023	2022	2021
Short-term borrowings:
FHLB overnight borrowings	$369,000	$400,000	$—
FHLB 90-day advances	—	—	40,000
Current portion of long-term FHLB advances	—	—	15,000
Repurchase agreements	99,121	100,138	111,482
Bank Term Funding Program (“BTFP”)	133,000	—	—
Total short-term borrowings	601,121	500,138	166,482
Long-term borrowings:
FHLB advances	112,865	34,158	85,825
Vantage non-recourse debt	49,572	53,147	—
Other long-term borrowings	53,804	13,788	13,650
Total long-term borrowings	216,241	101,093	99,475
Total borrowed funds	$817,362	$601,231	$265,957
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Peoples continually evaluates its overall balance sheet position given the interest rate environment and liquidity needs. Total borrowed funds increased at December 31, 2023 compared to at December 31, 2022 due to the addition of $133.0 million of BTFP borrowings at December 31, 2023, an increase in FHLB long-term advances, and an increase in other long-term borrowings assumed in the Limestone Merger. Peoples’ borrowed funds increased at December 31, 2022 compared to at December 31, 2021 due to FHLB overnight borrowings of $400.0 million at December 31, 2022.
On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement with U.S. Bank National Association, the term of which has been extended to March 31, 2024 through an amendment in March 2023. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million.
Additional information regarding Peoples’ borrowed funds can be found in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings.”
Capital/Stockholders’ Equity
Peoples’ total stockholders’ equity at December 31, 2023 increased 34% when compared to at December 31, 2022, which was due to (i) 6.8 million common shares (valued at $177.9 million) issued in the Limestone Merger, (ii) net income of $113.4 million for 2023, and (iii) a decrease in other comprehensive loss of $25.5 million, partially offset by dividends paid of $52.1 million and share repurchases of $3.0 million. The decrease in other comprehensive loss was the result of changes in the fair market value of available-for-sale investment securities, which were driven by changes in market interest rates. At December 31, 2023, capital levels for both

Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered “well capitalized” under banking regulations. These higher capital levels reflect Peoples’ desire to maintain a strong capital position.
During 2022, total stockholders’ equity decreased 7% when compared to 2021 due to (i) an other comprehensive loss of $115.5 million, (ii) dividends paid of $42.4 million and (iii) common share repurchases of $7.4 million, partially offset by net income of $101.3 million for 2022. The other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were driven by changes in market interest rates.
On January 1, 2020, Peoples recorded a one-time transition adjustment to reduce retained earnings by $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for PCD loans, the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes. Peoples elected to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which was applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 was excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in (i.e., 2023), 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, were excluded from regulatory capital, while 50% and 25% of these amounts will be excluded in years four and five, respectively, under this phase-in period.
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least a capital conservation buffer of 2.50%. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 5.38% at December 31, 2023, 5.06% at December 31, 2022 and 6.06% at December 31, 2021. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2023.
The following table details Peoples’ actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2023	2022	2021
Capital Amounts:
Common equity tier 1	$766,691	$604,566	$577,565
Tier 1	820,495	618,354	591,215
Total (tier 1 and tier 2)	873,225	662,421	648,948
Net risk-weighted assets	$6,524,577	$5,071,240	$4,614,259
Capital Ratios:
Common equity tier 1	11.75%	11.92%	12.52%
Tier 1	12.58%	12.19%	12.81%
Total (tier 1 and tier 2)	13.38%	13.06%	14.06%
Tier 1 leverage ratio	9.57%	8.92%	8.67%
In addition to traditional capital measurements, management uses tangible capital measures to evaluate the adequacy of Peoples’ total stockholders’ equity. Such financial measures represent non-US GAAP financial information since they exclude the impact of goodwill and other intangible assets acquired through acquisitions on the Consolidated Balance Sheets. Peoples’ management believes this information is useful to investors since it facilitates the comparison of Peoples’ operating performance, financial condition and trends to peers, especially those without a level of intangible assets similar to that of Peoples. Further, intangible assets generally are difficult to convert into cash, especially during a financial crisis, and could decrease substantially in value should there be deterioration in the overall franchise value. As a result, tangible equity represents a conservative measure of the capacity for Peoples to incur losses but remain solvent.

The following table reconciles the calculation of the identified non-US GAAP financial measures to amounts reported in Peoples’ Consolidated Financial Statements at December 31:

(Dollars in thousands)	2023	2022	2021
Tangible equity:
Total stockholders’ equity	$1,053,534	$785,328	$845,025
Less: goodwill and other intangible assets	412,172	326,329	291,009
Tangible equity	$641,362	$458,999	$554,016

Tangible assets:
Total assets	$9,157,382	$7,207,304	$7,063,521
Less: goodwill and other intangible assets	412,172	326,329	291,009
Tangible assets	$8,745,210	$6,880,975	$6,772,512

Tangible book value per common share:
Tangible equity	$641,362	$458,999	$554,016
Common shares outstanding	35,314,745	28,287,837	28,297,771

Tangible book value per common share	$18.16	$16.23	$19.58

Tangible equity to tangible assets ratio:
Tangible equity	$641,362	$458,999	$554,016
Tangible assets	$8,745,210	$6,880,975	$6,772,512

Tangible equity to tangible assets	7.33%	6.67%	8.18%
The increase in tangible book value per common share at December 31, 2023 from at December 31, 2022 was due to tangible equity increasing as a result of common shares issued throughout 2023, including shares issued due to the Limestone Merger, a decrease in other comprehensive losses recognized on available-for-sale investment securities, which was driven by changes in market interest rates, and net income for 2023.
The decline in tangible book value per common share at December 31, 2022 from December 31, 2021 was due to tangible equity declining as a result of other comprehensive losses recognized on available-for-sale investment securities, which were driven by changes in market interest rates.
Future Outlook
Peoples improved its performance for the second consecutive year during 2023, recording record annual net income despite the challenges that were presented to the banking industry due to the bank failures in 2023. In 2024, Peoples expects net interest income to benefit from the full year impact of the Limestone Merger, but to also be impacted by the projected market interest rate reductions in 2024.
For 2024, Peoples expects net interest margin to be between 4.10% and 4.30% for the full year, which is based on between 75 to 150 basis points of reductions in the Federal Funds effective rate. These projections will vary depending on the timing and magnitude of the anticipated rate cuts and the level of competition for deposits.
Peoples projects growth in total non-interest income, excluding net gains and losses, to be in the high single-digits to low double-digits in 2024 compared to 2023. Total non-interest expenses, excluding acquisition-related expenses, are expected to be between $67 million and $69 million for the second, third and fourth quarters of 2024, with the first quarter of 2024 being higher due to annual expenses typically recognized during the first quarter of each year. The efficiency ratio is projected to be between 55% and 60% for 2024.
Peoples will continue to place importance on loan growth. Peoples anticipates that the annual loan growth for 2024, compared to 2023, will be between 6% and 8%. With the anticipated loan growth and return of net charge-offs to pre-pandemic levels, there is an expectation of an increase in the provision for credit losses during 2024 with a charge-off rate of approximately 20 basis points. The balance sheet mix of Peoples will be continually evaluated in an effort to mitigate exposure risk during 2024.
Total deposit balances are expected to grow by approximately 2% in 2024. Peoples expects continued growth despite increased competition in its markets plus additional upward pressure on rates paid. Throughout 2023, deposits balances increased primarily due to the Limestone Merger, as well as promotional efforts throughout the second half of the year.

Management believes Peoples is in position to maintain strong asset quality metrics and continued growth into 2024. Peoples came through 2023 with positive financial results despite the challenging economic environment and believes it will continue this trend into 2024.
For more information regarding risks and uncertainties that could impact the projections described above, please refer to “ITEM 1A RISK FACTORS” of this Form 10-K.
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
Interest Rate Risk
Interest rate risk (“IRR”) is one of the most significant risks arising in the normal course of business of financial services companies like Peoples. IRR is the potential for economic loss due to future interest rate changes that can impact the earnings stream, as well as market values, of financial assets and financial liabilities. Peoples’ exposure to IRR is due primarily to differences in the maturity or repricing of earning assets and interest-bearing liabilities. In addition, other factors, such as prepayments of loans and investment securities, or early withdrawal of deposits, can affect Peoples’ exposure to IRR and increase interest costs or reduce revenue streams.
Peoples has assigned overall management of IRR to the ALCO, which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR. The objective of Peoples’ IRR management policy is to assist the ALCO in its evaluation of the impact of changing interest rate conditions on earnings and the economic value of equity, as well as assist with the implementation of strategies intended to reduce Peoples’ IRR. The management of IRR involves either maintaining or changing the level of risk exposure by changing the repricing and maturity characteristics of the cash flows for specific assets or liabilities. Additional oversight of Peoples’ IRR is provided by the Board of Directors of Peoples Bank, which reviews and approves Peoples’ IRR management policy at least annually.
The ALCO uses various methods to assess and monitor the current level of Peoples’ IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed for the year ended December 31, 2022.
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
The ALCO has established limits on changes in the twelve-month net interest income forecast and the economic value of equity from the base case. The ALCO may establish risk tolerances for other parallel and non-parallel rate movements, as deemed necessary. The following table details the current policy limits used to manage the level of Peoples’ IRR:

Immediate and Sustained Shift in Interest Rates	Net Interest Income	Economic Value of Equity
+ / - 100 basis points	-5%	-10%
+ / - 200 basis points	-10%	-15%
+ / - 300 basis points	-15%	-20%
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
300	15,063	4.6%	13,000	4.4%	(157,625)	(9.4)%	(82,959)	(5.4)%
200	10,282	3.1%	8,716	3.0%	(107,620)	(6.4)%	(55,809)	(3.6)%
100	5,468	1.7%	4,380	1.5%	(53,585)	(3.2)%	(28,157)	(1.8)%
(100)	(7,427)	(2.3)%	(11,404)	(3.9)%	31,722	1.9%	(21,124)	(1.4)%
(200)	(15,446)	(4.7)%	(27,659)	(9.4)%	46,537	2.8%	(80,484)	(5.2)%
(300)	(16,822)	(5.1)%	(43,728)	(14.8)%	47,198	2.8%	(152,152)	(9.8)%
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
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. At December 31, 2023, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2023, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples’ variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, remain constant, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, rise. Increased asset yields would not be offset by increases in deposit or funding costs, resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2023, the bear steepener scenario resulted in an increase in net interest income of 0.90% and a decrease in economic value of equity of 1.00%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples’ variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and higher net interest margin. At December 31, 2023, the bear flattener scenario resulted in an increase in net interest income of 2.00%% and an increase in economic value of equity of 0.50%
During 2023, Peoples’ Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income, while in 2024, Peoples is positioned to see slight declines in net interest income in a projected falling interest rate environment. The table above illustrates this point as net interest income increases in the rising rate scenarios and decreases in the falling rate scenarios.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2023, Peoples had eleven interest rate swap contracts, with an aggregate notional value of $105.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”
An asset/liability model used to produce the analysis above requires assumptions to be made such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits. These business assumptions are based on business plans, economic and market trends, and available industry data. Management believes that its methodology for developing such assumptions is reasonable; however, there can be no assurance that modeled results will be achieved or are indicative of future results. The asset/liability model along with key modeling assumptions are subjected to a third-party review annually for effectiveness and regulatory compliance.
Liquidity
In addition to IRR management, another major objective of the ALCO is to ensure sufficient levels of liquidity are maintained. The ALCO defines liquidity as the ability to meet anticipated and unanticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on profitability.
A primary source of liquidity for Peoples is deposits. Liquidity is also provided by cash generated from earning assets such as loans and investment securities. Peoples also uses various wholesale funding sources to supplement funding from customer deposits. These external sources provide Peoples with the ability to obtain large quantities of funds in a relatively short time period in the event of sudden unanticipated cash needs. However, an over-utilization of external funding sources can expose Peoples to greater liquidity risk, as these external sources may not be accessible during times of market stress. Additionally, Peoples may be exposed to the risk associated with providing excess collateral to external funding providers, commonly referred to as counterparty risk. As a result, the ALCO’s liquidity management policy sets limits on the net liquidity position and the concentration of non-core funding sources, which includes wholesale funding and brokered deposits.
In addition to external sources of funding, Peoples considers certain types of deposits to be less stable or “volatile funding.” These deposits include special money market products, large CDs and public funds. Peoples has established volatility factors for these various deposit products, and the liquidity management policy establishes a limit on the total level of volatile funding. Additionally, Peoples measures the maturities of external sources of funding for periods of one month, three months, six months and twelve months, and has established policy limits for the amounts maturing in each of these periods. The purpose of these limits is to minimize exposure to what is commonly termed rollover risk.
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB), and the market value of unpledged U.S. government and agency securities. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. At December 31, 2023, Peoples maintained liquid assets of $457.1 million, representing 4.5% of total assets plus unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. At December 31, 2023, Peoples maintained liquefiable assets of $616.6 million, representing 6.0% of total assets plus unfunded loan commitments.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. At December 31, 2023, Peoples had a ratio of 3.36 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. At December 31, 2023, Peoples had a ratio of 3.85 times, which was within policy limits.
Peoples maintains multiple contingent sources of liquidity including secured wholesale funding lines and unsecured brokered deposit networks. Peoples’ primary sources of secured wholesale funding are the FHLB of Cincinnati and the FRB. As of December 31, 2023, Peoples had unused collateral-based borrowing capacities of $322.2 million and $318.7 million, respectively, available with the FHLB of Cincinnati and the FRB. Together, these unused borrowing capacities represent 6.3% of total assets and unfunded loan commitments. Additionally, Peoples had $150.9 million of unpledged loan collateral eligible to secure additional borrowing capacity with the FRB as of December 31, 2023.
Disruptions in the sources and uses of cash can occur which can drastically alter the actual cash flows and negatively impact Peoples’ ability to access internal and external sources of cash. Such disruptions might occur due to increased withdrawals of deposits, increases in the funding required for loan commitments, a decrease in the ability to access external funding sources and other factors that would increase the need for funding and limit Peoples’ ability to access needed funds. As a result, Peoples maintains a liquidity contingency funding plan (“LCFP”) that considers various degrees of disruptions and develops action plans around these scenarios.
Peoples’ LCFP identifies scenarios where funding disruptions might occur and creates scenarios of varying degrees of severity. The disruptions considered include an increase in funding of unfunded loan commitments, unanticipated withdrawals of deposits, decreases in the renewal of maturing CDs, and reductions in cash earnings. Additionally, the LCFP creates stress scenarios where access to external funding sources, or contingency funding, is suddenly limited, which includes a significant increase in the margin requirements where securities or loans are pledged, limited access to funding from other banks and limited access to funding from the FHLB of Cincinnati and the FRB. Peoples’ LCFP scenarios include a base scenario, a mild stress scenario, a moderate stress scenario and a severe stress scenario. Each of these is defined as to the related severity and action plans are developed around each.
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank’s business operations. The LCFP contains various indicators, termed key risk indicators (“KRIs”), that are monitored on a monthly basis, at a minimum. The KRIs include both internal and external indicators and include loan delinquency levels, criticized and classified loan levels, the ratios of non-performing loans to loans and to total assets, the total loan to total deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss and negative media concerning Peoples, irrational competitor pricing that persists, and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRIs under base, mild, moderate and severe scenarios.
The LCFP is reviewed and updated at least on an annual basis by the ALCO and Peoples Bank’s Board of Directors. Additionally, testing of the LCFP is required on an annual basis. Various stress scenarios and the related actions are simulated according to the LCFP. The results are reviewed and discussed and changes or revisions are made to the LCFP accordingly. Additionally, the LCFP is subjected to a third-party review annually for effectiveness and regulatory compliance.
Starting at March 31, 2020, there was an increase in deposit balances due to the influx of funds from fiscal stimulus, the PPP and other government actions that persisted throughout 2021. During 2022, deposit balances declined due to customers returning to pre-COVID-19 pandemic balances as well as rising market interest rates due to high levels of inflation. During 2023, the Federal Reserve continued a historically aggressive rate-hiking campaign, leading to higher interest rates. As a result, competition for deposits increased. Peoples responded to the increased competition by offering various CD special rates to retain current clients and attract new clients.
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
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements.

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
Peoples continues to lease certain facilities and equipment under noncancellable operating leases with terms providing for fixed monthly payments over periods generally ranging from two to 25 years. Several of Peoples’ leased facilities are inside retail shopping centers or office buildings and, as a result, are not available for purchase. Management believes these leased facilities increase Peoples’ visibility within its markets and afford sales associates additional access to current and potential clients.
For certain acquisitions, often those involving insurance businesses and wealth management books of business, a portion of the consideration is contingent upon revenue metrics being achieved. US GAAP requires that the amounts be recorded upon acquisition based on the best estimate of the future amounts to be paid at the time of acquisition. Any subsequent adjustment to the estimate is recorded in net income. Based on the acquisitions completed to date, management does not expect contingent consideration to have a material impact on Peoples’ future performance.

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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the section captioned “Interest Rate Sensitivity and Liquidity” under “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K, which is incorporated herein by reference.
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and accompanying notes, and the report of independent registered public accounting firm, are set forth immediately following “ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS” of this Form 10-K.
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 81 of this Form 10-K.
Ernst & Young LLP (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited Peoples’ consolidated financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2023. The report, which expresses the opinion that Peoples’ management has maintained effective internal control over financial reporting as of December 31, 2023, is included in the “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

ITEM 9B OTHER INFORMATION
(a)    None.
(b)    During the three months ended December 31, 2023, no director of Peoples and no officer of Peoples (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
With the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, Peoples’ management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2023, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, Peoples’ management has concluded that Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2023.
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
Peoples’ management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2023, and, based on this assessment, has concluded Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of that date.
Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an audit report on Peoples’ internal control over financial reporting.

By: /s/	CHARLES W. SULERZYSKI	By: /s/	KATIE BAILEY
	Charles W. Sulerzyski		Katie Bailey
	President and Chief Executive Officer		Executive Vice President,
Chief Financial Officer and Treasurer
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
As discussed in Note 1 and Note 4 of the financial statements, management estimates the allowance for credit losses (ACL) based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, the Company uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis, and a discounted cash flow methodology in determining an ACL for each loan segment. Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan segments to reflect the impact these factors may have on expected losses in the loan portfolio. These include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks. The Company’s loan and lease portfolio totaled $6.16 billion as of December 31, 2023, and the associated ACL was $62.0 million.
Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the judgment required in assessing whether the economic forecast used is reasonable and supportable. Management’s determination of the economic forecast used in calculating the modelled ACL is highly judgmental and has a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s processes for establishing the ACL through the year ended December 31, 2023. We evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which included, among others, management’s review and approval controls designed to assess and challenge whether the economic forecast used is reasonable and supportable.
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

Fair Value of Acquired Loans Recognized as Part of the Merger with Limestone Bancorp, Inc.
Description of the Matter	As described in Note 20 to the consolidated financial statements, the Company acquired Limestone Bancorp, Inc. (Limestone) on April 30, 2023. The transaction has been accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from Limestone were recorded at fair value as of the merger date. The fair value of loans acquired from Limestone was approximately $1.08 billion as of April 30, 2023. As disclosed by the Company, the fair value of acquired loans is based on a discounted cash flow methodology that considers credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity.

Auditing the Company’s estimate of the fair value of acquired loans was complex due to the significant judgment required by management in developing the market interest rates used in the discounted cash flow methodology. This required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the significant judgments made by management and required the use of professionals with specialized skill and knowledge.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s process for estimating the acquired loans fair value, including management’s controls over: 1) establishing market interest rates used in the discounted cash flow methodology; and 2) completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan data.

To test the estimated fair value of acquired loans, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. We involved our specialists to develop, on a sample basis, independent expectations for market interest rates and compared management’s assumptions to the independently developed ranges based on third party market data. Additionally, we tested, on a sample basis, completeness and accuracy of the underlying loan data provided by management that was used in the discounted cash flow model. Lastly, on a sample basis, we performed independent comparative calculations of the fair value adjustment to the acquired loans. We searched for and evaluated information that corroborates or contradicts management’s selected assumptions, including current external economic information and historical Company-specific information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Charleston, West Virginia
February 28, 2024

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash and cash equivalents:
Cash and due from banks	$111,680	$94,679
Interest-bearing deposits in other banks	315,042	59,343
Total cash and cash equivalents	426,722	154,022
Available-for-sale investment securities, at fair value (amortized cost of $1,184,288 at December 31, 2023 and $1,300,719 at December 31, 2022) (a)	1,048,322	1,131,399
Held-to-maturity investment securities, at amortized cost (fair value of $612,022 at December 31, 2023 and $478,509 at December 31, 2022) (a)	683,657	560,212
Other investment securities	63,421	51,609
Total investment securities (a)	1,795,400	1,743,220
Loans and leases, net of deferred fees and costs (b)	6,159,196	4,707,150
Allowance for credit losses	(62,011)	(53,162)
Net loans and leases	6,097,185	4,653,988
Loans held for sale	1,866	2,140
Bank premises and equipment, net of accumulated depreciation	103,856	82,934
Bank owned life insurance	140,554	105,292
Goodwill	362,169	292,397
Other intangible assets	50,003	33,932
Other assets	179,627	139,379
Total assets	$9,157,382	$7,207,304
Liabilities
Deposits:
Non-interest-bearing	$1,567,649	$1,589,402
Interest-bearing	5,584,648	4,127,539
Total deposits	7,152,297	5,716,941
Short-term borrowings	601,121	500,138
Long-term borrowings	216,241	101,093
Accrued expenses and other liabilities	134,189	103,804
Total liabilities	8,103,848	6,421,976
Stockholders’ Equity
Preferred shares, no par value, 50,000 shares authorized and no shares issued at December 31, 2023 and December 31, 2022	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,736,041 shares issued at December 31, 2023 and 29,857,920 shares issued at December 31, 2022, including shares held in treasury	865,227	686,450
Retained earnings	327,237	265,936
Accumulated other comprehensive loss, net of deferred income taxes	(101,590)	(127,136)
Treasury stock, at cost, 1,511,348 common shares at December 31, 2023 and 1,643,461 common shares at December 31, 2022	(37,340)	(39,922)
Total stockholders’ equity	1,053,534	785,328
Total liabilities and stockholders’ equity	$9,157,382	$7,207,304

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $238, respectively, at December 31, 2023 and $0 and $241, respectively, at December 31, 2022.
(b)Also referred to throughout this Form 10-K as “total loans” and “loans held for investment.”

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans	$383,032	$234,765	$166,081
Interest and dividends on taxable investment securities	49,282	28,903	15,033
Interest on tax-exempt investment securities	4,326	4,176	3,362
Other interest income	2,763	1,710	313
Total interest income	439,403	269,554	184,789
Interest expense:
Interest on deposits	72,147	9,171	9,922
Interest on short-term borrowings	19,722	2,661	541
Interest on long-term borrowings	8,160	4,280	1,773
Total interest expense	100,029	16,112	12,236
Net interest income	339,374	253,442	172,553
Provision for (recovery of) credit losses (a)	15,174	(3,510)	731
Net interest income after provision for (recovery of) credit losses	324,200	256,952	171,822
Non-interest income:
Electronic banking income	25,210	21,094	18,010
Trust and investment income	17,160	16,391	16,456
Insurance income	18,016	15,727	15,252
Deposit account service charges	16,682	14,583	10,143
Lease income	5,552	4,267	1,293
Bank owned life insurance income	4,151	2,624	1,767
Mortgage banking income	1,078	1,397	3,439
Net (loss) gain on asset disposals and other transactions	(2,837)	(616)	493
Net loss on investment securities	(3,700)	(61)	(862)
Other non-interest income (b)	6,101	3,430	2,894
Total non-interest income	87,413	78,836	68,885
Non-interest expense:
Salaries and employee benefit costs	144,031	112,690	94,612
Net occupancy and equipment expense	21,368	19,516	14,918
Data processing and software expense	21,607	14,241	10,542
Professional fees	17,041	12,094	15,783
Amortization of other intangible assets	11,222	7,763	4,775
Electronic banking expense	7,150	9,231	8,885
Marketing expense	5,017	3,728	3,658
FDIC insurance expense	4,785	3,702	1,976
Franchise tax expense	3,540	3,487	3,357
Other loan expenses	2,859	2,735	2,001
Communication expense	2,834	2,484	1,657
Other non-interest expense	25,033	15,476	21,573
Total non-interest expense	266,487	207,147	183,737
Income before income taxes	145,126	128,641	56,970
Income tax expense	31,763	27,349	9,415
Net income	$113,363	$101,292	$47,555
Earnings per common share – basic	$3.46	$3.61	$2.17
Earnings per common share – diluted	$3.44	$3.60	$2.15
Weighted-average number of common shares outstanding – basic	32,533,086	27,908,022	21,816,511
Weighted-average number of common shares outstanding – diluted	32,760,808	27,999,602	21,959,883
(a) The provision for credit losses includes changes related to the allowance for credit losses on loans, held-to-maturity investment securities, and the unfunded commitment liability.
(b) Includes realized and unrealized losses on equity investment securities recorded in other non-interest income of $141 for the year ended December 31, 2023, and realized and unrealized gains of $2 and $111 for the years ended December 31, 2022 and December 31, 2021, respectively.

 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	2023	2022	2021
Net income	$113,363	$101,292	$47,555
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising in the period	29,655	(161,730)	(26,985)
Related tax (expense) benefit	(6,817)	37,733	5,777
Reclassification adjustment for net loss included in net income	3,700	61	862
Related tax expense	(864)	(14)	(192)
Net effect on other comprehensive income (loss)	25,674	(123,950)	(20,538)
Defined benefit plans:
Net (loss) gain arising during the period	(303)	76	2,318
Related tax benefit (expense)	71	(18)	(518)
Amortization of unrecognized loss on service benefit plans	9	63	103
Related tax benefit	(2)	(15)	(23)
Realized loss due to settlement and curtailment	2,424	185	143
Related tax benefit	(566)	(43)	(32)
Net effect on other comprehensive income	1,633	248	1,991
Cash flow hedges:
Net (losses) gains arising during the period	(2,293)	10,606	6,999
Related tax benefit (expense)	532	(2,421)	(1,407)
Net effect on other comprehensive (loss) income	(1,761)	8,185	5,592
Total other comprehensive income (loss), net of tax	25,546	(115,517)	(12,955)
Total comprehensive income (loss)	$138,909	$(14,225)	$34,600
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Balance, December 31, 2020	$422,536	$190,691	$1,336	$(38,890)	$575,673
Net income	—	47,555	—	—	47,555
Other comprehensive loss, net of tax	—	—	(12,955)	—	(12,955)
Cash dividends declared	—	(31,170)	—	—	(31,170)
Reissuance of treasury stock for common share awards	(2,740)	—	—	2,740	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	74	74
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,306)	(1,306)
Common shares issued under dividend reinvestment plan	910	—	—	—	910
Common shares issued under compensation plan for Boards of Directors	98	—	—	276	374
Stock-based compensation	3,436	—	—	—	3,436
Common shares issued under employee stock purchase plan	143	—	—	392	535
Issuance of common shares related to the Premier Merger	261,899	—	—	—	261,899
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	101,292	—	—	101,292
Other comprehensive loss, net of tax	—	—	(115,517)	—	(115,517)
Cash dividends declared	—	(42,432)	—	—	(42,432)
Reissuance of treasury stock for common share awards	(4,989)	—	—	4,989	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,745)	(1,745)
Common shares repurchased under share repurchase program	—	—	—	(7,407)	(7,407)
Common shares issued under dividend reinvestment plan	1,272	—	—	—	1,272
Common shares issued under compensation plan for Boards of Directors	83	—	—	423	506
Stock-based compensation	3,707	—	—	—	3,707
Common shares issued under employee stock purchase plan	95	—	—	454	549
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Net income	$—	$113,363	$—	$—	$113,363
Other comprehensive income excluding pension termination settlement, net of tax			23,688		23,688
Pension termination settlement, net of tax	—	—	1,858	—	1,858
Cash dividends declared	—	(52,062)	—	—	(52,062)
Reissuance of treasury stock for common share awards	(5,944)	—	—	5,944	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,769)	(1,769)
Common shares repurchased under share repurchase program	—	—	—	(3,030)	(3,030)
Common shares issued under dividend reinvestment plan	1,324	—	—	—	1,324
Common shares issued under compensation plan for Boards of Directors	62	—	—	486	548
Common shares issued under employee stock purchase plan	69	—	—	836	905
Stock-based compensation	5,337	—	—	—	5,337
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2023	2022	2021
Operating activities:
Net income	$113,363	$101,292	$47,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,668	17,319	24,643
Provision for (recovery of) credit losses	15,174	(3,510)	731
Bank owned life insurance income	(4,151)	(2,624)	(1,767)
Net loss on investment securities	3,700	61	862
Fair value adjustment on equity investment securities	141	(2)	(111)
Loans originated for sale	(33,196)	(48,081)	(94,154)
Proceeds from sales of loans	34,041	50,442	157,349
Net gains on sales of loans	(659)	(994)	(2,994)
Deferred income tax (benefit) expense	(238)	18,566	2,874
Increase (decrease) in accrued expenses	13,194	(4,692)	2,433
(Increase) decrease in interest receivable	(6,443)	(5,836)	1,435
Increase in other assets	962	1,629	2,874
Increase (decrease) in interest payable	6,621	(420)	(282)
Increase in operating lease assets	(13,817)	—	—
Change in lease right-of-use assets and lease liabilities	(335)	(38)	509
Stock-based compensation	6,025	4,325	3,890
Other, net	5,593	(7,598)	10,573
Net cash provided by operating activities	143,643	119,839	156,420
Investing activities:
Available-for-sale investment securities:
Purchases	(75,351)	(246,155)	(852,542)
Proceeds from sales	198,893	28,663	544,096
Proceeds from principal payments, calls and prepayments	151,047	190,143	297,693
Held-to-maturity investment securities:
Purchases	(207,428)	(206,768)	(316,346)
Proceeds from principal payments	84,116	19,033	7,333
Other investment securities:
Purchases	(27,206)	(23,632)	(1,415)
Proceeds from sales	21,281	5,784	9,299
Net (increase) decrease in loans held for investment	(356,075)	(58,142)	113,467
Net expenditures for premises and equipment	(13,458)	(6,753)	(6,685)
Proceeds from sales of other real estate owned	129	572	2,073
Investment in bank owned life insurance	—	(30,000)	—
Proceeds from bank owned life insurance	227	689	—
Business acquisitions, net of cash received	92,594	(85,791)	132,719
Investment in limited partnership and tax credit funds	(1,699)	(1,857)	(4,125)
Net cash used in investing activities	(132,930)	(414,214)	(74,433)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(284,480)	(52,020)	150,986
Net increase (decrease) in interest-bearing deposits	485,921	(93,082)	49,774
Net increase in short-term borrowings	40,983	328,611	14,414
Proceeds from long-term borrowings	115,108	24,804	—
Payments on long-term borrowings	(40,165)	(125,345)	(2,132)
Cash dividends paid	(51,845)	(42,372)	(31,002)
Repurchase of treasury stock under share repurchase program	(3,030)	(7,407)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,769)	(1,745)	(1,306)
Proceeds from issuance of common shares	1,264	1,226	906
Net cash provided by financing activities	261,987	32,670	181,640
Net increase (decrease) in cash and cash equivalents	272,700	(261,705)	263,627
Cash and cash equivalents at beginning of period	154,022	415,727	152,100
Cash and cash equivalents at end of period	$426,722	$154,022	$415,727

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2023	2022	2021
Supplemental cash flow information:
Interest paid	$90,367	$16,270	$13,391
Income taxes paid	29,866	4,131	6,693
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$31	$110	$298
Noncash recognition of new leases	4,428	880	2,482

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products primarily offered through its 152 financial service offices and ATMs, including 133 full-service branches in Ohio, Kentucky, West Virginia, Washington, D.C., Virginia, and Maryland as of December 31, 2023, as well as through online resources that are web-based and mobile-based. Peoples’ insurance, premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank’s credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The following is a summary of significant accounting policies followed in the preparation of the financial statements:
Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Under this accounting method, the acquired company’s net assets are recorded at fair value on the date of acquisition, and the results of operations of the acquired company are combined with those of Peoples from the acquisition date forward. Costs related to the acquisition are expensed as incurred. The purchase price paid over the fair value of the net assets acquired, including intangible assets with finite lives, is recorded as goodwill.
Consolidation: Peoples’ Consolidated Financial Statements include subsidiaries in which Peoples has a controlling financial interest, principally defined as owning a voting interest of greater than 50%.
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank (along with its wholly-owned subsidiaries, Peoples Insurance Agency, LLC (“Peoples Insurance”) and Vantage Financial, LLC (“Vantage”)), Peoples Investment Company, NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I, and Porter Statutory Trusts II-IV, for which Peoples holds all of the common securities. All intercompany accounts and transactions have been eliminated.
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
Level 3: Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitization, and certain collateralized debt obligations.
Operating Segments: Peoples’ business activities are currently confined to one reportable operating segment, which is community banking. As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, leasing, insurance, investment and trust solutions.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of 90 days or less. Peoples had no restricted funds at December 31, 2023 or at December 31, 2022 held in interest-bearing deposits in other banks, which were being used as collateral and not available for withdrawal.
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
Peoples determines the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that Peoples has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to Peoples’ liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Available-for-sale securities are reported at fair value, with unrealized gains and losses reported in total stockholders’ equity as a separate component of accumulated other comprehensive loss (“AOCL”), net of applicable deferred income taxes.
Certain restricted equity investment securities that do not have readily determinable fair values and for which Peoples does not exercise significant influence, are carried at cost. These cost method securities are reported in “Other investment securities” on the Consolidated Balance Sheets and consist primarily of shares of the Federal Home Loan Bank of Cincinnati (the “FHLB”) and the Federal Reserve Bank of Cleveland (the “FRB”).
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
Loans and Leases: Loans originated by Peoples that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. Leases originated by Peoples are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Throughout this Form 10-K, loans and leases are referred to as “total loans” and “loans held for investment.” The foreseeable future is based upon current market conditions and business strategies, as well as balance sheet management and liquidity. As the conditions change, so may management’s view of the foreseeable future.
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
Loans and leases acquired in a business combination that are not considered PCD are recorded at fair value and the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the discount or premium to each loan’s or lease’s cost basis and is accreted or amortized to interest income over the loan’s or lease’s remaining life using the level yield method. At the acquisition date, Peoples records provision for credit losses to establish the allowance for credit losses for these acquired loans and leases.
Loans Held for Sale: Loans originated by Peoples and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income.

Loans originated by Peoples with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan’s transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. Any reduction in the loan’s fair value is reflected as a write-down of the recorded investment resulting in a new cost basis, with a corresponding charge against the allowance for credit losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in income.
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
The allowance for credit losses is measured on a pool basis, with loans collectively evaluated when similar risk characteristics exist. Peoples evaluated risk characteristics, including but not limited to: internal or third-party credit scores or credit ratings, risk ratings or classifications, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry of the borrower, vintage, historical or credit loss patterns and reasonable and supportable forecast periods. Peoples identified 20 segments for which it believes there are similar risk characteristics and utilized a discounted cash flow methodology in determining an allowance for credit losses for each segment.
In management’s estimation of expected credit losses, Peoples’ uses a one year reasonable and supportable period across all segments. In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes the U.S. unemployment and Ohio unemployment as economic factors in modeling.
Probabilities of default are used in the loss driver model and are analyzed on a quarterly basis to assess reasonableness. Peoples measured loss given default at the segment level due to statistical considerations using historical information. Peoples also utilized peer data due to somewhat volatile loss history in certain segments to normalize default curves, which provided more meaningful results.
Peoples modeled amortizing loans with a prepayment rate annualized to one year. The prepayment rates were calculated using Peoples’ historical data, at the segment level. Peoples models extensions of contractual terms in the following situations: when a loan is 60 days or more past due, when a partial charge-off has occurred, if the loan is in nonaccrual status, or if the loan is grade 5 or higher. When any of these criteria are met and the loan matures within the next 12 months, the loan will be modeled to extend for an additional 12 months.
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to the allowance for credit losses. These factors include economic conditions, collateral, concentrations, troubled assets, Peoples’ loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks.
The allowance for credit losses related to specific loans was based on management’s estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan’s observable market price.
Peoples categorizes loans involving commercial borrowers into risk categories based upon an established grading matrix. This system is used to manage the risk within Peoples’ commercial lending activities, evaluate changes in the overall credit quality of the loan portfolio and evaluate the appropriateness of the allowance for credit losses. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed at least on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower’s business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis.
The primary factors considered when assigning a risk grade to a loan include (1) reliability and sustainability of the primary source of repayment, (2) past, present and projected financial condition of the borrower, and (3) current economic and industry conditions. Other factors that could influence the risk grade assigned include the type and quality of collateral and the strength of any guarantors. The primary source of repayment for commercial real estate loans and commercial and industrial loans is normally the operating cash flow of the business available to repay debt. Management’s analysis of operating cash flow for commercial real estate loans secured by non-owner occupied properties takes into account factors such as rent rolls and vacancy statistics. Management’s analysis of operating cash flow for commercial real estate loans secured by owner occupied properties and all commercial and industrial loans considers the profitability, liquidity and leverage of the business. The evaluation of construction loans includes consideration of the borrower’s ability to complete construction within the established budget.
The primary factors considered when classifying residential real estate loans, home equity lines of credit and consumer loans include the loan’s past due status and any declaration of bankruptcy by the borrower(s). The classification of residential real estate loans and home equity lines of credit also takes into consideration the current value of the underlying collateral.
Peoples has elected the practical expedient not to measure allowance for credit losses for accrued interest receivables and reverses accrued interest on nonperforming loans against interest income in a timely manner.
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
Nonaccrual Loans: Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments, or current information regarding the borrower’s financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which reduces Peoples’ net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured.
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
Peoples’ other intangible assets include customer relationship intangible assets, core deposit intangible assets, indefinite-lived trade name and servicing rights representing the net present value of future economic benefits to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
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
Derivatives: Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples’ known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples’ assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions. Amounts reported in AOCL related to derivatives are reclassified to interest income or expense as interest payments are made or received on Peoples’ variable-rate assets or liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. If the derivative financial instruments designated as cash flow hedges are deemed effective, changes in the fair value of each derivative financial instrument are reported in AOCL (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. If the derivative financial instruments designated as cash flow hedges are deemed ineffective, changes in the fair value of the derivative financial instrument are recognized directly in earnings.
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives. The valuation of such commitments considers the servicing release premium, but does not consider other expected cash flows related to the servicing of the future loan. Management determined these derivatives did not have a material effect on Peoples’ financial position, results of operations or cash flows at December 31, 2023.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the proportional amortization method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in “Other assets” and totaled $13.1 million and $15.1 million at December 31, 2023 and 2022, respectively.
Other Real Estate Owned (“OREO”): OREO, included in “Other assets” on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $7.2 million at December 31, 2023 and $8.9 million at December 31, 2022.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”): Peoples enters into Repurchase Agreements with customers and other financial services companies, which are considered financings. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings,” as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in “Note 3 Investment Securities.” The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
Interest Income Recognition: Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding. This includes yield adjustments resulting from the amortization of premiums on investment securities, loan costs and premiums, and accretion of discounts on investment securities, loan fees and discounts. Loans that have been placed on nonaccrual, and are subsequently returned to accruing status, recognize interest income similar to other accruing loans once they return to accruing status. Prior accrued interest that was reversed when the loan was placed on nonaccrual is recognized when received, after all of the principal of the loan outstanding has been paid. Since mortgage-backed securities comprise a sizable portion of Peoples’ investment portfolio, a significant increase in principal payments on those securities can impact interest income due to the corresponding acceleration of premium amortization or discount accretion.
Revenue Recognition: Peoples recognizes revenues as they are earned based on contractual terms, or as services are provided and collectability is reasonably assured. Peoples’ principal source of revenue is interest income, which is recognized on an accrual basis primarily according to the terms in written contracts, such as loan agreements or securities contracts.
Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur, once the uncertainty is resolved. Peoples’ contracts with customers are short-term in nature, and were recognized under the following revenue streams:
Electronic Banking Income: Electronic banking income consists of two revenue streams related to interchange income, and promotional and usage income.
Peoples recognizes interchange income over time, on a monthly basis, which is based on the transactional volume of debit card and credit card activity completed by its customers during the month in which income is recognized. Peoples is obligated, based on its contracts with third parties, to meet certain volumes of debit card and credit card activities, which are performed by Peoples’ customers, over a certain period of time. Interchange income is variable as it is based on the transaction volume of debit card activity completed by Peoples’ customers. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due for all PIN transactions from the vendor within one month of the completed customer debit card and credit card activity, while all other interchange transaction fees are earned and recorded on a daily basis. Peoples has elected to apply a practical expedient of right to invoice when recognizing interchange income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Peoples also recognizes promotional and usage income over time, on a monthly basis, which is related to branding of debit cards and promotion or use of certain services provided by third-party vendors. Peoples is obligated to brand its debit cards in a certain manner, and promote and use services provided by third-party vendors. Promotional and usage income is variable as it is based on certain metrics achieved for promotion and usage of services provided by the third-party vendors. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the third-party vendors within 45 days of the monthly fulfillment of Peoples’ performance obligation. Peoples has elected to apply a practical expedient of right to invoice when recognizing promotional and usage income, as Peoples has fulfilled the required performance obligations, the vendor has consumed the service, and Peoples has a right to the related income.
Trust and Investment Income: Trust and investment income consists of revenue from fiduciary and brokerage activities, which includes fees for services such as asset management, record keeping, retirement services and estate management, and investment commissions and fees related to the sale of investments. Trust and investment income is recognized over time, which reflects the duration of the contract period for which services have been provided. Trust and investment income is variable as it is based on the value of assets under administration and management, and specific transactions. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer when billed, which is typically a monthly or quarterly billing for services rendered in the most recent period, for which the performance obligation has been satisfied. Peoples has elected to apply a practical expedient of right to invoice when recognizing trust and investment income, as Peoples has fulfilled the performance obligation, the customer has consumed the service, and Peoples has a right to the related income. Peoples has also elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to financial advisors, and will expense these commissions paid to financial advisors as incurred, as these costs are related to the trust and investment income and would have been amortized within one year or less if they had been capitalized, the same period over which the income was earned.
Insurance Income: Insurance income generally consists of commissions and fees from the sale of insurance policies, fees related to third-party administration services and performance-based commissions from insurance companies.
Peoples recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholders during the respective policy periods. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, during which Peoples is obligated to perform under contract with the insurance carrier. Commission income is variable, as it is comprised of a certain percentage of the underlying policy premium. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods, based upon historical experience. Payment is due from the insurance carrier for commission income once the insurance policy has been sold. Peoples has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned.
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
Ongoing maintenance fees are recognized on a monthly basis, generally with the monthly period beginning on the day of the month on which the account was opened. Ongoing maintenance fee income is variable as these fees can be reduced if a customer meets certain qualifying metrics. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. For accounts that are assessed maintenance fees through the account analysis process, payment is due from the customer within one month after the monthly period in which the account activity occurred. For all other accounts, monthly maintenance fees are assessed to the account on the last day of the monthly period. Peoples has elected to apply a practical expedient of right to invoice when recognizing ongoing maintenance fees for deposit accounts, as Peoples has fulfilled the required performance obligations, the customer has consumed the service, and Peoples has a right to the related income.
Transactional-based fees are recognized at a point in time, which is at the completion of the relevant transaction. Peoples is obligated to perform certain transactions as requested by its consumer and business deposit account customers, which are outside of the normal maintenance requirements. Transactional-based fee income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction. Overdraft fees are considered transactional-based fees and accounted for as described herein.

Lease income: Peoples acquired its original lease portfolio in the NSL and Vantage acquisitions. Lease income presented in “Non-interest income” consists of gains or losses, including residual asset gains and losses, on (i) the termination of leases, (ii) syndicated leases, and (iii) other fees. Gains on the early termination of leases are recognized at a point in time, which is at the completion of the relevant transaction. Gains on syndicated leases and other fees are recognized over time on a monthly basis.
Other Non-Interest Income: Other non-interest income includes certain revenues that are transactional-based, such as wire transfer fees, money order fees and other ancillary fees or services. These transactional-based fees are recognized as income at a point in time, at the completion of the relevant transaction. Transactional-based fee income is variable as these fees are directly related to a service request from the customer. Peoples estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
Operating lease income is another component of other non-interest income. Income on operating leases is recognized on a straight-line basis. Depreciation expense related to operating leases is recognized on a straight-line basis in “other non-interest expense.” Peoples began originated operating leases in 2023.
Also included in other non-interest income are commercial loan swap fees, which consist of income related to transactions in which Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples Bank. Commercial loan swap fees are variable as these fees are a certain percentage of the total swap fee collected on a completed transaction. Peoples Bank estimates the variable consideration based upon the “most likely amount” method, and does not expect or anticipate a significant reversal of revenue in future periods. Payment is due from the customer at the time of completion of the requested transaction.
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
Income Taxes: Peoples and its subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities reflect the temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Financial Statements at the blended federal and state corporate income tax rate. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.
A tax position is initially recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. The amounts of Peoples’ uncertain income tax positions and unrecognized benefits are disclosed in “Note 13 Income Taxes.”
Earnings per Share (“EPS”): Basic EPS and diluted EPS are calculated using the two-class method since Peoples has issued share-based payment awards that are considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net earnings allocated to common shareholders by the weighted-average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares.  Potentially dilutive common shares include non-vested restricted common shares using the treasury stock method.
Recent Adoptions of New Accounting Guidance: From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.
ASU 2020-04 - Reference Rate Reform (Topic 848): This guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This guidance was further updated by ASU 2021-01. This update was effective from March 12, 2020 through December

31, 2022. The FASB further updated the guidance with ASU 2022-06, which deferred the sunset date of ASC Topic 848, Reference Rate Reform (Topic 848) from December 31, 2022 to December 31, 2024. ASU 2020-04 was early adopted by Peoples as of September 30, 2021, which reduced the accounting burden of assessing contracts impacted by reference rate reform. Peoples established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR changes and to guide the transition. This team has worked to successfully ensure that technology systems are prepared for the transition, loan documents that reference LIBOR-based rates have been appropriately amended to reference other methods of interest rate determinations and internal and external stakeholders have been apprised of the transition. Peoples ceased originating LIBOR-based products after December 31, 2021 and began originating SOFR-indexed products. Any LIBOR-based products originated prior to December 31, 2021, but maturing after June 30, 2023, were amended to reference SOFR-indexed rates as of July 1, 2023. The transition did not have a material impact on Peoples’ Consolidated Financial Statements.
ASU 2022-01 - Derivatives and Hedging (Topic 815): This guidance allows entities to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets. It also allows multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. If a breach is anticipated, an entity is required to partially or fully de-designate a hedged layer or layers until a breach is no longer anticipated. There are additional requirements and enhanced disclosures related to basis adjustments. The guidance should be applied on a prospective, retrospective or modified retrospective basis depending on the amendment. This guidance was adopted by Peoples effective January 1, 2023 and the transition did not have a material impact on Peoples’ Consolidated Financial Statements.
ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326): This ASU eliminates the accounting guidance on TDRs for creditors and amends the guidance on disclosures to include current-period gross charge-offs by year of origination. This ASU also updates the requirements related to accounting for credit losses under Accounting Standards Codification (“ASC”) 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. For entities that have already adopted ASU 2016-13, as Peoples has, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.
Effective January 1, 2023, Peoples adopted the amendments within ASU 2022-02, using the prospective transition method. The adoption of this guidance did not have a material impact on Peoples’ Consolidated Financial Statements.
Pursuant to the guidance in ASU 2022-02, when a loan is restructured, Peoples continues to measure the allowance for credit losses on the loan using a discounted cash flow approach that utilizes a prepayment-adjusted discount rate based on the loan’s restructured terms. Under the TDR accounting model, Peoples modeled a 12-month extension of the contractual terms for TDRs that were to mature within the next 12 months. As Peoples has elected a prospective transition, the extension on a loan that was previously restructured and accounted for as a TDR will continue to be measured as it had been historically in Peoples’ allowance for credit losses until the loan is paid off, sold, liquidated or subsequently restructured. Refer to “Note 4 Loans and Leases” for additional information.
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
Depending on the nature of the asset or liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in “Note 1 Summary of Significant Accounting Policies.”
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2023 and December 31, 2022, there were no assets and liabilities measured on a recurring basis that were considered Level 3 measurements.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$30,296	$—	$152,422	$—
U.S. government sponsored agencies	—	118,607	—	88,115
States and political subdivisions	—	213,296	—	225,882
Residential mortgage-backed securities	—	628,924	—	604,653
Commercial mortgage-backed securities	—	51,234	—	50,049
Bank-issued trust preferred securities	—	5,965	—	10,278
Total available-for-sale securities	30,296	1,018,026	152,422	978,977
Equity investment securities (a)	191	237	147	199
Derivative assets (b)	—	22,304	—	34,123
Liabilities:
Derivative liabilities (c)	$—	$19,122	$—	$28,529
(a) Included in “Other investment securities” on the Consolidated Balance Sheets. For additional information, see “Note 3 Investment Securities.”
(b) Included in “Other assets” on the Consolidated Balance Sheets. For additional information, see “Note 15 Derivative Financial Instruments.”
(c) Included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets. For additional information, see “Note 15 Derivative Financial Instruments.”
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, SOFR (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management’s overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Equity Investment Securities: The fair values of Peoples’ equity investment securities are obtained from quoted prices in active exchange markets for identical assets or liabilities (Level 1) or quoted prices in less active markets (Level 2).
Derivative Assets and Liabilities: Derivative assets and liabilities are recognized on the Consolidated Balance Sheets at their fair value within “Other assets” and “Accrued expenses and other liabilities,” respectively. The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters (Level 2).
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2023 and December 31, 2022, there were no assets and liabilities measured on a non-recurring basis that were considered Level 1 measurements.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2023		December 31, 2022
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Collateral dependent loans	$—	$501	$—	$10,354
Loans held for sale (a)	1,663	—	1,254	—
Other real estate owned (“OREO”)	—	7,118	—	55
(a) Loans held for sale are presented gross of a valuation allowance of $163 and $105 at December 31, 2023 and December 31, 2022, respectively.

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
Other Real Estate Owned: OREO, included in “Other assets” on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).
Servicing Rights: Servicing rights are included in “Other intangible assets” on the Consolidated Balance Sheets. The fair value of servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates (Level 3). The carrying value of servicing rights is not re-measured to fair value on a recurring basis. Peoples assesses the carrying value of servicing rights quarterly for impairment.
Financial Instruments Not Required to be Measured and Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities, and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2023		December 31, 2022
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$426,722	$426,722	$154,022	$154,022
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	188,475	180,825	132,366	123,020
States and political subdivisions (a)	2	144,496	114,288	145,263	108,776
Residential mortgage-backed securities	2	248,559	231,620	176,215	157,998
Commercial mortgage-backed securities	2	102,365	85,289	101,861	85,354
Commercial mortgage-backed securities	3	—	—	4,748	3,361
Total held-to-maturity securities		683,895	612,022	560,453	478,509
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank (“FHLB”) stock	N/A	29,949	29,949	26,605	26,605
Federal Reserve Bank (“FRB”) stock	N/A	26,896	26,896	21,231	21,231
Total other investment securities at cost		56,845	56,845	47,836	47,836
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	3,162	3,162	2,048	2,048
Other investment securities (c)	2	2,985	2,985	1,379	1,379
Total other investment securities at fair value		62,992	62,992	51,263	51,263
Loans and leases, net of deferred fees and costs (d)	3	6,159,196	6,064,999	4,707,150	4,516,695
Bank owned life insurance	2	140,554	140,554	105,292	105,292
Financial liabilities:
Deposits	2	$7,152,297	$6,319,885	$5,716,941	$4,682,491
Short-term borrowings	2	601,121	619,999	500,138	504,584
Long-term borrowings	2	216,241	222,743	101,093	101,992
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $238 and $241, at December 31, 2023 and at December 31, 2022, respectively.
(b) Nonqualified deferred compensation includes underlying investments in mutual funds.
(c) “Other investment securities,” as reported on the Consolidated Balance Sheets, also included equity investment securities at December 31, 2023 and at December 31, 2022, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and cost are presented gross of an allowance for credit losses of $62.0 million and $53.2 million, as of December 31, 2023 and December 31, 2022, respectively.

Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of 90 days or less. The carrying amount for cash on hand and balances due from banks is a reasonable estimate of fair value (Level 1).
Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems (Level 2). When observable market data is absent, the independent pricing service estimates prices based on underlying cash flow characteristics and discount rates and compare to similar securities (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services in management’s overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Bank Owned Life Insurance: Peoples’ bank owned life insurance policies are recorded at their cash surrender value (Level 2). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
Deposits: The fair value of fixed-maturity CDs is estimated using a discounted cash flow calculation based on current rates offered for deposits of similar remaining maturities (Level 2). Demand and other non-fixed-maturity deposits are estimated using a discounted cash flow calculation based on maturity, attrition and re-pricing assumptions.
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2023
Obligations of:
U.S. Treasury and government agencies	$30,999	$292	$(995)	$30,296
U.S. government sponsored agencies	128,500	639	(10,532)	118,607
States and political subdivisions	239,906	485	(27,095)	213,296
Residential mortgage-backed securities	717,772	1,819	(90,667)	628,924
Commercial mortgage-backed securities	60,611	5	(9,382)	51,234
Bank-issued trust preferred securities	6,500	—	(535)	5,965
Total available-for-sale securities	$1,184,288	$3,240	$(139,206)	$1,048,322
2022
Obligations of:
U.S. Treasury and government agencies	$158,473	$—	$(6,051)	$152,422
U.S. government sponsored agencies	101,753	18	(13,656)	88,115
States and political subdivisions	261,612	12	(35,742)	225,882
Residential mortgage-backed securities	707,025	1,017	(103,389)	604,653
Commercial mortgage-backed securities	61,091	—	(11,042)	50,049
Bank-issued trust preferred securities	10,765	57	(544)	10,278
Total available-for-sale securities	$1,300,719	$1,104	$(170,424)	$1,131,399
The unrealized losses related to residential mortgage-backed securities at December 31, 2023 and 2022 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2023	2022	2021
Gross gains realized	$1,550	$314	$1,184
Gross losses realized	5,250	375	2,046
Net loss realized	$(3,700)	$(61)	$(862)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2023
Obligations of:
U.S. Treasury and government agencies	$8,568	$83	22	$11,631	$912	5	$20,199	$995
U.S. government sponsored agencies	14,439	35	4	74,211	10,497	15	88,650	10,532
States and political subdivisions	18,268	136	32	167,346	26,959	138	185,614	27,095
Residential mortgage-backed securities	58,671	1,150	66	529,895	89,517	238	588,566	90,667
Commercial mortgage-backed securities	6,000	112	7	44,656	9,270	21	50,656	9,382
Bank-issued trust preferred securities	1,984	16	1	3,981	519	3	5,965	535
Total	$107,930	$1,532	132	$831,720	$137,674	420	$939,650	$139,206
2022
Obligations of:
U.S. Treasury and government agencies	$112,730	$2,772	13	$39,692	$3,279	11	$152,422	$6,051
U.S. government sponsored agencies	15,166	249	17	66,706	13,407	18	81,872	13,656
States and political subdivisions	60,324	714	114	156,900	35,028	117	217,224	35,742
Residential mortgage-backed securities	104,959	8,087	105	488,452	95,302	139	593,411	103,389
Commercial mortgage-backed securities	1,874	129	2	48,175	10,913	21	50,049	11,042
Bank-issued trust preferred securities	4,400	100	3	3,556	444	2	7,956	544
Total	$299,453	$12,051	254	$803,481	$158,373	308	$1,102,934	$170,424
Management evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2023, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2023, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2023 and 2022 were largely attributable to changes in market interest rates and spreads since the securities were purchased. Accrued interest receivable is not included in the investment securities balances, and is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $8.8 million at December 31, 2023 and $7.8 million at December 31, 2022.
The unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2023 were primarily attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2023.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1,283	$15,302	$8,403	$6,011	$30,999
U.S. government sponsored agencies	2,499	59,086	34,849	32,066	128,500
States and political subdivisions	11,042	46,054	59,932	122,878	239,906
Residential mortgage-backed securities	3	3,690	61,069	653,010	717,772
Commercial mortgage-backed securities	—	12,502	27,191	20,918	60,611
Bank-issued trust preferred securities	—	3,000	3,500	—	6,500
Total available-for-sale securities	$14,827	$139,634	$194,944	$834,883	$1,184,288
Fair value
Obligations of:
U.S. Treasury and government agencies	$1,275	$14,354	$8,493	$6,174	$30,296
U.S. government sponsored agencies	2,486	54,898	30,426	30,797	118,607
States and political subdivisions	10,990	43,535	51,294	107,477	213,296
Residential mortgage-backed securities	3	3,570	56,084	569,267	628,924
Commercial mortgage-backed securities	—	11,370	23,061	16,803	51,234
Bank-issued trust preferred securities	—	2,920	3,045	—	5,965
Total available-for-sale securities	$14,754	$130,647	$172,403	$730,518	$1,048,322
Total weighted-average yield	2.30%	2.58%	2.42%	2.59%	2.56%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2023
Obligations of:
U.S. government sponsored agencies	$188,475	$—	$489	$(8,139)	$180,825
States and political subdivisions	144,496	(238)	134	(30,104)	114,288
Residential mortgage-backed securities	248,559	—	1,643	(18,582)	231,620
Commercial mortgage-backed securities	102,365	—	—	(17,076)	85,289
Total held-to-maturity securities	$683,895	$(238)	$2,266	$(73,901)	$612,022
2022
Obligations of:
U.S. government sponsored agencies	$132,366	$—	$130	$(9,476)	$123,020
States and political subdivisions	145,263	(241)	162	(36,408)	108,776
Residential mortgage-backed securities	176,215	—	244	(18,461)	157,998
Commercial mortgage-backed securities	106,609	—	—	(17,894)	88,715
Total held-to-maturity securities	$560,453	$(241)	$536	$(82,239)	$478,509
There were no sales of held-to-maturity securities during the years ended December 31, 2023 and December 31, 2022.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples’ held-to-maturity investment securities are residential mortgage-backed securities. Peoples analyzed these securities using cumulative default rate averages for investment grade municipal securities.

The following table presents a summary of held-to-maturity investment securities that had an unrealized loss at December 31:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2023
Obligations of:
U.S. government sponsored agencies	$64,487	$356	14	$86,071	$7,783	18	$150,558	$8,139
States and political subdivisions	—	—	—	111,040	30,104	67	111,040	30,104
Residential mortgage-backed securities	44,379	1,105	14	117,654	17,477	34	162,033	18,582
Commercial mortgage-backed securities	13,919	1,845	6	71,370	15,231	31	85,289	17,076
Total	$122,785	$3,306	34	$386,135	$70,595	150	$508,920	$73,901
2022
Obligations of:
U.S. government sponsored agencies	$59,905	$651	17	$29,306	$8,825	9	$89,211	$9,476
States and political subdivisions	3,590	1,072	3	101,863	35,336	64	105,453	36,408
Residential mortgage-backed securities	71,582	2,904	21	72,862	15,557	18	144,444	18,461
Commercial mortgage-backed securities	26,869	650	8	61,846	17,244	29	88,715	17,894
Total	$161,946	$5,277	49	$265,877	$76,962	120	$427,823	$82,239
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2023. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$8,000	$13,152	$67,043	$100,280	$188,475
States and political subdivisions	—	6,421	11,434	126,641	144,496
Residential mortgage-backed securities	—	540	4,347	243,672	248,559
Commercial mortgage-backed securities	1,546	9,419	40,495	50,905	102,365
Total held-to-maturity securities	$9,546	$29,532	$123,319	$521,498	$683,895
Fair value
Obligations of:
U.S. government sponsored agencies	$7,931	$12,640	$66,717	$93,537	$180,825
States and political subdivisions	—	6,343	9,875	98,070	114,288
Residential mortgage-backed securities	—	528	3,818	227,274	231,620
Commercial mortgage-backed securities	1,528	8,058	34,752	40,951	85,289
Total held-to-maturity securities	$9,459	$27,569	$115,162	$459,832	$612,022
Total weighted-average yield	3.81%	2.87%	3.98%	3.55%	3.60%
Other Investment Securities
Peoples’ “Other investment securities” on the Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock, and other equity investment securities.

The following table summarizes the carrying value of Peoples’ Other investment securities at December 31:

(Dollars in thousands)	2023	2022
FHLB stock	$29,949	$26,605
FRB stock	26,896	21,231
Nonqualified deferred compensation	3,162	2,048
Equity investment securities	429	346
Other investment securities	2,985	1,379
Total other investment securities	$63,421	$51,609
Peoples redeemed $21.2 million and $2.6 million of FHLB stock in 2023 and 2022, respectively, in order to be in compliance with the requirements of the FHLB. Peoples purchased $18.9 million and $11.9 million of additional FHLB stock during 2023 and 2022, respectively, as a result of the FHLB’s capital requirements on FHLB advances during the year. During the year ended December 31, 2023, Peoples purchased $5.7 million of FRB stock as a result of capital requirements. During the year ended December 31, 2022, Peoples purchased $7.9 million of FRB stock as requested by the FRB as a result of the Premier Merger on September 17, 2021.
During 2023, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2023 in “Other non-interest income,” resulting in an unrealized loss of $141,000. During 2022, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2022 in “Other non-interest income,” resulting in unrealized gain of $2,000.
At December 31, 2023, Peoples’ investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples’ stockholders’ equity.
Pledged Securities
At December 31, 2023 and 2022, Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and Repurchase Agreements in accordance with federal and state requirements. Peoples also pledged available-for-sale investment securities and held-to-maturity investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples’ pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2023	2022
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$713,033	$779,244
Held-to-maturity	559,142	312,921
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	85,899	3,972
Held-to-maturity	39,607	128,870

Note 4 Loans and Leases

Peoples’ loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples’ footprint. Peoples also originates insurance premium finance loans nationwide through its Peoples Premium Finance division, and originates leases nationwide through its North Star Leasing (“NSL”) division and its Vantage subsidiary. Throughout this Form 10-K, loans and leases are referred to as “total loans” and “loans held for investment.”
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2023	2022
Construction	$364,019	$246,941
Commercial real estate, other	2,196,957	1,423,518
Commercial and industrial	1,184,986	892,634
Premium finance	203,177	159,197
Leases	414,060	345,131
Residential real estate	791,095	723,360
Home equity lines of credit	208,675	177,858
Consumer, indirect	666,472	629,426
Consumer, direct	128,769	108,363
Deposit account overdrafts	986	722
Total loans, at amortized cost	$6,159,196	$4,707,150
Net deferred loan origination costs were $21.7 million and $20.5 million at December 31, 2023 and 2022, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $24.5 million at December 31, 2023 and $15.4 million at December 31, 2022.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2023		2022
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$12	$—
Commercial real estate, other	2,816	78	12,121	167
Commercial and industrial	2,758	316	3,462	130
Premium finance	—	1,355	—	504
Leases	8,436	3,826	3,178	3,041
Residential real estate	7,921	877	9,496	917
Home equity lines of credit	1,022	171	820	58
Consumer, indirect	2,412	68	2,176	—
Consumer, direct	112	25	208	25
Total loans, at amortized cost	$25,477	$6,716	$31,473	$4,842
(a)There were $1.2 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2023 and $1.4 million of such loans at December 31, 2022.
The amount of interest income recognized on loans past due 90 days or more during 2023 and 2022 was $0.8 million and $1.7 million, respectively.
The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2023
Construction	$13	$52	$—	$65	$363,954	$364,019
Commercial real estate, other	2,728	4,556	1,572	8,856	2,188,101	2,196,957
Commercial and industrial	1,717	1,491	3,052	6,260	1,178,726	1,184,986
Premium finance	1,288	867	1,355	3,510	199,667	203,177
Leases	12,743	4,932	12,014	29,689	384,371	414,060
Residential real estate	14,021	2,733	4,481	21,235	769,860	791,095
Home equity lines of credit	1,561	691	683	2,935	205,740	208,675
Consumer, indirect	7,488	1,550	1,230	10,268	656,204	666,472
Consumer, direct	536	282	43	861	127,908	128,769
Deposit account overdrafts	—	—	—	—	986	986
Total loans, at amortized cost	$42,095	$17,154	$24,430	$83,679	$6,075,517	$6,159,196
2022
Construction	$196	$161	$9	$366	$246,575	$246,941
Commercial real estate, other	2,279	1,051	10,370	13,700	1,409,818	1,423,518
Commercial and industrial	2,522	289	3,449	6,260	886,374	892,634
Premium finance	646	816	504	1,966	157,231	159,197
Leases	6,074	1,921	6,218	14,213	330,918	345,131
Residential real estate	10,113	2,128	5,519	17,760	705,600	723,360
Home equity lines of credit	987	149	552	1,688	176,170	177,858
Consumer, indirect	5,866	1,048	921	7,835	621,591	629,426
Consumer, direct	703	70	108	881	107,482	108,363
Deposit account overdrafts	—	—	—	—	722	722
Total loans, at amortized cost	$29,386	$7,633	$27,650	$64,669	$4,642,481	$4,707,150
Delinquency trends remained stable as 98.6% of Peoples’ portfolio was considered “current” both at December 31, 2023, and at December 31, 2022.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, commercial real estate and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged at December 31 are summarized in the following table:

(Dollars in thousands)	2023	2022
Loans pledged to FHLB	$1,206,134	$783,843
Loans pledged to FRB	419,245	339,005
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2023, no related party loan was past due 90 or more days or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2022	$27,372
Acquired loans	18,892
New loans and disbursements	466
Repayments	(215)
No longer related party (a)	(26,696)
Other changes	347
Balance, December 31, 2023	$20,166
(a) Two directors exited the company and therefore were no longer considered related parties.
Quality Indicators
As discussed in “Note 1 Summary of Significant Accounting Policies,” Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower’s business, receipt of financial statements indicating deteriorating credit quality, or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples follows:
“Pass” (grades 1 through 4): Loans in this risk category are to borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk category would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the loans if required, for any weakness that may exist.
“Special Mention” (grade 5): Loans in this risk category are the equivalent of the regulatory “Other Assets Especially Mentioned” classification. Loans in this risk category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and/or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the loans or in Peoples’ credit position.
“Substandard”(grade 6): Loans in this risk category are inadequately protected by the borrower’s current financial condition and payment capability, or by the collateral pledged, if any. Loans so classified have one or more well-defined weaknesses that jeopardize the orderly repayment of the loans. They are characterized by the distinct possibility that Peoples will sustain some loss if the deficiencies are not corrected.
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
The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2023:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$80,273	$141,245	$85,913	$27,169	9,995	$12,723	$—	$—	$357,318
Special mention	—	3,757	—	—	—	123	—	—	3,880
Substandard	1,200	1,590	—	—	—	31	—	—	2,821
Total	81,473	146,592	85,913	27,169	9,995	12,877	—	—	364,019
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	199,565	327,762	366,752	227,604	262,099	650,265	37,177	189	2,071,224
Special mention	999	12,975	4,850	10,324	7,074	22,186	408	41	58,816
Substandard	287	2,421	5,878	8,679	1,972	47,213	457	—	66,907
Doubtful	—	—	—	—	—	10	—	—	10
Total	200,851	343,158	377,480	246,607	271,145	719,674	38,042	230	2,196,957
Current period gross charge-offs	—	—	—	39	—	575			614
Commercial and industrial
Pass	225,894	180,068	212,938	86,934	55,434	132,675	213,714	38	1,107,657
Special mention	540	12,051	533	9,723	4,722	6,336	16,236	8,614	50,141
Substandard	78	6,441	5,104	5,617	1,602	6,278	1,889	779	27,009
Doubtful	—	—	—	—	—	179	—	—	179
Total	226,512	198,560	218,575	102,274	61,758	145,468	231,839	9,431	1,184,986
Current period gross charge-offs	—	36	202	25	173	415			851
Premium finance
Pass	201,659	1,517	1	—	—	—	—	—	203,177
Total	201,659	1,517	1	—	—	—	—	—	203,177
Current period gross charge-offs	25	97	—	—	—	—			122
Leases
Pass	216,559	114,327	51,307	14,061	4,883	1,501		—	402,638
Special mention	363	1,529	476	81	1	5			2,455
Substandard	1,937	3,006	2,944	448	321	311			8,967
Total	218,859	118,862	54,727	14,590	5,205	1,817	—	—	414,060
Current period gross charge-offs	963	1,328	1,173	233	165	135			3,997
Residential real estate
Pass	75,957	91,506	140,157	58,144	45,507	369,552	—	—	780,823
Substandard	43	243	585	182	529	8,604	—	—	10,186
Loss	—	—	—	—	—	86	—	—	86
Total	76,000	91,749	140,742	58,326	46,036	378,242	—	—	791,095
Current period gross charge-offs	—	—	—	—	—	170			170
Home equity lines of credit
Pass	39,706	42,565	33,406	19,838	14,297	57,482	27	1,346	207,321
Substandard	19	—	61	34	123	1,109	—	—	1,346
Loss	—	—	—	—	—	8	—	—	8
Total	39,725	42,565	33,467	19,872	14,420	58,599	27	1,346	208,675
Current period gross charge-offs	—	—	—	—	—	110			110
Consumer, indirect
Pass	247,829	225,225	96,698	59,044	18,644	15,977	—	—	663,417
Substandard	333	934	789	558	190	206	—	—	3,010
Loss	7	34	2	—	2	—	—	—	45
Total	248,169	226,193	97,489	59,602	18,836	16,183	—	—	666,472
Current period gross charge-offs	609	2,091	865	255	63	147			4,030
Consumer, direct
Pass	58,445	37,050	17,434	8,282	3,185	4,081	—	—	128,477
Substandard	55	79	47	28	30	27	—	—	266
Loss	—	—	—	—	—	26	—	—	26
Total	58,500	37,129	17,481	8,310	3,215	4,134	—	—	128,769
Current period gross charge-offs	36	154	77	100	14	35			416
Deposit account overdrafts	986	—	—	—	—	—	—	—	986
Current period gross charge-offs	1,161								1,161
Total loans, at amortized cost	$1,352,734	$1,206,325	$1,025,875	$536,750	$430,610	$1,336,994	$269,908	$11,007	$6,159,196
The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2022:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$82,143	$110,719	$27,893	$20,223	$656	$4,061	$44	$81	$245,739
Special mention	—	—	—	—	—	818	—	—	818
Substandard	—	2	—	—	—	382	—	—	384
Total	82,143	110,721	27,893	20,223	656	5,261	44	81	246,941
Commercial real estate, other
Pass	165,282	224,727	227,799	202,877	110,564	369,578	27,300	5,217	1,328,127
Special mention	—	189	1,099	5,519	3,111	29,334	105	—	39,357
Substandard	—	8,327	2,591	1,366	1,296	42,172	216	190	55,968
Doubtful	—	—	—	—	—	66	—	—	66
Total	165,282	233,243	231,489	209,762	114,971	441,150	27,621	5,407	1,423,518
Commercial and industrial
Pass	167,937	142,615	72,573	71,497	40,229	91,853	215,116	3,722	801,820
Special mention	10,248	14,981	11,923	2,711	236	4,877	16,235	—	61,211
Substandard	84	9,801	3,417	2,410	1,459	3,620	8,603	611	29,394
Doubtful	—	—	—	—	—	209	—	—	209
Total	178,269	167,397	87,913	76,618	41,924	100,559	239,954	4,333	892,634
Premium finance
Pass	158,778	419	—	—	—	—	—	—	159,197
Total	158,778	419	—	—	—	—	—	—	159,197
Leases
Pass	191,148	90,738	34,627	15,951	3,269	1,119	—	—	336,852
Special mention	1,741	2,477	140	22	24	—	—	—	4,404
Substandard	546	1,840	571	464	454	—	—	—	3,875
Total	193,435	95,055	35,338	16,437	3,747	1,119	—	—	345,131
Residential real estate
Pass	78,313	138,860	58,869	42,840	28,174	364,635	—	—	711,691
Substandard	—	—	137	569	563	10,302	—	—	11,571
Loss	—	—	—	—	—	98	—	—	98
Total	78,313	138,860	59,006	43,409	28,737	375,035	—	—	723,360
Home equity lines of credit
Pass	41,781	35,768	19,863	14,820	13,800	50,291	334	2,096	176,657
Substandard	—	60	—	53	126	958	—	—	1,197
Loss	—	—	—	—	—	4	—	—	4
Total	41,781	35,828	19,863	14,873	13,926	51,253	334	2,096	177,858
Consumer, indirect
Pass	305,814	149,445	100,027	35,988	22,789	12,741	—	—	626,804
Substandard	384	811	659	266	304	193	—	—	2,617
Loss	—	5	—	—	—	—	—	—	5
Total	306,198	150,261	100,686	36,254	23,093	12,934	—	—	629,426
Consumer, direct
Pass	50,889	28,351	14,558	6,333	3,725	3,975	—	—	107,831
Substandard	97	63	138	46	21	150	—	—	515
Loss	—	—	—	—	—	17	—	—	17
Total	50,986	28,414	14,696	6,379	3,746	4,142	—	—	108,363
Deposit account overdrafts	722	—	—	—	—	—	—	—	722
Total loans, at amortized cost	$1,255,907	$960,198	$576,884	$423,955	$230,800	$991,453	$267,953	$11,917	$4,707,150
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples’ amortized cost of collateral dependent loans as of December 31:

(Dollars in thousands)	2023	2022
Commercial real estate, other	$—	$8,362
Commercial and industrial	—	1,456
Residential real estate	501	536
Total collateral dependent loans	$501	$10,354
The decrease in collateral dependent loans at December 31, 2023 compared to at December 31, 2022, was primarily due to three large-relationships that were paid in full during the year.
Modifications for Borrowers Experiencing Financial Difficulty Subsequent to the Adoption of ASU 2022-02
As part of Peoples’ loss mitigation activities, Peoples may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. The most common modifications to the contractual terms of a loan to a borrower experiencing financial difficulty include an extension of the maturity date, a reduction in the interest rate for the remaining life of the loan, a temporary period of interest-only payments, and a reduction in the contractual payment amount for either a short period or the remaining term of the loan.
In addition to loan modifications, Peoples also provides other loss mitigation options, such as forbearance and repayment plans, to assist borrowers who experience financial difficulties. In assessing whether or not a borrower is experiencing financial difficulty, Peoples considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (1) the borrower is currently in payment default on any of the borrower’s debt; (2) a payment default is probable in the foreseeable future without the modification; (3) the borrower has declared or is in the process of declaring bankruptcy;
and (4) the borrower’s projected cash flow is insufficient to satisfy contractual payments due under the original terms of the loan without a modification.

The following table displays the amortized cost of loans that were restructured during the twelve months ended December 31, 2023, presented by loan classification.

During the Twelve Months Ended December 31, 2023(a)
	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Trial Modification and Repayment Plans	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(b)
Construction	$—	$1,590	$—	$52	$—	$1,642	0.45%
Commercial real estate	184	—	—	2,160	—	2,344	0.11%
Commercial and industrial	—	—	—	4,110	981	5,091	0.43%
Residential real estate	—	—	—	91	—	91	0.01%
Home equity lines of credit	—	—	—	209	—	209	0.10%
Total	$184	$1,590	$—	$6,622	$981	$9,377	0.15%
(a) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(b) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during the twelve months ended December 31, 2023, presented by loan classification.

During the Twelve Months Ended December 31, 2023
(Dollars in thousands)	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Construction	5	$—
Commercial real estate	7	—
Commercial and industrial	5	—
Residential real estate	213	8,076
Home equity lines of credit	187	—
Consumer, indirect	2	$—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following table displays the amortized cost of loans that received a completed modification or payment deferral on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through December 31, 2023, and that defaulted in the period presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification through December 31, 2023.

For the Twelve Months Ended December 31, 2023
(Dollars in thousands)	Term Extension	Total
Commercial and industrial	$148	$148
Consumer, indirect	11	11
Total loans that subsequently defaulted	$159	$159

(1) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

The following table displays an aging analysis of loans that were modified on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through December 31, 2023, presented by classification and class of financing receivable.

As of December 31, 2023(a)
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$52	$—	$52	$1,590	$1,642
Commercial real estate	—	—	—	—	2,344	2,344
Commercial and industrial	—	750	148	898	4,193	5,091
Residential real estate	—	—	—	—	91	91
Home equity lines of credit	—	—	—	—	209	209
Total loans modified(b)	$—	$802	$148	$950	$8,427	$9,377

(a) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end. (b) Represents the amortized cost basis as of period end.
Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Peoples accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See “Note 1 Summary of Significant Accounting Policies” in Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information on our TDR policy, and “Note 1, Summary of Significant Accounting Policies” in this Form 10-K for more information on the adoption of ASU 2022-02.
The following table summarizes the loans that were modified as TDRs during the year ended December 31, 2022.

		Recorded Investment (a)
(Dollars in thousands)	Number of Contracts	Pre-Modification	Post-Modification	Remaining Recorded Investment
2022
Construction	—	$—	$—	$—
Commercial real estate, other	8	1,191	1,191	1,179
Commercial and industrial	9	1,513	1,517	971
Residential real estate	34	1,741	1,825	1,789
Home equity lines of credit	8	321	321	313
Consumer, indirect	23	286	285	285
Consumer, direct	9	102	103	103
Consumer	32	388	388	388
Total	91	$5,154	$5,242	$4,640
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.

The following table presents those loans modified into a TDR during the year that subsequently defaulted (i.e., 90 days or more past due following a modification during the year).

	2022
(Dollars in thousands)	Number of Contracts	Recorded Investment (a)	Impact on the Allowance for Credit Losses
Commercial real estate, other	1	$65	$—
Commercial and Industrial	1	43	—
Residential real estate	2	64	—
Consumer, indirect	1	7	—
Consumer, direct	1	2	—
Home equity lines of credit	—	—	—
Total	6	$181	$—
(a) The amounts shown are inclusive of all partial paydowns and charge-offs. Loans modified in a TDR that were fully paid down, charged-off or foreclosed upon by period end are not reported.
Peoples had no commitments to lend additional funds to the related borrowers whose loan terms have been modified in a TDR.
Allowance for Credit Losses
As discussed in “Note 1 Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in this Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management’s estimation of expected credit losses, Peoples uses a one-year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period.
Changes in the allowance for credit losses for 2023 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2023	Initial Allowance for Acquired PCD Assets (a)	(Recovery of) Provision for Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, December 31, 2023
Construction	$1,250	$—	$(542)	$(9)	$—	$699
Commercial real estate, other	17,710	1,340	1,514	(614)	965	20,915
Commercial and industrial	8,229	379	2,181	(851)	552	10,490
Premium finance	344	—	238	(122)	24	484
Leases	8,495	—	5,990	(3,997)	362	10,850
Residential real estate	6,357	228	(670)	(170)	192	5,937
Home equity lines of credit	1,693	18	(14)	(110)	1	1,588
Consumer, indirect	7,448	—	4,685	(4,030)	487	8,590
Consumer, direct	1,575	86	1,025	(416)	73	2,343
Deposit account overdrafts	61	—	938	(1,161)	277	115
Total	$53,162	$2,051	$15,345	$(11,480)	$2,933	$62,011
(a) Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b) Amount does not include the provision for unfunded commitment liability.

Changes in the allowance for credit losses for 2022 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2022	Initial Allowance for Acquired PCD Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2022
Construction	$2,999	$—	$(1,733)	$(16)	$—	$1,250
Commercial real estate, other	29,147	(451)	(10,794)	(489)	297	17,710
Commercial and industrial	11,063	(418)	(1,522)	(943)	49	8,229
Premium finance	379	—	76	(124)	13	344
Leases	4,797	801	5,062	(2,585)	420	8,495
Residential real estate	7,233	(509)	217	(668)	84	6,357
Home equity lines of credit	2,005	(11)	(258)	(88)	45	1,693
Consumer, indirect	5,326	(41)	4,068	(2,233)	328	7,448
Consumer, direct	961	—	930	(363)	47	1,575
Deposit account overdrafts	57	—	1,050	(1,246)	200	61
Total	$63,967	$(629)	$(2,904)	$(8,755)	$1,483	$53,162
(a)Amount does not include the provision for unfunded commitment liability.
During 2023, the increase in the allowance balance when compared to 2022 was driven by (i) the addition of the $8.1 million provision for the non-PCD loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers. The Limestone Merger added $2.1 million in allowance for credit losses at the acquisition date for PCD loans as part of the acquisition accounting. During 2022, the allowance established for PCD loans from the Premier Merger was adjusted, decreasing the allowance by $1.4 million, and the Vantage acquisition added $0.8 million in allowance for credit loss at the acquisition date for PCD loans as part of the acquisition accounting. The allowance for credit losses as a percent of total loans declined from 1.13% to 1.01% from December 31, 2022 to December 31, 2023.
At December 31, 2023, Peoples had recorded an unfunded commitment liability of $1.8 million, a decrease compared to the $2.0 million that was recorded at December 31, 2022. The allowance for unfunded commitments (also referred to as “unfunded commitment liability”) is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. For 2023, Peoples recorded a recovery of credit losses on unfunded commitments of $0.2 million, compared to a recovery for credit losses on unfunded commitments of $0.6 million for 2022. The change in the allowance for unfunded commitments is reflected in the “Provision for credit losses” line of the Consolidated Statements of Income.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 were as follows:

(Dollars in thousands)	2023	2022
Land	$23,680	$18,746
Building and premises	120,587	101,478
Furniture, fixtures and equipment	42,360	37,913
Total bank premises and equipment	186,627	158,137
Accumulated depreciation	(82,771)	(75,203)
Net book value	$103,856	$82,934
Peoples depreciates its building and premises, and furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty to years and two to ten years, respectively. Depreciation expense was $7.7 million in 2023 and $7.0 million in 2022.
Note 6 Leases

Lessor Arrangements
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, leases are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses.
Peoples began originating leases with the acquisition of leases from NSL and increased its portfolio with the acquisition of Vantage. The leases acquired from NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases acquired from Vantage were determined to be sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Originated leases are primarily classified as sales-type leases, and to a lesser extent, operating leases. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Operating leases are leases that do not meet the criteria of a sales-type lease or a finance lease. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life.
Lease income noted in the table below includes (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets, and (v) syndication income. Income on operating leases is recognized on a straight-line basis in “Other non-interest income” and depreciation expense is recognized on a straight-line basis in “Other non-interest expense.” Additional information regarding Peoples’ sales-type leases can be found in “Note 4 Loans and Leases.”
The table below details Peoples’ lease income for the years ended December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Interest and fees on leases (a)	$42,931	$34,720
Lease income	5,552	4,267
Other non-interest income	2,308	—
Total lease income	$50,791	$38,987
(a)Included in “Interest and fees on loans” on the Consolidated Statements of Income. For additional information, see “Note 4 Loans and Leases.”

The following table summarizes the net investments in sales-type leases, which are included in “Loans and leases, net of deferred costs” on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2023	2022
Lease payments receivable, at amortized cost	$463,742	$367,681
Estimated residual values	33,448	35,045
Initial direct costs	7,114	4,233
Deferred revenue	(90,244)	(61,828)
Total leases, at amortized cost	414,060	345,131
Allowance for credit losses - leases	(10,850)	(8,495)
Net investment in sales-type leases	$403,210	$336,636
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
2024	$110,893
2025	108,346
2026	94,672
2027	74,997
2028	56,111
Thereafter	18,723
Lease payments receivable, at amortized cost	$463,742

Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 25 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At December 31, 2023, Peoples did not have any finance leases or any significant lessor agreements. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives and nonlease components. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. Peoples does not record ROU assets or lease liabilities for such leases.
The table below details Peoples’ lease expense, which is included in “Net occupancy and equipment expense” in the Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2023	2022
Operating lease expense	$3,030	$2,568
Short-term lease expense	268	745
Total lease expense	$3,298	$3,313
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU asset, the lease liability and other information related to Peoples’ operating leases on the Consolidated Balance Sheet at December 31:

(Dollars in thousands)	2023	2022
ROU asset:
Other assets	$11,689	$6,825
Lease liability:
Accrued expenses and other liabilities	$12,080	$7,551
Other information:
Weighted-average remaining lease term	9.5 years	8.8 years
Weighted-average discount rate	3.34%	2.70%
Cash paid during the year for operating leases	$2,990	$2,560
Additions for ROU assets obtained during the year	$4,428	$880
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
2024	$2,588
2025	2,020
2026	1,750
2027	1,599
2028	1,218
Thereafter	5,413
Total undiscounted lease payments	$14,588
Imputed interest	(2,508)
Total lease liability	$12,080

Note 7 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2023	2022
Goodwill, beginning of year	$292,397	$264,193
Goodwill recorded from acquisitions	69,772	28,204
Goodwill, end of year	$362,169	$292,397
Peoples performed a qualitative assessment of goodwill as of October 1, 2023, and management does not believe it is more likely than not that the fair value of Peoples’ reporting unit is less than its carrying amount.
As of the close of business on April 30, 2023, Peoples completed its merger with Limestone Bancorp, Inc. (“Limestone”) pursuant to an Agreement and Plan of Merger dated October 24, 2022, at which point Limestone merged with and into Peoples, and immediately thereafter, Limestone Bank, Inc., the subsidiary bank of Limestone, merged with and into Peoples Bank (collectively, the “Limestone Merger”). Peoples has recorded preliminary goodwill from the Limestone Merger totaling $68.8 million as of December 31, 2023.
On January 3, 2023, Peoples acquired a trust and investment business, for which Peoples has recorded $0.6 million in goodwill as of December 31, 2023. On October 10, 2023, Peoples purchased the assets of an insurance business, for which $0.4 million in goodwill has been recorded as of December 31, 2023.
On March 11, 2022, Peoples Insurance entered into an Asset Purchase Agreement with Elite Agency, Inc. (“Elite”), and consummated the acquisition on April 1, 2022. In 2022, Peoples recorded $2.3 million of goodwill related to this acquisition. On March 7, 2022, Peoples Bank entered into an Asset Purchase Agreement with Vantage, at which point Vantage became a legal subsidiary of Peoples Bank. In 2022, Peoples recorded $27.2 million of goodwill related to this acquisition. During 2022, Peoples also recorded a $1.3 million reduction of the goodwill recognized in the Premier Merger due to changes in the fair value of loans acquired from Premier.
Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
2023
Gross intangibles	$26,464	$37,920	$2,491	$66,875
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(25,670)	(20,680)	—	(46,350)
Total acquisition-related intangibles	$28,516	$17,240	$2,491	$48,247
Servicing rights				1,385
Non-compete agreements (a)				371
Total other intangibles				$50,003
2022
Gross intangibles	$26,464	$25,173	$1,274	$52,911
Intangibles recorded from acquisitions (b)	—	14,067	1,217	15,284
Accumulated amortization	(20,667)	(15,412)	—	(36,079)
Total acquisition-related intangibles	$5,797	$23,828	$2,491	$32,116
Servicing rights				1,816
Total other intangibles				$33,932
(a) Non-compete agreements were recognized due to acquisitions.
(b) Peoples included in customer relationship intangibles intangible assets related to a non-compete agreements in the amount of $1.3 million at December 31, 2022.
Peoples performed other intangible assets impairment testing as of October 1, 2023 and concluded there was no impairment in the recorded value of other intangible assets as of October 1, 2023. During the annual impairment test, Peoples assessed qualitative factors, including relevant events and circumstances, to determine that it was more-likely-than-not that the fair value of other intangible assets exceeded the carrying value.

Other intangible assets recorded from the above-mentioned acquisitions in 2023 consisted of $27.7 million of core deposit intangibles related to the Limestone Merger.
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
The following table details estimated aggregate future amortization of other intangible assets at December 31, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships (a)	Total
2024	$5,875	$5,310	$11,185
2025	4,609	4,221	8,830
2026	3,736	3,081	6,817
2027	3,043	2,256	5,299
2028	2,608	1,549	4,157
Thereafter	8,645	1,194	9,839
Total	$28,516	$17,611	$46,127
(a) Peoples includes in customer relationship intangibles intangible assets related to a non-compete agreements.
The weighted average amortization period of other intangibles is 9.2 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Balance, beginning of year	$1,816	$2,218	$2,486
Amortization	(457)	(594)	(936)
Servicing rights originated	27	180	519
Change in valuation allowance	(1)	12	149
Balance, end of year	$1,385	$1,816	$2,218
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the years ended December 31:

	2023		2022
	Minimum	Maximum	Minimum	Maximum
Discount rates	13.5%	16.0%	12.5%	15.0%
Prepayment speeds	7.7%	16.1%	6.5%	23.8%
The fair value of servicing rights was $3.2 million at December 31, 2023 and $3.4 million at December 31, 2022.

Note 8 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2023	2022
Retail CDs:
$100 or more	$815,300	$263,341
Less than $100	628,117	266,895
Total retail CDs	1,443,417	530,236
Interest-bearing deposit accounts	1,144,357	1,160,182
Savings accounts	919,244	1,068,547
Money market deposit accounts	775,488	617,029
Governmental deposit accounts	726,713	625,965
Brokered deposit accounts	575,429	125,580
Total interest-bearing deposits	5,584,648	4,127,539
Non-interest-bearing deposits	1,567,649	1,589,402
Total deposits	$7,152,297	$5,716,941
Uninsured deposits were $2.0 billion and $1.6 billion at December 31, 2023 and 2022, respectively. Uninsured amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $788.7 million of the uninsured deposit balances at December 31, 2023.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	2023	2022
3 months or less	$58,708	$19,282
Over 3 to 6 months	99,928	14,871
Over 6 to 12 months	131,263	14,383
Over 12 months	37,180	52,216
Total	$327,079	$100,752
The contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2024	$1,278,306	$575,429	$1,853,735
2025	113,820	—	113,820
2026	18,033	—	18,033
2027	25,033	—	25,033
2028	8,176	—	8,176
Thereafter	49	—	49
Total CDs	$1,443,417	$575,429	$2,018,846
Deposits from related parties were $14.2 million and $8.5 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, Peoples had eleven effective interest rate swaps, with an aggregate notional value of $105.0 million, of which $105.0 million were funded by brokered deposits. Brokered deposits used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”

Note 9 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other	Total
2023
Ending balance	$99,121	$369,000	$133,000	$601,121
Average balance	102,530	353,532	7,495	463,557
Highest month-end balance	125,937	484,000	133,000	585,439
Interest expense	$1,349	$18,058	$315	$19,722
Weighted-average interest rate:
End of year	1.54%	5.41%	4.85%	4.65%
During the year	1.32%	5.11%	4.93%	4.25%
2022
Ending balance	$100,138	$400,000	$—	$500,138
Average balance	113,434	83,356	—	196,790
Highest month-end balance	286,442	400,000	—	500,138
Interest expense	$274	$2,387	$—	$2,661
Weighted-average interest rate:
End of year	0.40%	4.36%	—%	3.57%
During the year	0.24%	2.86%	—%	1.35%
2021
Ending balance	$111,482	$55,000	$—	$166,482
Average balance	70,674	30,289	—	100,963
Highest month-end balance	119,693	65,017	—	184,693
Interest expense	$66	$475	$—	$541
Weighted-average interest rate:
End of year	0.09%	0.74%	—%	0.31%
During the year	0.09%	1.57%	—%	0.54%
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.
The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in “Note 10 Long-Term Borrowings,” are collateralized by residential mortgage loans and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples’ FHLB advances of $60.0 million and $55.0 million matured in 2023 and 2022, respectively.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window, as well as a Bank Term Funding Program (“BTFP”) loan. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to 90 days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2023, Peoples had available Federal Reserve Discount Window credit of $320.7 million. Peoples also has a $133.0 million loan under the BTFP. Loans with the BTFP have a term of up to one year. As of the date of Peoples’ borrowing, the interest rate for term advances was the one-year overnight index swap rate plus 10 basis points. On January 24, 2024, the Federal Reserve Board announced that it will cease making new loans under the BTFP on March 11, 2024 and that the rate on a borrowing may not be lower than the Interest on Reserve Balances (“IORB”) rate in effect on the day the advance is made; the rate will be fixed for the term of the advance on the day the advance is made.
As of April 3, 2019, Peoples entered into a loan agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement initially had an one-year term, which has subsequently been renewed, most recently as of March 31, 2023 for an additional year, and currently provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions

(other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
The U.S. Bank Loan Agreement is unsecured, and contains certain negative and financial covenants. The financial covenants are applicable to Peoples and its subsidiaries, and are usual and customary for comparable transactions.
As of December 31, 2023, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement, as amended by the Fifth Amendment to the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on March 31, 2024. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 10 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2023		2022
(Dollars in thousands)	Balance	Weighted- Average Rate	Balance	Weighted- Average Rate
FHLB putable, non-amortizing, fixed rate advances	$110,000	3.98%	$30,000	2.51%
FHLB amortizing, fixed rate advances	2,865	1.81%	4,158	1.79%
Vantage non-recourse borrowings	49,572	6.26%	53,147	4.75%
Other long-term borrowings	53,804	9.67%	13,788	8.66%
Long-term borrowings (a)	$216,241		$101,093
(a) The weighted-average interest rate on total long-term borrowings at December 31, 2023 and December 31, 2022 was 5.89% and 4.50%, respectively.
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2023, Peoples borrowed four additional FHLB long-term borrowings, three non-callable advances for $60.0 million, $10.0 million, $10.0 million with fixed interest rates of 4.40%, 4.30%, and 4.11%, respectively, and one callable $10.0 million advance with a fixed interest rate of 4.59%. During 2022, Peoples did not borrow any additional long-term advances from the FHLB. At December 31, 2023, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 2.17% to 4.59%, mature between 2026 and 2028. Outstanding long-term FHLB amortizing, fixed rate advances, which have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031.
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
Non-recourse borrowings are used by Vantage to fund leases. Certain non-recourse borrowings acquired from Vantage were paid off subsequent to the acquisition. The Vantage non-recourse borrowings have interest rates ranging from 2.69% to 11.25% with various maturities, the latest being in 2030. Payments received from customers on non-recourse leases are used to fund repayment of these borrowings. In the event of default, the non-recourse borrowing is forgiven.
Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures assumed from three prior acquisitions. On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc., which included a trust preferred security due in 2037 with a $9.0 million par value and a $6.6 million fair value at acquisition. As of December 31, 2023, this trust preferred security had a carrying value of $8.0 million with an interest rate of 10.06%, inclusive of the impact of fair value adjustments. On September 17, 2021, Peoples completed the Premier Merger, which included a trust preferred security due in 2034 with a $6.2 million par value and a $6.1 million fair value at acquisition. As of December 31, 2023, this trust preferred security had a carrying value of $5.9 million and an interest rate of 9.07%, inclusive of the impact of fair value adjustments. On April 30, 2023, Peoples completed the Limestone Merger, which included four trust preferred securities and junior subordinated debentures. The details of the securities at the time of the Limestone Merger, their current carry values, and current interest rates are included in the table below, inclusive of the impact of fair value adjustments. These trust preferred securities and junior subordinated debentures are considered tier 1 capital (with certain limitations applicable) under current regulatory guidelines.

(Dollars in thousands)		April 30, 2023		December 31, 2023
Description	Maturity Year	Par Value	Fair Value	Carrying Value	Interest Rate
Ascencia Statutory Trust I	2034	3,000	2,430	2,487	12.99%
Porter Statutory Trust II	2034	5,000	4,050	4,145	13.00%
Porter Statutory Trust III	2034	3,000	2,410	2,468	13.04%
Porter Statutory Trust IV	2037	10,000	6,886	7,124	14.19%
Floating rate junior subordinated deferrable interest debentures	2029	25,000	23,677	23,913	7.08%
Total		46,000	39,453	40,137

At December 31, 2023, the aggregate minimum annual retirements of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance
2024	$12,332
2025	7,377
2026	38,015
2027	7,569
2028	86,589
Thereafter	64,359
Total long-term borrowings	$216,241

Note 11 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2020	21,193,402	1,686,046
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(109,385)
Release of restricted common shares	—	34,732
Cancellation of restricted common shares	—	8,129
Grant of unrestricted common shares	—	(21,587)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	7,089
Disbursed out of treasury stock	—	(2,983)
Common shares issued under dividend reinvestment plan	31,314	—
Common shares issued under compensation plan for Boards of Directors	—	(7,589)
Common shares issued under employee stock purchase plan	—	(17,093)
Issuance of common shares related to the Premier Merger	8,589,685	—
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(216,669)
Release of restricted common shares	—	39,445
Cancellation of restricted common shares	—	5,452
Grant of unrestricted common shares	—	(1,500)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	15,688
Disbursed out of treasury stock	—	(3,039)
Common shares repurchased under repurchase program	—	263,183
Common shares issued under dividend reinvestment plan	43,519	—
Common shares issued under compensation plan for Boards of Directors	—	(17,626)
Common shares issued under employee stock purchase plan	—	(18,832)
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(259,648)
Release of restricted common shares	—	43,087
Cancellation of restricted common shares	—	16,778
Grant of unrestricted common shares		(1,900)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	21,042
Disbursed out of treasury stock	—	(4,368)
Common shares repurchased under repurchase program	—	107,219
Common shares issued under dividend reinvestment plan	50,453	—
Common shares issued under compensation plan for Boards of Directors	—	(19,931)
Common shares issued under employee stock purchase plan	—	(34,392)
Issuance of common shares related to the Limestone Merger	6,827,668	—
Shares at December 31, 2023	36,736,041	1,511,348
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares. Peoples purchased an aggregate of 107,219 and 263,183 of Peoples’ outstanding common shares totaling $3.0 million and $7.4 million during 2023 and 2022, respectively. Peoples did not repurchase any common shares during 2021 under the share repurchase program authorized on January 28, 2021.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples’ Board of Directors. At December 31, 2023 and 2022, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2023	2022
First Quarter	$0.38	$0.36
Second Quarter	0.39	0.38
Third Quarter	0.39	0.38
Fourth Quarter	0.39	0.38
Total dividends declared	$1.55	$1.50
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedge	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$14,592	$(3,872)	$(9,384)	$1,336
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	670	—	—	670
Realized loss due to settlement and curtailment, net of tax	—	111	—	111
Other comprehensive (loss) income, net of reclassifications and tax	(21,208)	1,880	5,592	(13,736)
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	47	—	—	47
Realized loss due to settlement and curtailment, net of tax	—	142	—	142
Other comprehensive (loss) income, net of reclassifications and tax	(123,997)	106	8,185	(115,706)
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	2,836	—	—	2,836
Realized loss due to settlement and curtailment, net of tax	—	1,858	—	1,858
Other comprehensive income (loss), net of reclassifications and tax	22,838	(225)	(1,761)	20,852
Balance, December 31, 2023	$(104,222)	$—	$2,632	$(101,590)

Note 12 Employee Benefit Plans

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
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. As of January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $5.4 million in 2023, $4.4 million in 2022 and $3.5 million in 2021.
Note 13 Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$30,476	21.0%	$27,015	21.0%	$11,954	21.0%
Differences in rate resulting from:
State taxes, net of federal benefit	3,053	2.1%	2,277	1.8%	119	0.2%
Investment securities impairment	—	—%	431	0.3%	—	—%
Nondeductible acquisition costs	168	0.1%	42	—%	269	0.5%
Common share awards	(99)	(0.1)%	12	—%	74	0.1%
Bank owned life insurance	(872)	(0.6)%	(551)	(0.4)%	(371)	(0.6)%
Investments in tax credit funds	(352)	(0.2)%	(629)	(0.5)%	(381)	(0.7)%
Captive insurance benefit	(330)	(0.2)%	(421)	(0.3)%	(435)	(0.8)%
Tax-exempt interest income	(555)	(0.4)%	(921)	(0.7)%	(835)	(1.5)%
Fixed asset depreciation	—	—%	—	—%	(1,142)	(2.0)%
Other, net	274	0.2%	94	0.1%	163	0.3%
Income tax expense	$31,763	21.9%	$27,349	21.3%	$9,415	16.5%
Peoples’ reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Current income tax expense	$32,001	$8,783	$6,541
Deferred income tax (benefit) expense	(238)	18,566	2,874
Income tax expense	$31,763	$27,349	$9,415

The significant components of Peoples’ deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2023	2022
Deferred tax assets:
Available-for-sale securities	$31,774	$39,425
Allowance for credit losses	14,902	12,827
Nonaccrual loan interest income	2,753	4,366
Accrued employee benefits	7,344	3,391
Lease obligation	2,822	1,757
Net operating loss carryforward	11,367	158
Purchase accounting adjustments	1,920	—
Other	1,622	899
Gross deferred tax assets	$74,504	$62,823
Valuation allowance	$158	$158
Total deferred tax assets	$74,346	$62,665
Deferred tax liabilities:
Equipment leases	$11,286	$16,316
Deferred loan income	3,117	5,512
Purchase accounting adjustments	—	4,431
Bank premises and equipment	5,116	3,206
Lease right-of-use assets	2,731	1,588
Derivative instruments	774	1,302
Other	3,951	2,259
Total deferred tax liabilities	$26,975	$34,614
Net deferred tax asset	$47,371	$28,051
At December 31, 2023, Peoples had approximately $52 million of federal net operating loss carryforwards and $208,000 of federal tax credit carryforwards, the annual utilization of which are subject to limitation under IRC sections 382 and 383, respectively. Peoples has recorded a deferred tax asset only for the portion of these net operating loss and tax credit carryforwards it is able to, and expects to, utilize under these limitations. At December 31, 2023, Peoples had approximately $9.5 million of state net operating loss carryforwards, the annual utilization of which are subject to limitation under applicable state tax law. Peoples expects to fully utilize $7.3 million of these state net operating loss carryforwards. However, $2.2 million of state net operating loss carryforwards are unlikely to be utilized, resulting in a valuation allowance against the net tax benefit of approximately $158,000.
The federal income tax benefit from sales of investment securities was $777,000 in 2023, $13,000 in 2022, and $181,000 in 2021.
Income tax benefits are recognized in the Consolidated Financial Statements for a tax position only if it is considered “more-likely-than-not” of being sustained in an audit, based solely on the technical merits of the income tax position. If the recognition criteria are met, the amount of income tax benefits to be recognized are measured based on the largest income tax benefit that is more than 50 percent likely to be realized on ultimate resolution of the tax position. The following table provides a reconciliation of uncertain tax positions at December 31:

(Dollars in thousands)	2023	2022
Uncertain tax positions, beginning of year	$89	$106
Gross increase based on tax positions related to current year	527	39
Gross decrease due to the statute of limitations	(89)	(56)
Uncertain tax positions, end of year	$527	$89
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2022. The years open to examination by state taxing authorities vary by jurisdiction.

Note 14 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2023	2022	2021
Net income available to common shareholders	$113,363	$101,292	$47,555
Less: Dividends paid on unvested common shares	531	354	295
Less: Undistributed loss allocated to unvested common shares	269	96	26
Net earnings allocated to common shareholders	$112,563	$100,842	$47,234

Weighted-average common shares outstanding	32,533,086	27,908,022	21,816,511
Effect of potentially dilutive common shares	227,722	91,580	143,372
Total weighted-average diluted common shares outstanding	32,760,808	27,999,602	21,959,883

Earnings per common share:
Basic	$3.46	$3.61	$2.17
Diluted	$3.44	$3.60	$2.15

Anti-dilutive common shares excluded from calculation:
Restricted common shares	9,123	—	275
Note 15 Derivative Financial Instruments

Peoples utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The fair value of derivative financial instruments is included in “Other assets” and “Accrued expenses and other liabilities” in the Consolidated Balance Sheets and in the net other adjustments to reconcile net income to “Net cash provided by operating activities” in the Consolidated Statements of Cash Flows.
Derivative Financial Instruments and Hedging Activities – Risk Management Objective of Using Derivative Financial Instruments
Peoples is exposed to certain risks arising from both its business operations and economic conditions. Peoples principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Peoples manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its assets and liabilities. Peoples also manages interest rate risk through the use of derivative financial instruments. Specifically, Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the values of which are determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples’ known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples’ assets or liabilities. Peoples manages a matched book with respect to customer-related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions.
Cash Flow Hedges of Interest Rate Risk
Peoples’ objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At December 31, 2023, Peoples had entered into eleven interest rate swaps with an aggregate notional value of $105.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to the three-month SOFR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered deposits which will continue to be rolled through the life of the swaps. At December 31, 2023, the interest rate swaps were designated as cash flow hedges of $105.0 million in brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
For derivative financial instruments designated as cash flow hedges and assessed as effective, the changes in the fair value of each derivative financial instrument is reported in AOCL (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples’ variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered deposits are matched to the reset dates and payment dates on the receipt of the three-month SOFR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the years ended December 31, 2023 and December 31, 2022, Peoples had reclassifications of changes in fair value to interest expense of $0.3 million and $0.8 million, respectively.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2023	2022
Notional amount	$105,000	$125,000
Weighted average pay rates	2.22%	2.26%
Weighted average receive rates	4.63%	4.44%
Weighted average maturity	2.0 years	2.6 years
Pre-tax changes in fair value included in AOCL	3,434	5,727
The following table presents changes in fair value recorded in AOCL and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2023	2022
Amount of income recognized in AOCL, pre-tax	$(2,293)	$10,606
The following table reflects the cash flow hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2023		2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to debt	$105,000	$3,314	$125,000	$5,594
Total included in “Other assets”	$105,000	$3,314	$125,000	$5,594
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples. Peoples offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples’ results of operation or financial condition for the years ended December 31, 2023 and 2022.
The following table reflects the non-designated hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2023		2022
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to commercial loans	$416,106	$18,990	$390,126	$28,529
Total included in “Other assets”	416,106	18,990	390,126	28,529

Included in “Accrued expenses and other liabilities”:
Interest rate swaps related to commercial loans	$416,106	19,122	$390,126	$28,529
Total included in “Accrued expenses and other liabilities”	416,106	19,122	390,126	28,529
Pledged Collateral
Peoples pledges or receives collateral for all interest swaps. When the fair value of Peoples’ interest rate swaps are in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples’ interest rate swaps are in a net asset position, the respective counterparties must pledge collateral. At each of December 31, 2023 and December 31, 2022, Peoples had no cash pledged while the counterparties had pledged $12.8 million at December 31, 2023 and $20.9 million at December 31, 2022. At December 31,

2023 and December 31, 2022, Peoples had no investment securities pledged, while counterparties had $2.2 million of investment securities pledged at December 31, 2023 and $2.5 million pledged at December 31, 2022.
Note 16 Off-Balance Sheet Risk

Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples’ customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank’s customer in the nonperformance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples’ exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2023	2022
Home equity lines of credit	$244,367	$197,995
Unadvanced construction loans	349,850	270,229
Other loan commitments	769,759	730,015
Loan commitments	1,363,976	1,198,239
Standby letters of credit	$14,318	$15,451
Note 17 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of total deposits. Average required reserve balances were $0 and $0 in 2023 and 2022, respectively.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2023, Peoples Bank had approximately $153.2 million of net profits available for distribution to Peoples as dividends without regulatory approval.
Capital Requirements
Peoples and Peoples Bank are subject to various regulatory capital guidelines administered by the banking regulatory agencies. Under capital adequacy requirements and the regulatory framework for prompt corrective action, Peoples and Peoples Bank must meet specific capital guidelines that involve quantitative measures of each entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples’ and Peoples Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet future minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on Peoples’ financial results.
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2023, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2023.
At December 31, 2023, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples’ or Peoples Bank’s category.

Peoples’ and Peoples Bank’s actual capital amounts and ratios at December 31 are also presented in the following table:

	2023		2022
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES
Common Equity Tier 1 (a)
Actual	$766,692	11.56%	$604,566	11.92%
For capital adequacy	298,393	4.50%	228,206	4.50%
To be well capitalized	431,011	6.50%	329,631	6.50%
Tier 1 (b)
Actual	$820,496	12.37%	$618,354	12.19%
For capital adequacy	397,857	6.00%	304,274	6.00%
To be well capitalized	530,476	8.00%	405,699	8.00%
Total Capital (c)
Actual	$873,226	13.17%	$662,421	13.06%
For capital adequacy	530,476	8.00%	405,699	8.00%
To be well capitalized	663,095	10.00%	507,124	10.00%
Tier 1 Leverage (d)
Actual	$820,496	9.48%	$618,354	8.92%
For capital adequacy	346,112	4.00%	277,302	4.00%
To be well capitalized	432,640	5.00%	346,628	5.00%
Capital Conservation Buffer	$342,750	5.17%	$256,722	5.06%
Fully phased in	165,774	2.50%	126,781	2.50%
Net Risk-Weighted Assets	$6,630,945		$5,071,240

PEOPLES BANK
Common Equity Tier 1 (a)
Actual	$783,790	11.85%	$593,609	11.72%
For capital adequacy	297,638	4.50%	227,843	4.50%
To be well capitalized	429,921	6.50%	329,107	6.50%
Tier 1 (b)
Actual	$783,790	11.85%	$593,609	11.72%
For capital adequacy	396,850	6.00%	303,791	6.00%
To be well capitalized	529,134	8.00%	405,055	8.00%
Total Capital (c)
Actual	$836,520	12.65%	$637,676	12.59%
For capital adequacy	529,134	8.00%	405,055	8.00%
To be well capitalized	661,417	10.00%	506,318	10.00%
Tier 1 Leverage (d)
Actual	$783,790	9.12%	$593,609	8.58%
For capital adequacy	343,613	4.00%	276,712	4.00%
To be well capitalized	429,517	5.00%	345,890	5.00%
Capital Conservation Buffer	$307,386	4.65%	$232,621	4.59%
Fully phased in	165,354	2.50%	126,580	2.50%
Net Risk-Weighted Assets	$6,614,172		$5,063,183
(a) Ratio represents common equity tier 1 capital to net risk-weighted assets
(b) Ratio represents tier 1 capital to net risk-weighted assets
(c) Ratio represents total capital to net risk-weighted assets
(d) Ratio represents tier 1 capital to average assets

Note 18 Stock-Based Compensation

Under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,493,297. The maximum number of common shares that can be issued for incentive stock options is 750,000 common shares. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available. If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2023, Peoples granted an aggregate of 188,372 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2023, Peoples granted, to certain key employees, an aggregate of 71,276 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2023:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	138,522	$27.25	295,565	$32.20
Awarded	71,276	26.40	188,372	30.30
Released	(60,420)	22.26	(70,458)	32.91
Forfeited	(6,959)	30.52	(9,509)	31.11
Outstanding at December 31	142,419	$28.78	403,970	$31.21
The total intrinsic value of restricted common shares released was $3.7 million, $3.7 million and $2.6 million in 2023, 2022 and 2021, respectively.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples’ common shares at a discount of up to 15%. The following summarizes the amount of stock-based compensation and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Employee stock-based compensation expense:
Restricted common share grant expense	$5,337	$3,707	$3,436
Employee stock purchase plan expense	140	112	79
Total employee stock-based compensation expense	5,477	3,819	3,515
Non-employee director stock-based compensation expense	548	506	375
Total stock-based compensation expense	6,025	4,325	3,890
Recognized tax benefit	(1,402)	(1,007)	(867)
Net expense recognized	$4,623	$3,318	$3,023
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2023, 2022 and 2021. The fair value of restricted common share awards on the grant date is the market price of Peoples’ common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $5.3 million at December 31, 2023, which will be recognized over a weighted-average period of 2.0 years. In 2021, the Board of Directors granted 4,347 unrestricted common shares to non-employee directors, with related stock-based compensation of $135,000.

Note 19 Revenue

The following table details Peoples’ revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2023	2022
Insurance income:
Commission and fees from sale of insurance policies (a)	$16,081	$13,960
Fees related to third-party administration services (a)	301	343
Performance-based commissions (b)	1,634	1,424
Trust and investment income:
Fiduciary income (a)	10,295	10,048
Brokerage income (a)	6,865	6,343
Electronic banking income:
Interchange income (a)	19,380	16,674
Promotional and usage income (a)	5,830	4,420
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	6,425	5,323
Transactional-based fees (b)	10,257	9,260
Commercial loan swap fees (b)	782	662
Other non-interest income transactional-based fees (b)	1,650	1,499
Total	$79,500	$69,956

Timing of revenue recognition:
Services transferred over time	$65,177	$57,111
Services transferred at a point in time	14,323	12,845
Total	$79,500	$69,956
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples’ contract assets and contract liabilities for the year ended December 31, 2023:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2023	$1,294	$5,634
Additional income receivable	209	—
Additional deferred income	—	411
Receipt of income previously receivable	(750)	—
Recognition of income previously deferred	—	(269)
Balance, December 31, 2023	$753	$5,776
For more information on Peoples’ revenue recognition policies, see “Note 1 Summary of Significant Accounting Policies.”
Note 20 Acquisitions

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
Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $16.9 million in non-interest expense for the year ended December 31, 2023. During 2023, acquisition-related non-interest expenses consisted of $6.0 million in professional fees, $5.9 million in salaries and employee benefit costs, $2.9 million in other non-interest expense, $1.8 million in data processing and software expense, and $0.3 million in various other non-interest expense line items. The other non-interest expenses were primarily due to $1.8 million of early contract termination fees on Limestone contracts driven by the system conversions, which took place in the third quarter of 2023.
The following table provides the purchase price calculation as of the date of the Limestone Merger, and the assets acquired and liabilities assumed at their estimated fair values. The estimated fair values below are subject to adjustment for up to one year after April 30, 2023, which include, but are not limited to, loans, including the designation of PCD loans, deferred tax assets and liabilities, and certain other assets and other liabilities.

(Dollars in thousands)	Fair Value
Total purchase price	$177,931
Assets
Cash and balances due from banks	6,422
Interest-bearing deposits in other banks	87,115
Total cash and cash equivalents	93,537
Available-for-sale investment securities, at fair value	166,944
Other investment securities	5,716
Total investment securities	172,660
Loans and leases	1,077,929
Allowance for credit losses (on PCD loans)	(2,051)
Net loans	1,075,878
Bank premises and equipment, net of accumulated depreciation	17,690
Bank owned life insurance	31,343
Other intangible assets	27,722
Other assets	36,874
Total assets	1,455,704
Liabilities
Deposits:
Non-interest-bearing	262,727
Interest-bearing	971,457
Total deposits	1,234,184
Short-term borrowings	60,000
Long-term borrowings	39,453
Accrued expenses and other liabilities	12,967
Total liabilities	1,346,604
Net assets	109,100
Goodwill	$68,831

The goodwill recorded in connection with the Limestone Merger is related to expected synergies to be gained from the combination of Limestone with Peoples’ operations. The employees retained from the Limestone Merger and the geographic locations of Limestone should allow Peoples to continue to grow its loan and deposit portfolios while also increasing Peoples’ ability to penetrate the new markets, which should benefit Peoples in future periods. During Peoples’ evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill. Peoples recorded a core deposit intangible asset in other intangible assets related to the Limestone Merger.

The estimated fair values presented in the above table reflect additional information that was obtained during the three months ended December 31, 2023, which resulted in changes to certain fair value estimates made as of the date of the Limestone Merger. Adjustments to acquisition date estimated fair values are recorded during the period in which they occur and, as a result, previously recorded results have changed. The below table reflects the changes in the estimated fair value as they impact goodwill at December 31, 2023:

(Dollars in thousands)	Fair Value
Loans	(2,051)
Allowance for credit losses (on PCD loans)	(890)
Net loans	(2,941)
Other assets	1,949
Total assets	(992)
Liabilities
Long-term borrowings	5,709
Total liabilities	5,709
Net assets	(6,701)
Goodwill	$6,701

Loans acquired by Peoples in a business combination that have evidence of more than insignificant credit deterioration, which includes loans as to which Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered “purchased credit deteriorated” (or “PCD”) loans. Acquired PCD loans are reported net of the unamortized fair value adjustment. These loans are recorded at the purchase price, and an allowance for credit losses is determined based upon discrete credit marks, along with discounted cash flow models based upon similar pools of loans, using a similar methodology as for other loans. The following table details the fair value adjustment for acquired PCD loans as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
PCD loans
Commercial real estate, other	$30,907	$(1,340)	$(2,160)	$27,407
Commercial and industrial	16,466	(379)	(610)	15,477
Residential real estate	6,328	(228)	(770)	5,330
Home equity lines of credit	774	(18)	11	767
Consumer	1,029	(86)	78	1,021
Fair value	$55,504	$(2,051)	$(3,451)	$50,002

Peoples’ operating results for the twelve months ended December 31, 2023 include the operating results of the acquired assets and assumed liabilities of Limestone subsequent to the Limestone Merger. Due to the timing of the acquisition closing and the conversion of Limestone systems, as well as other streamlining and integration of the operating activities into those of Peoples, historical reporting for the former Limestone operations is impracticable and the separate disclosures of revenue from the assets acquired and income before income taxes is impracticable for the periods subsequent to the acquisition. The following table presents unaudited pro forma information as if the Limestone Merger had occurred on January 1, 2022. The pro forma adjustments include any changes in interest income due to the accretion of discounts, or amortization of premiums, associated with the fair value adjustments to acquired loans, interest-bearing deposits, long-term borrowings and customer deposit intangibles that would have resulted had the assets and liabilities been acquired as of January 1, 2022. The pro forma information excludes Peoples’ acquisition-related expenses as described above as well as a provision of credit losses of $8.1 million recorded to establish an allowance for credit losses for non-PCD loans relating to the acquired loans. The pro forma information reflects the adoption of the current expected credit loss (“CECL”) accounting standard by Limestone as of January 1, 2023. The pro forma information does not necessarily reflect the results of operations that would have occurred had Peoples acquired Limestone on January 1, 2022. Additionally, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

	Unaudited Pro Forma For
	Twelve months ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Net interest income	$351,164	$317,226
Non-interest income	87,890	87,713
Net income	130,153	127,023
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
Vantage Financial, LLC
On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota. Peoples Bank acquired assets comprising Vantage’s lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Under the terms of the agreement, Peoples Bank paid cash consideration of $54.0 million, and also repaid $28.9 million in recourse debt on behalf of Vantage, for total consideration of $82.9 million. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide-array of industries.
Peoples recorded acquisition-related expenses during 2023 of $46,000 related to the Vantage acquisition, which consisted of professional fees. Peoples recorded acquisition-related expenses during 2022 of $1.6 million related to the Vantage acquisition, which included $1.3 million in professional fees.
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
The goodwill recorded in connection with the Vantage acquisition is related to expected synergies to be gained from the combination of Vantage with Peoples’ operations. The employees retained from the Vantage acquisition should allow Peoples to continue to grow the lease portfolio, along with Peoples’ resources, and should benefit Peoples in future periods. During Peoples’ evaluation of intangible assets, it was determined that an assembled workforce intangible asset was not separately recognizable and was included in goodwill. Peoples recorded other intangible assets, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
The following table details the fair value adjustment for acquired PCD leases as of the acquisition date:

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit Premium	Fair Value
PCD leases
Leases	$3,412	$(801)	$1,120	$3,731
Fair value	$3,412	$(801)	$1,120	$3,731
Note 21 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	17,099	14,961
Due from subsidiary bank	771	1,353
Other investment securities	237	234
Investments in subsidiaries:
Bank	1,072,238	774,294
Non-bank	17,606	11,944
Other assets	12,084	2,877
Total assets	$1,120,085	$805,713
Liabilities:
Accrued expenses and other liabilities	$3,342	$3,336
Dividends payable	938	781
Mandatorily redeemable capital securities of subsidiary trusts and junior subordinated debentures	62,271	16,268
Total liabilities	66,551	20,385
Total stockholders’ equity	1,053,534	785,328
Total liabilities and stockholders’ equity	$1,120,085	$805,713

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Dividends from subsidiary bank	$48,000	$52,000	$29,000
Dividends from non-bank subsidiary	200	1,860	1,750
Interest and other income	11	39	73
Total income	48,211	53,899	30,823
Expense:
Trust preferred securities expense	1,147	744	367
Intercompany management fees	1,873	1,379	1,303
Other expense	11,011	6,539	5,675
Total expense	14,031	8,662	7,345
Income before federal income taxes and equity in undistributed earnings of subsidiaries	34,180	45,237	23,478
Applicable income tax expense	(3,296)	(1,979)	(1,295)
Equity in undistributed earnings of subsidiaries	75,887	54,076	22,782
Net income	$113,363	$101,292	$47,555

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Operating activities
Net income	$113,363	$101,292	$47,555
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	—	138	6,224
Equity in undistributed earnings of subsidiaries	(75,887)	(54,076)	(22,782)
Gain on investment securities	—	—	—
Other, net	(6,757)	5,008	3,930
Net cash provided by operating activities	30,719	52,362	34,927
Investing activities
Net proceeds from sales and maturities of investment securities	—	—	10
Investment in subsidiaries	(39,414)	(13,084)	(16,282)
Decrease in receivable from subsidiary	40,086	12,279	16,344
Business combinations, net of cash received	27,763	(1,239)	(710)
Other, net	(1,636)	(262)	(1,998)
Net cash used in investing activities	26,799	(2,306)	(2,636)
Financing activities
Purchase of treasury stock	(4,799)	(9,152)	(1,306)
Proceeds from issuance of common shares	1,264	1,226	906
Cash dividends paid	(51,845)	(42,371)	(31,002)
Net cash used in financing activities	(55,380)	(50,297)	(31,402)
Net increase (decrease) in cash and cash equivalents	2,138	(241)	889
Cash and cash equivalents at the beginning of year	15,011	15,252	14,363
Cash and cash equivalents at the end of year	$17,149	$15,011	$15,252
Supplemental cash flow information:
Interest paid	$676	$663	$331

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS,” “THE BOARD AND COMMITTEES OF THE BOARD” and “CORPORATE GOVERNANCE AND BOARD MATTERS - Nominating Procedures” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 25, 2024 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2023 Annual Meeting of Shareholders held on April 27, 2023.
The information regarding Peoples’ executive officers required by Item 401 of SEC Regulation S-K will be included in the section captioned “EXECUTIVE OFFICERS” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.
The information required by Item 405 of SEC Regulation S-K regarding beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “DELINQUENT SECTION 16(a) REPORTS” of Peoples’ Definitive Proxy Statement, to the extent that disclosure of information is required.

The Board of Directors of Peoples has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Governance and Nominating Committee, and the Risk Committee.
In accordance with the requirements of Rule 5610 of the Nasdaq Stock Market Corporate Governance Requirements, the Board of Directors of Peoples has adopted a Code of Ethics covering the directors, officers and employees of Peoples and Peoples’ subsidiaries, including, without limitation, the principal executive officer, the principal financial officer, the principal accounting officer and the controller of Peoples. Peoples intends to disclose the following events, if they occur, in a Current Report on Form 8-K and on the “Investor Relations” page of Peoples’ Internet website at www.peoplesbancorp.com within four business days following their occurrence:
(A)the date and nature of any amendment to a provision of Peoples’ Code of Ethics that
(a)applies to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions,
(b)relates to any element of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K, and
(c)is not a technical, administrative or other non-substantive amendment; and
(B)a description (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver) of any waiver, including an implicit waiver, from a provision of the Code of Ethics granted to the principal executive officer, principal financial officer, principal accounting officer or controller of Peoples, or persons performing similar functions, that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K.
In addition, in accordance with the rules of the Nasdaq Stock Market, Peoples will disclose any waivers from the provisions of the Code of Ethics granted to a director or an executive officer of Peoples in a Current Report on Form 8-K within four business days following their occurrence.
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the “Corporate Overview – Governance Documents” tab of the “Investor Relations” page of Peoples’ Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE FOR 2023,” “GRANTS OF PLAN-BASED AWARDS FOR 2023,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2023,” “OPTION EXERCISES AND STOCK VESTED FOR 2023,” “PENSION BENEFITS FOR 2023,” “NON-QUALIFIED DEFERRED COMPENSATION FOR 2023,” “OTHER

POTENTIAL POST-EMPLOYMENT PAYMENTS,” “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

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
Equity Compensation Plan Information
The table below provides information as of December 31, 2023, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
(i)the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan, as successor to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (the “2006 Equity Plan”);
(ii)the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (the “Directors’ Deferred Compensation Plan”); and
(iii)the Peoples Bancorp Inc. Employee Stock Purchase Plan (the “ESPP”).
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	603,496	(1)	$—	841,674	(2)
Total	603,496		$—	841,674
(1)Includes an aggregate of 546,389 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 57,107 common shares allocated to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan.
(2)Includes 697,190 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2023, as well as 144,484 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan since the terms of the Directors’ Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants’ bookkeeping accounts.
Additional information regarding Peoples’ stock-based compensation plans can be found in “Note 18 Stock-Based Compensation.”
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the sections captioned “TRANSACTIONS WITH RELATED PERSONS,” “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS,” “THE BOARD AND COMMITTEES OF THE BOARD,” “CORPORATE GOVERNANCE AND BOARD MATTERS - Independence of Directors,” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the section captioned “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of Peoples’ Definitive Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements:
The following reports of the independent registered public accounting firm and consolidated financial statements of Peoples Bancorp Inc. and subsidiaries are filed as required by “ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” and set forth immediately following “ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS” of this Form 10-K:
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
(c)     Financial Statement Schedules
None.
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, between Peoples Bancorp Inc. and Limestone Bancorp, Inc. +	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) (“Peoples’ September 30, 2017 Form 10-Q”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2021 (File No. 0-16772) (“Peoples’ June 30, 2021 Form 10-Q”)

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments) [For purposes of SEC reporting compliance only - not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(h) to Peoples’ June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc. for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) (“Peoples’ June 28, 2018 Form 8-K”)

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples’ June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Junior Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2015 (File No. 0-16772) (“Peoples’ June 30, 2015 Form 10-Q”)

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples’ June 30, 2015 Form 10-Q

4.3(a)
Amended and Restated Declaration of Trust of NB&T Statutory Trust III, dated and effective as of June 25, 2007 NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as “Sponsor”
Incorporated herein by reference to Exhibit 4.2(a) to Peoples’ June 30, 2015 Form 10-Q

4.3(b)	Notice of Removal of Administrators and Appointment of Replacements, dated June 5, 2015, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2(b) to Peoples’ June 30, 2015 Form 10-Q

4.3(c)	Notice of Removal of Administrator and Appointment of Replacement, dated February 11, 2021, delivered to Wilmington Trust Company by the Continuing Administrators and the Successor Administrator named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.3(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

Exhibit Number	Description	Exhibit Location

4.4
Guarantee Agreement, dated as of June 25, 2007, between NB&T Financial Group, Inc. and Wilmington Trust Company, as guarantee trustee, relating to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded to and was substituted for NB&T Financial Group, Inc. as “Guarantor”
Incorporated herein by reference to Exhibit 4.3 to Peoples’ June 30, 2015 Form 10-Q

4.5(a)	Indenture, dated as of February 26, 2004, between First National Bankshares Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to Floating Rate Junior Subordinated Debt Securities Due 2034	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2021 (File No. 0-16772) (“Peoples’ September 30, 2021 Form 10-Q”)

4.5(b)	First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., as successor to First National Bankshares Corporation	Incorporated herein by reference to Exhibit 4.1(b) to Peoples’ September 30, 2021 Form 10-Q

4.5(c)	Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., as successor to Premier Financial Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.1 (c) to Peoples’ September 30, 2021 Form 10-Q

4.6
Amended and Restated Declaration of Trust of FNB Capital Trust One, dated as of February 26, 2004 NOTE: Pursuant to the First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Bancorp, Inc., Premier Bancorp, Inc., succeeded to and was substituted for First National Bankshares Corporation as “Sponsor” and pursuant to the Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc., succeeded and was substituted for Premier Financial Bancorp, Inc. as “Sponsor”
Incorporated herein by reference to Exhibit 4.2 to Peoples’ September 30, 2021 Form 10-Q

4.7	Notice of Removal of Administrators and Appointment of Replacements, dated September 17, 2021, delivered to Wilmington Trust Company by the Successor Administrators named therein and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.3 to Peoples’ September 30, 2021 Form 10-Q

4.8
Guarantee Agreement, dated as of February 26, 2004, between First National Bankshares Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, related to the Capital Securities (as defined therein) NOTE: Pursuant to the First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., Premier Financial Bancorp, Inc. succeeded to and was substituted for First National Bankshares Corporation as “Guarantor” and pursuant to the Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., Peoples Bancorp Inc. succeeded and was substituted for Premier Financial Bancorp, Inc. as “Guarantor”
Incorporated herein by reference to Exhibit 4.4 to Peoples’ September 30, 2021 Form 10-Q

4.9	Description of Common Shares of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2023 (File No. 0-16772) (“Peoples’ June 30, 2023 Form 10-Q”)
10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2015 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.1(c)	Rabbi Trust Agreement, entered into effective on September 1, 2022, between Peoples Bancorp Inc. and Reliance Trust Company, a state chartered trust company, as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2022 (File No. 0-16772) (“Peoples’ 2022 Form 10-K”)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2021 and ending with the fiscal year ended December 31, 2022]*	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2023]*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ 2022 Form 10-K

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2024]*	Filed herewith

10.5	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.6	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.8	Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 27, 2023; successor to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99.1 to Peoples’ Current Report on Form 8-K dated and filed on May 2, 2023 (File No. 0-16772)

10.9	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2018 (File No. 0-16772) (“Peoples’ September 30, 2018 Form 10-Q”)

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2018 Form 10-Q

10.11(a)	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.11(b)	First Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of May 17, 2021)*	Incorporated herein by reference to Exhibit 10.11(b) to Peoples’ 2022 Form 10-K

10.11(c)	Second Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of September 1, 2022)*	Incorporated herein by reference to Exhibit 10.11(c) to Peoples’ 2022 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.12	Peoples Bancorp Inc. Amended and Restated Change in Control Agreement between Peoples Bancorp Inc. and Charles W. Sulerzyski (adopted April 4, 2011)*	Incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2011 (File No. 0-16772)

10.13	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.14	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.15	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ March 31, 2017 Form 10-Q

10.16	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2019 (File No. 0-16772)

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.18	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form-10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2020 (File No. 0-16772) (“Peoples September 30, 2020 Form 10-Q”)

10.19	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2020 Form 10-Q

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ September 30, 2020 Form 10-Q

10.21	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Matthew Macia (adopted August 21, 2023)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2023 Form 10-Q

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Hugh Donlon (adopted September 9, 2023)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2023 Form 10-Q

10.23	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used and to be used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2023 Form 10-Q

10.24	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to July 26, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ June 30, 2023 Form 10-Q

10.25	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after July 26, 2023*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2023 Form 10-Q
10.26	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after October 23, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ September 30, 2023 Form 10-Q

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

97	Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to the Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 28, 2024	By: /s/	CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CHARLES W. SULERZYSKI		President, Chief Executive Officer and Director (Principal Executive Officer)	2/28/2024
Charles W. Sulerzyski

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2/28/2024
Katie Bailey

/s/ TARA M. ABRAHAM*		Director	2/28/2024
Tara M. Abraham

/s/ S. CRAIG BEAM*		Director	2/28/2024
S. Craig Beam

/s/ DAVID F. DIERKER*		Director	2/28/2024
David F. Dierker

/s/ GLENN HOGAN*		Director	2/28/2024
Glenn Hogan

/s/ JAMES S. HUGGINS*		Director	2/28/2024
James S. Huggins

/s/ BROOKE W. JAMES*		Director	2/28/2024
Brooke W. James

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	2/28/2024
Susan D. Rector

/s/ KEVIN R. REEVES*		Director	2/28/2024
Kevin R. Reeves

/s/ CAROL A. SCHNEEBERGER*		Director	2/28/2024
Carol A. Schneeberger

/s/ FRANCES A. SKINNER*		Director	2/28/2024
Frances A. Skinner

/s/ DWIGHT SMITH*		Director	2/28/2024
Dwight Smith

/s/ MICHAEL N. VITTORIO*		Director	2/28/2024
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ CHARLES W. SULERZYSKI
Charles W. Sulerzyski
President and Chief Executive Officer
Attorney-in-Fact