Form 10-Q
period 2024-03-31
PEOPLES BANCORP INC
filed 2024-05-02
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,493,844 common shares, without par value, at April 30, 2024.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$103,784	$111,680
Interest-bearing deposits in other banks	325,936	315,042
Total cash and cash equivalents	429,720	426,722
Available-for-sale investment securities, at fair value (amortized cost of $1,262,319 at March 31, 2024 and $1,184,288 at December 31, 2023) (a)	1,116,466	1,048,322
Held-to-maturity investment securities, at amortized cost (fair value of $602,112 at March 31, 2024 and $612,022 at December 31, 2023) (a)	679,506	683,657
Other investment securities	62,939	63,421
Total investment securities (a)	1,858,911	1,795,400
Loans and leases, net of deferred fees and costs (b)	6,202,827	6,159,196
Allowance for credit losses	(64,822)	(62,011)
Net loans and leases (c)	6,138,005	6,097,185
Loans held for sale	3,030	1,866
Bank premises and equipment, net of accumulated depreciation	107,258	103,856
Bank owned life insurance	141,568	140,554
Goodwill	362,169	362,169
Other intangible assets	47,116	50,003
Other assets	182,997	179,627
Total assets	$9,270,774	$9,157,382
Liabilities
Deposits:
Non-interest-bearing	$1,468,363	$1,567,649
Interest-bearing	5,858,193	5,584,648
Total deposits	7,326,556	7,152,297
Short-term borrowings	513,496	601,121
Long-term borrowings	236,283	216,241
Accrued expenses and other liabilities	132,437	134,189
Total liabilities	8,208,772	8,103,848
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2024 or at December 31, 2023	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,747,787 shares issued at March 31, 2024 and 36,736,041 shares issued at December 31, 2023, including at each date shares held in treasury	861,925	865,227
Retained earnings	343,076	327,237
Accumulated other comprehensive loss, net of deferred income taxes	(108,940)	(101,590)
Treasury stock, at cost, 1,355,337 shares at March 31, 2024 and 1,511,348 shares at December 31, 2023	(34,059)	(37,340)
Total stockholders’ equity	1,062,002	1,053,534
Total liabilities and stockholders’ equity	$9,270,774	$9,157,382
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $238, respectively, at March 31, 2024, and $0 and $238, respectively, at December 31, 2023.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Interest income:
Interest and fees on loans and leases	$110,749	$71,762
Interest and dividends on taxable investment securities	13,919	11,003
Interest on tax-exempt investment securities	1,003	996
Other interest income	1,922	388
Total interest income	127,593	84,149
Interest expense:
Interest on deposits	33,304	5,661
Interest on short-term borrowings	4,184	4,457
Interest on long-term borrowings	3,465	1,153
Total interest expense	40,953	11,271
Net interest income	86,640	72,878
Provision for credit losses	6,102	1,853
Net interest income after provision for credit losses	80,538	71,025
Non-interest income:
Insurance income	6,498	5,425
Electronic banking income	6,046	5,443
Trust and investment income	4,599	4,084
Deposit account service charges	4,223	3,523
Bank owned life insurance income	1,500	707
Lease income	1,236	1,077
Mortgage banking income	321	314
Net loss on investment securities	(1)	(1,935)
Net loss on asset disposals and other transactions	(341)	(246)
Other non-interest income	1,698	668
Total non-interest income	25,779	19,060
Non-interest expense:
Salaries and employee benefit costs	38,893	32,028
Net occupancy and equipment expense	6,283	4,955
Data processing and software expense	5,769	4,562
Professional fees	2,967	2,881
Amortization of other intangible assets	2,788	1,871
Electronic banking expense	1,781	1,491
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,186	801
Other loan expenses	1,076	739
Marketing expense	1,056	930
Franchise tax expense	881	1,034
Communication expense	799	613
Other non-interest expense	4,986	4,574
Total non-interest expense	68,465	56,479
Income before income taxes	37,852	33,606
Income tax expense	8,268	7,046
Net income	$29,584	$26,560
Earnings per common share - basic	$0.85	$0.95
Earnings per common share - diluted	$0.84	$0.94
Weighted-average number of common shares outstanding - basic	34,740,349	27,891,760
Weighted-average number of common shares outstanding - diluted	35,051,810	28,021,879
Cash dividends declared	$13,745	$10,725
Cash dividends declared per common share	$0.39	$0.38

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net income	$29,584	$26,560
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(9,887)	20,362
Related tax benefit (expense)	2,340	(4,647)
Reclassification adjustment for net loss included in net income	1	1,935
Related tax expense	—	(452)
Net effect on other comprehensive (loss) income	(7,546)	17,198
Defined benefit plan:
Amortization of unrecognized loss and service cost on benefit plans	—	2
Net effect on other comprehensive (loss) income	—	2
Cash flow hedges:
Net gain (loss) arising during the period	256	(1,356)
Related tax (expense) benefit	(60)	313
Net effect on other comprehensive (loss) income	196	(1,043)
Total other comprehensive (loss) income, net of tax	(7,350)	16,157
Total comprehensive income	$22,234	$42,717

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	29,584	—	—	29,584
Other comprehensive loss, net of tax	—	—	(7,350)	—	(7,350)
Cash dividends declared	—	(13,745)	—	—	(13,745)
Reissuance of treasury stock for common share awards	(6,862)	—	—	6,862	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(869)	(869)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	455	—	—	—	455
Common shares issued under compensation plan for Boards of Directors	21	—	—	117	138
Common shares issued under employee stock purchase plan	60	—	—	171	231
Stock-based compensation	3,024	—	—	—	3,024
Balance, March 31, 2024	$861,925	$343,076	$(108,940)	$(34,059)	$1,062,002

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	26,560	—	—	26,560
Other comprehensive income, net of tax	—	—	16,157	—	16,157
Cash dividends declared	—	(10,725)	—	—	(10,725)
Reissuance of treasury stock for common share awards	(4,685)	—	—	4,685	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(920)	(920)
Common shares issued under dividend reinvestment plan	402	—	—	—	402
Common shares issued under compensation plan for Boards of Directors	8	—	—	128	136
Common shares issued under employee stock purchase plan	42	—	—	413	455
Stock-based compensation	2,150	—	—	—	2,150
Balance, March 31, 2023	$684,367	$281,771	$(110,979)	$(35,616)	$819,543

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$37,009	$47,997
Investing activities:
Available-for-sale investment securities:
Purchases	(105,652)	(22,873)
Proceeds from sales	—	95,362
Proceeds from principal payments, calls and prepayments	26,976	27,922
Held-to-maturity investment securities:
Purchases	(5,114)	(167,169)
Proceeds from principal payments	9,268	33,324
Other investment securities:
Purchases	(7,302)	(4,792)
Proceeds from sales	8,028	3,746
Net increase in loans held for investment	(43,339)	(52,386)
Net expenditures for premises and equipment	(3,870)	(2,757)
Proceeds from sales of other real estate owned	—	107
Business acquisitions, net of cash received	—	(200)
Proceeds from bank owned life insurance contracts	486	—
Investment in limited partnership and tax credit funds	(2,566)	(267)
Net cash used in investing activities	(123,085)	(89,983)
Financing activities:
Net decrease in non-interest-bearing deposits	(99,286)	(34,338)
Net increase in interest-bearing deposits	273,573	105,991
Net decrease in short-term borrowings	(87,625)	(9,468)
Proceeds from long-term borrowings	26,770	2,899
Payments on long-term borrowings	(7,047)	(8,450)
Cash dividends paid	(13,893)	(10,993)
Purchase of treasury stock under share repurchase program	(3,000)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(869)	(920)
Proceeds from issuance of common shares	451	397
Net cash provided by financing activities	89,074	45,118
Net increase in cash and cash equivalents	2,998	3,132
Cash and cash equivalents at beginning of period	426,722	154,022
Cash and cash equivalents at end of period	$429,720	$157,154

Supplemental cash flow information:
Interest paid	$37,614	$9,675
Income taxes paid	70	105
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	64	—
Noncash recognition of new leases	509	336
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Peoples' 2023 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2023 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after March 31, 2024 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2023, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2023 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Refer to "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2023 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
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
Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2023 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2024		December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$28,773	$—	$30,296	$—
U.S. government sponsored agencies	—	200,460	—	118,607
States and political subdivisions	—	208,750	—	213,296
Residential mortgage-backed securities	—	621,691	—	628,924
Commercial mortgage-backed securities	—	50,791	—	51,234
Bank-issued trust preferred securities	—	6,001	—	5,965
Total available-for-sale securities	$28,773	$1,087,693	$30,296	$1,018,026
Equity investment securities (a)	197	236	191	237
Derivative assets (b)	—	25,149	—	22,304
Liabilities:
Derivative liabilities (c)	$—	$21,684	$—	$19,122
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, secured overnight funding rate ("SOFR") (or other relevant) yield curves, credit spreads and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services or broker in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at March 31, 2024 and December 31, 2023.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2024		December 31, 2023
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$1,928	$—	$501
Loans held for sale (a)	2,123	—	1,663	—
Other real estate owned	—	63	—	7,118
(a) Loans held for sale are presented gross of a valuation allowance of $138 and $163 at March 31, 2024 and at December 31, 2023, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$429,720	$429,720	$426,722	$426,722
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	188,423	179,645	188,475	180,825
States and political subdivisions (a)	2	144,315	113,075	144,496	114,288
Residential mortgage-backed securities	2	246,579	225,621	248,559	231,620
Commercial mortgage-backed securities	2	100,427	83,771	102,365	85,289
Total held-to-maturity securities		679,744	602,112	683,895	612,022
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	28,426	28,426	29,949	29,949
Federal Reserve Bank ("FRB") stock	N/A	27,114	27,114	26,896	26,896
Total other investment securities at cost		55,540	55,540	56,845	56,845
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	3,890	3,890	3,162	3,162
Other investment securities (c)	2	3,076	3,076	2,985	2,985
Total other investment securities		62,506	62,506	62,992	62,992
Loans and leases, net of deferred fees and costs (d)	3	6,202,827	6,059,878	6,159,196	6,064,999
Bank owned life insurance	2	141,568	141,568	140,554	140,554
Liabilities:
Deposits	2	$7,326,556	$6,410,812	$7,152,297	$6,319,885
Short-term borrowings	2	513,496	527,408	601,121	619,999
Long-term borrowings	2	236,283	242,685	216,241	222,743
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $238 at both March 31, 2024 and December 31, 2023.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at March 31, 2024 and at December 31, 2023, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $64.8 million and $62.0 million at March 31, 2024 and at December 31, 2023, respectively.

For certain financial assets and liabilities, carrying value approximates fair value due to the nature of the financial instrument. These financial instruments include cash and cash equivalents and overnight borrowings. Peoples used the following methods and assumptions in estimating the fair value of the following financial instruments:
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Obligations of:
U.S. Treasury and government agencies	$29,807	$113	$(1,147)	$28,773
U.S. government sponsored agencies	210,871	597	(11,008)	200,460
States and political subdivisions	237,207	92	(28,549)	208,750
Residential mortgage-backed securities	717,657	1,366	(97,332)	621,691
Commercial mortgage-backed securities	60,277	1	(9,487)	50,791
Bank-issued trust preferred securities	6,500	—	(499)	6,001
Total available-for-sale securities	$1,262,319	$2,169	$(148,022)	$1,116,466
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$30,999	$292	$(995)	$30,296
U.S. government sponsored agencies	128,500	639	(10,532)	118,607
States and political subdivisions	239,906	485	(27,095)	213,296
Residential mortgage-backed securities	717,772	1,819	(90,667)	628,924
Commercial mortgage-backed securities	60,611	5	(9,382)	51,234
Bank-issued trust preferred securities	6,500	—	(535)	5,965
Total available-for-sale securities	$1,184,288	$3,240	$(139,206)	$1,048,322

The gross gains and losses realized by Peoples from sales of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Gross gains realized	$—	$78
Gross losses realized	1	2,013
Net (loss) gain realized	$(1)	$(1,935)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2024
Obligations of:
U.S. Treasury and government agencies	$12,003	$173	23	$11,565	$974	5	$23,568	$1,147
U.S. government sponsored agencies	63,921	114	10	77,014	10,894	15	140,935	11,008
States and political subdivisions	26,352	439	66	171,591	28,110	144	197,943	28,549
Residential mortgage-backed securities	70,006	1,833	75	517,070	95,499	239	587,076	97,332
Commercial mortgage-backed securities	6,380	152	8	44,290	9,335	21	50,670	9,487
Bank-issued trust preferred securities	1,988	12	1	4,013	487	3	6,001	499
Total	$180,650	$2,723	183	$825,543	$145,299	427	$1,006,193	$148,022
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$8,568	$83	22	$11,631	$912	5	$20,199	$995
U.S. government sponsored agencies	14,439	35	4	74,211	10,497	15	88,650	10,532
States and political subdivisions	18,268	136	32	167,346	26,959	138	185,614	27,095
Residential mortgage-backed securities	58,671	1,150	66	529,895	89,517	238	588,566	90,667
Commercial mortgage-backed securities	6,000	112	7	44,656	9,270	21	50,656	9,382
Bank-issued trust preferred securities	1,984	16	1	3,981	519	3	5,965	535
Total	$107,930	$1,532	132	$831,720	$137,674	420	$939,650	$139,206
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At March 31, 2024, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2024, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2024 and December 31, 2023 were largely attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses. Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.8 million at March 31, 2024 and $8.8 million at December 31, 2023.
The unrealized loss with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at March 31, 2024 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2024. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$985	$15,661	$7,272	$5,889	$29,807
U.S. government sponsored agencies	—	62,046	64,074	84,751	210,871
States and political subdivisions	10,319	45,388	59,362	122,138	237,207
Residential mortgage-backed securities	1	3,330	59,060	655,266	717,657
Commercial mortgage-backed securities	—	12,392	27,108	20,777	60,277
Bank-issued trust preferred securities	2,000	1,000	3,500	—	6,500
Total available-for-sale securities	$13,305	$139,817	$220,376	$888,821	$1,262,319
Fair value
Obligations of:
U.S. Treasury and government agencies	$978	$14,619	$7,303	$5,873	$28,773
U.S. government sponsored agencies	—	57,082	60,078	83,300	200,460
States and political subdivisions	10,264	42,516	50,785	105,185	208,750
Residential mortgage-backed securities	1	3,208	53,811	564,671	621,691
Commercial mortgage-backed securities	—	11,223	22,783	16,785	50,791
Bank-issued trust preferred securities	1,988	942	3,071	—	6,001
Total available-for-sale securities	$13,231	$129,590	$197,831	$775,814	$1,116,466
Total weighted-average yield	3.59%	2.31%	2.77%	2.73%	2.70%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2024
Obligations of:
U.S. government sponsored agencies	$188,423	$—	$309	$(9,087)	$179,645
States and political subdivisions	144,315	(238)	73	(31,075)	113,075
Residential mortgage-backed securities	246,579	—	672	(21,630)	225,621
Commercial mortgage-backed securities	100,427	—	—	(16,656)	83,771
Total held-to-maturity investment securities	$679,744	$(238)	$1,054	$(78,448)	$602,112
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$188,475	$—	$489	$(8,139)	$180,825
States and political subdivisions	144,496	(238)	134	(30,104)	114,288
Residential mortgage-backed securities	248,559	—	1,643	(18,582)	231,620
Commercial mortgage-backed securities	102,365	—	—	(17,076)	85,289
Total held-to-maturity investment securities	$683,895	$(238)	$2,266	$(73,901)	$612,022
There were no sales of held-to-maturity investment securities during either of the three months ended March 31, 2024 or 2023.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored agencies investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both March 31, 2024, and December 31, 2023.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2024
Obligations of:
U.S. government sponsored agencies	$35,986	$537	12	118,531	8,550	21	$154,517	$9,087
States and political subdivisions	—	—	—	109,887	31,075	67	109,887	31,075
Residential mortgage-backed securities	51,550	1,274	17	133,314	20,356	39	184,864	21,630
Commercial mortgage-backed securities	8,575	1,297	5	73,196	15,359	30	81,771	16,656
Total	$96,111	$3,108	34	$434,928	$75,340	157	$531,039	$78,448
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$64,487	$356	14	$86,071	$7,783	18	$150,558	$8,139
States and political subdivisions	—	—	—	111,040	30,104	67	111,040	30,104
Residential mortgage-backed securities	44,379	1,105	14	117,654	17,477	34	162,033	18,582
Commercial mortgage-backed securities	13,919	1,845	6	71,370	15,231	31	85,289	17,076
Total	$122,785	$3,306	34	$386,135	$70,595	150	$508,920	$73,901
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at March 31, 2024. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.2% at March 31, 2024. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	10,500	$10,643	$67,056	$100,224	$188,423
States and political subdivisions	—	6,422	11,419	126,474	144,315
Residential mortgage-backed securities	—	451	4,241	241,887	246,579
Commercial mortgage-backed securities	1,490	9,371	38,821	50,745	100,427
Total held-to-maturity investment securities	$11,990	$26,887	$121,537	$519,330	$679,744
Fair value
Obligations of:
U.S. government sponsored agencies	10,419	$10,144	$66,436	$92,646	$179,645
States and political subdivisions	—	6,249	9,813	97,013	113,075
Residential mortgage-backed securities	—	441	3,696	221,484	225,621
Commercial mortgage-backed securities	1,478	8,719	32,914	40,660	83,771
Total held-to-maturity investment securities	$11,897	$25,553	$112,859	$451,803	$602,112
Total weighted-average yield	3.85%	2.51%	4.00%	3.51%	3.57%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2024	December 31, 2023
FHLB stock	$28,426	$29,949
FRB stock	27,114	26,896
Nonqualified deferred compensation	3,890	3,162
Equity investment securities	2,640	2,545
Other investment securities	869	869
Total other investment securities	$62,939	$63,421
During the three months ended March 31, 2024, Peoples redeemed $8.0 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $6.5 million of additional FHLB stock during the three months ended March 31, 2024, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended March 31, 2024 and 2023, Peoples recorded the change in the fair value of equity investment securities held during the period, in "Other non-interest income", resulting in an unrealized gains of $47,000 and $21,000, respectively.
At March 31, 2024, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at March 31, 2024.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2024	December 31, 2023

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$809,988	$713,033
Held-to-maturity	568,473	559,142
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	98,146	85,899
Held-to-maturity	50,046	39,607
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Construction	$314,687	$364,019
Commercial real estate, other	2,243,780	2,196,957
Commercial and industrial	1,214,615	1,184,986
Premium finance	238,962	203,177
Leases	422,694	414,060
Residential real estate	781,888	791,095
Home equity lines of credit	221,079	208,675
Consumer, indirect	650,228	666,472
Consumer, direct	113,588	128,769
Deposit account overdrafts	1,306	986
Total loans, at amortized cost	$6,202,827	$6,159,196
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $24.3 million at March 31, 2024 and $24.5 million at December 31, 2023.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$—	$—
Commercial real estate, other	3,773	231	2,816	78
Commercial and industrial	6,205	10	2,758	316
Premium finance	—	2,208	—	1,355
Leases	10,136	4,070	8,436	3,826
Residential real estate	7,450	780	7,921	877
Home equity lines of credit	1,134	181	1,022	171
Consumer, indirect	2,506	134	2,412	68
Consumer, direct	157	48	112	25
Total loans, at amortized cost	$31,361	$7,662	$25,477	$6,716
(a) There were $3.8 million of nonaccrual loans for which there was no allowance for credit losses at March 31, 2024 and $1.2 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2023.
During the first three months of 2024, nonaccrual loans increased compared to at December 31, 2023, which was primarily due to one large commercial and industrial loan of approximately $1.9 million that went on nonaccrual status during the first quarter of 2024. Further, two leases went on nonaccrual status during the quarter which increased the amount reported by $1.4 million. The increase in accruing loans 90+ days past due at March 31, 2024 when compared to at December 31, 2023, was primarily due to an increase in premium finance loans of approximately $0.9 million which was partially offset by a decrease in commercial and industrial loans.
The amount of interest income recognized on accruing loans 90+ days past due during the three months ended March 31, 2024 was $0.5 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2024
Construction	$—	$15	$—	$15	$314,672	$314,687
Commercial real estate, other	2,369	1,332	2,315	6,016	2,237,764	2,243,780
Commercial and industrial	2,482	850	3,772	7,104	1,207,511	1,214,615
Premium finance	1,436	889	2,208	4,533	234,429	238,962
Leases	15,567	2,496	13,902	31,965	390,729	422,694
Residential real estate	11,726	1,179	4,177	17,082	764,806	781,888
Home equity lines of credit	1,386	731	870	2,987	218,092	221,079
Consumer, indirect	5,448	569	1,421	7,438	642,790	650,228
Consumer, direct	553	129	105	787	112,801	113,588
Deposit account overdrafts	—	—	—	—	1,306	1,306
Total loans, at amortized cost	$40,967	$8,190	$28,770	$77,927	$6,124,900	$6,202,827
December 31, 2023
Construction	$13	$52	$—	$65	$363,954	$364,019
Commercial real estate, other	2,728	4,556	1,572	8,856	2,188,101	2,196,957
Commercial and industrial	1,717	1,491	3,052	6,260	1,178,726	1,184,986
Premium finance	1,288	867	1,355	3,510	199,667	203,177
Leases	12,743	4,932	12,014	29,689	384,371	414,060
Residential real estate	14,021	2,733	4,481	21,235	769,860	791,095
Home equity lines of credit	1,561	691	683	2,935	205,740	208,675
Consumer, indirect	7,488	1,550	1,230	10,268	656,204	666,472
Consumer, direct	536	282	43	861	127,908	128,769
Deposit account overdrafts	—	—	—	—	986	986
Total loans, at amortized cost	$42,095	$17,154	$24,430	$83,679	$6,075,517	$6,159,196
Delinquency trends improved slightly, as 98.7% of Peoples' loan portfolio was considered “current” at March 31, 2024, compared to 98.6% at December 31, 2023.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Loans pledged to FHLB	$1,173,512	$1,206,134
Loans pledged to FRB	445,922	419,245
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2023 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at March 31, 2024:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Construction
Pass	$13,704	$94,507	$124,789	$56,375	$3,724	$17,756	$—	$—	$310,855
Special mention	—	—	918	—	—	121	—	—	1,039
Substandard	—	1,192	1,573	—	—	28	—	—	2,793
Total	13,704	95,699	127,280	56,375	3,724	17,905	—	—	314,687
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	36,998	206,459	356,061	380,773	224,446	873,082	44,060	186	2,121,879
Special mention	—	751	16,484	3,660	7,038	21,538	394	38	49,865
Substandard	—	441	2,197	14,316	8,509	46,271	292	—	72,026
Doubtful	—	—	—	—	—	10	—	—	10
Total	36,998	207,651	374,742	398,749	239,993	940,901	44,746	224	2,243,780
Current period gross charge-offs	—	—	212	—	—	—			212
Commercial and industrial
Pass	60,989	224,493	168,480	164,175	78,926	186,985	228,165	1,137	1,112,213
Special mention	—	3,474	11,329	1,562	9,340	5,517	23,638	5,500	54,860
Substandard	—	93	2,868	30,387	4,595	5,685	1,829	778	45,457
Doubtful	—	—	1,911	—	—	174	—	—	2,085
Total	60,989	228,060	184,588	196,124	92,861	198,361	253,632	7,415	1,214,615

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	15	57	163			235
Premium Finance
Pass	134,052	104,528	382	—	—	—	—	—	238,962
Total	134,052	104,528	382	—	—	—	—	—	238,962
Current period gross charge-offs	—	31	23	—	—	—			54
Leases
Pass	74,212	177,358	100,634	44,614	10,630	2,054	—	—	409,502
Special mention	—	1,575	1,179	295	105	—	—	—	3,154
Substandard	—	2,378	4,555	2,364	328	413	—	—	10,038
Total	74,212	181,311	106,368	47,273	11,063	2,467	—	—	422,694
Current period gross charge-offs	—	596	454	169	28	23			1,270
Residential real estate
Pass	13,458	73,850	89,518	137,348	57,315	400,297	—	—	771,786
Substandard	—	119	188	453	178	9,082	—	—	10,020
Loss	—	—	—	—	—	82	—	—	82
Total	13,458	73,969	89,706	137,801	57,493	409,461	—	—	781,888
Current period gross charge-offs	—	—	—	5	—	75			80
Home equity lines of credit
Pass	18,738	40,864	41,076	31,757	18,917	68,214	26	1,066	219,592
Substandard	—	40	58	95	34	1,252	—	—	1,479
Loss	—	—	—	—	—	8	—	—	8
Total	18,738	40,904	41,134	31,852	18,951	69,474	26	1,066	221,079
Current period gross charge-offs	—	—	—	—	—	—			—
Consumer, indirect
Pass	42,573	232,913	204,737	85,796	50,864	29,835	—	—	646,718
Substandard	—	760	934	756	568	412	—	—	3,430
Loss	—	30	45	3	—	2	—	—	80
Total	42,573	233,703	205,716	86,555	51,432	30,249	—	—	650,228
Current period gross charge-offs	—	564	550	219	75	53			1,461
Consumer, direct
Pass	16,228	35,984	32,493	15,127	7,061	6,405	—	—	113,298
Substandard	—	52	93	48	16	75	—	—	284

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Loss	—	—	—	—	—	6	—	—	6
Total	16,228	36,036	32,586	15,175	7,077	6,486	—	—	113,588
Current period gross charge-offs	—	48	82	11	7	78			226
Deposit account overdrafts	1,306	—	—	—	—	—	—	—	1,306
Current period gross charge-offs	336	—	—	—	—	—			336
Total loans, at amortized cost	412,258	1,201,861	1,162,502	969,904	482,594	1,675,304	298,404	8,705	6,202,827
Total current period gross charge-offs	$336	$1,239	$1,321	$419	$167	$392			$3,874
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2023:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$80,273	$141,245	$85,913	$27,169	$9,995	$12,723	$—	$—	$357,318
Special mention	—	3,757	—	—	—	123	—	—	3,880
Substandard	1,200	1,590	—	—	—	31	—	—	2,821
Total	81,473	146,592	85,913	27,169	9,995	12,877	—	—	364,019
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	199,565	327,762	366,752	227,604	262,099	650,265	37,177	189	2,071,224
Special mention	999	12,975	4,850	10,324	7,074	22,186	408	41	58,816
Substandard	287	2,421	5,878	8,679	1,972	47,213	457	—	66,907
Doubtful	—	—	—	—	—	10	—	—	10
Total	200,851	343,158	377,480	246,607	271,145	719,674	38,042	230	2,196,957
Current period gross charge-offs	—	—	—	39	—	575			614
Commercial and industrial
Pass	225,894	180,068	212,938	86,934	55,434	132,675	213,714	38	1,107,657
Special mention	540	12,051	533	9,723	4,722	6,336	16,236	8,614	50,141
Substandard	78	6,441	5,104	5,617	1,602	6,278	1,889	779	27,009
Doubtful	—	—	—	—	—	179	—	—	179
Total	226,512	198,560	218,575	102,274	61,758	145,468	231,839	9,431	1,184,986
Current period gross charge-offs	—	36	202	25	173	415			851
Premium finance
Pass	201,659	1,517	1	—	—	—	—	—	203,177
Total	201,659	1,517	1	—	—	—	—	—	203,177
Current period gross charge-offs	25	97	—	—	—	—			122
Leases

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Pass	216,559	114,327	51,307	14,061	4,883	1,501	—	—	402,638
Special mention	363	1,529	476	81	1	5	—	—	2,455
Substandard	1,937	3,006	2,944	448	321	311	—	—	8,967
Total	218,859	118,862	54,727	14,590	5,205	1,817	—	—	414,060
Current period gross charge-offs	963	1,328	1,173	233	165	135			3,997
Residential real estate
Pass	75,957	91,506	140,157	58,144	45,507	369,552	—	—	780,823
Substandard	43	243	585	182	529	8,604	—	—	10,186
Loss	—	—	—	—	—	86	—	—	86
Total	76,000	91,749	140,742	58,326	46,036	378,242	—	—	791,095
Current period gross charge-offs	—	—	—	—	—	170			170
Home equity lines of credit
Pass	39,706	42,565	33,406	19,838	14,297	57,482	27	1,346	207,321
Substandard	19	—	61	34	123	1,109	—	—	1,346
Loss	—	—	—	—	—	8	—	—	8
Total	39,725	42,565	33,467	19,872	14,420	58,599	27	1,346	208,675
Current period gross charge-offs	—	—	—	—	—	110			110
Consumer, indirect
Pass	247,829	225,225	96,698	59,044	18,644	15,977	—	—	663,417
Substandard	333	934	789	558	190	206	—	—	3,010
Loss	7	34	2	—	2	—	—	—	45
Total	248,169	226,193	97,489	59,602	18,836	16,183	—	—	666,472
Current period gross charge-offs	609	2,091	865	255	63	147			4,030
Consumer, direct
Pass	58,445	37,050	17,434	8,282	3,185	4,081	—	—	128,477
Substandard	55	79	47	28	30	27	—	—	266
Loss	—	—	—	—	—	26	—	—	26
Total	58,500	37,129	17,481	8,310	3,215	4,134	—	—	128,769
Current period gross charge-offs	36	154	77	100	14	35			416
Deposit account overdrafts	986	—	—	—	—	—	—	—	986
Current period gross charge-offs	1,161								1,161
Total loans, at amortized cost	$1,352,734	$1,206,325	$1,025,875	$536,750	$430,610	$1,336,994	$269,908	$11,007	$6,159,196
Current period gross charge-offs	$2,794	$3,706	$2,326	$652	$415	$1,587			$11,480
Collateral Dependent Loans
Peoples has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
•Construction loans are typically secured by owner occupied commercial real estate or non-owner occupied investment real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by multi-family complexes, warehouse buildings, industrial buildings, land under development, and other commercial real estate in process of construction.
•Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by multifamily complexes, retail facilities, office buildings and complexes, warehouses, industrial buildings, land under development, as well as other commercial real estate.
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial real estate, other	$689	$—
Leases	738	—
Residential real estate	501	501
Total collateral dependent loans	$1,928	$501
The increase in collateral dependent loans at March 31, 2024, compared to December 31, 2023, was primarily due to the addition of a commercial real estate loan and a lease as collateral dependent loans during the three months ended March 31, 2024.
Modifications for Borrowers Experiencing Financial Difficulty
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
The following tables display the amortized cost of loans that were restructured during the three months ended March 31, 2024 and March 31, 2023, presented by loan classification.

	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(a)(b)

During the Three Months Ended March 31, 2024
Commercial real estate	—	—	$565	$—	$565	0.03%
Commercial and industrial	—	—	10,203	—	10,203	0.84%
Leasing	—	25	—	—	25	0.01%
Residential real estate	—	—	76	—	76	0.01%
Total	$—	$25	$10,844	$—	$10,869	0.18%

During the Three Months Ended March 31, 2023
Construction	$—	$1,600	$—	$—	$1,600	0.69%
Commercial real estate	200	—	—	—	200	0.01%
Commercial and industrial	—	—	9	335	344	0.04%
Residential real estate	—	—	221	—	221	0.03%
Consumer, indirect	—	—	28	—	28	—%
Total	$200	$1,600	$258	$335	$2,393	0.05%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio of period end.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during both the three months ended March 31, 2024 and March 31, 2023, presented by loan classification.

	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
During the Three Months Ended March 31, 2024
Commercial real estate	6	$—
Commercial and industrial	6	—
Leasing	9	—
Residential real estate	2	—

During the Three Months Ended March 31, 2023
Commercial and industrial	12	—
Residential real estate	210	8,969
Consumer, indirect	2	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following table displays the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the period presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

For the Three Months Ended March 31, 2024
	Payment Delay as a Result of a Payment Deferral (Only)(a)	Total
Commercial and industrial	$648	$648

(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
As of March 31, 2023, there were no loans that were modified for borrowers experiencing financial difficulty since the adoption of ASU 2022-02 on January 1, 2023, and subsequently defaulted during the three months ended March 31, 2023.
The following table displays an aging analysis of loans that were modified during the twelve months prior to March 31, 2024, presented by classification and class of financing receivable.

As of March 31, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$70	$70
Commercial real estate	193	—	—	193	2,443	2,636
Commercial and industrial	—	667	648	1,315	12,752	14,067
Leasing	—	—	—	—	25	25
Residential real estate	76	—	—	76	24	100
Home equity lines of credit	—	—	—	—	207	207
Total loans modified(a)	$269	$667	$648	$1,584	$15,521	$17,105

(a) Represents the amortized cost basis as of period end.
The following table displays an aging analysis of loans that were modified on or after January 1, 2023, the date Peoples adopted ASU 2022-02, through March 31, 2023, presented by classification and class of financing receivable.

As of March 31, 2023
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$1,600	$1,600
Commercial real estate	0	0	0	0	200	200
Commercial and industrial	0	0	0	0	344	344
Residential real estate	0	0	0	0	221	221
Consumer, indirect	28	0	0	28	0	28
Total loans modified(a)	$28	$—	$—	$28	$2,365	$2,393

(a) Represents the amortized cost basis as of period end.

Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2023 Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples uses a one-year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period.

Changes in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2024
Construction	$699	$—	$2	$—	$—	$701
Commercial real estate, other	20,915	—	1,002	(212)	83	21,788
Commercial and industrial	10,490	—	319	(235)	7	10,581
Premium finance	484	—	169	(54)	8	607
Leases	10,850	—	3,097	(1,270)	212	12,889
Residential real estate	5,937	—	(74)	(80)	83	5,866
Home equity lines of credit	1,588	—	94	—	7	1,689
Consumer, indirect	8,590	—	1,101	(1,461)	71	8,301
Consumer, direct	2,343	—	153	(226)	9	2,279
Deposit account overdrafts	115	—	268	(336)	74	121
Total	$62,011	$—	$6,131	$(3,874)	$554	$64,822
(a) Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets (a)	Provision for (Recovery of) Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, March 31, 2023
Construction	$1,250	$—	$32	$(9)	$—	$1,273
Commercial real estate, other	17,710	—	(1,230)	(33)	27	16,474
Commercial and industrial	8,229	—	79	(1)	—	8,307
Premium finance	344	—	103	(23)	9	433
Leases	8,495	—	1,003	(469)	80	9,109
Residential real estate	6,357	—	159	(41)	29	6,504
Home equity lines of credit	1,693	—	43	(19)	—	1,717
Consumer, indirect	7,448	—	1,183	(929)	79	7,781
Consumer, direct	1,575	—	133	(104)	15	1,619
Deposit account overdrafts	61	—	180	(227)	72	86
Total	$53,162	$—	$1,685	$(1,855)	$311	$53,303
(a)Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the first quarter of 2024, Peoples recorded a total provision for credit losses of $6.1 million, which was driven by (i) a deterioration in macro-economic conditions used within the current expected credit loss ("CECL") model, (ii) an increase of reserves on individually analyzed loans, (iii) and loan growth. The increase in the allowance for credit losses at March 31, 2024 when compared to prior periods was driven by the establishment of an allowance for credit losses for loans acquired in the Limestone Merger.

During the first quarter of 2023, Peoples recorded a provision for credit losses of $1.7 million, largely attributable to a deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans. Net charge-offs for the first quarter of 2023 were $1.5 million, primarily due to net charge-offs of indirect consumer loans of $0.9 million.
Peoples had recorded an allowance for unfunded commitments of $1.7 million and $1.8 million as of March 31, 2024 and December 31, 2023, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Goodwill, beginning of year	$362,169	$292,397
Goodwill recorded from acquisitions	—	69,772
Goodwill, end of period	$362,169	$362,169
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
As of March 31, 2024, Peoples recorded $68.8 million of Goodwill related to the Limestone Merger.

Other Intangible Assets
Other intangible assets were comprised of the following at March 31, 2024, and at December 31, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
March 31, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	—	—	—
Accumulated amortization	(27,138)	(21,938)	—	(49,076)
Total acquisition-related intangibles	$27,048	$15,982	$2,491	$45,521
Servicing rights				1,285
Non-compete agreements				310
Total other intangibles				$47,116
December 31, 2023
Gross intangibles	$26,464	$37,920	$2,491	$66,875
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(25,670)	(20,680)	—	(46,350)
Total acquisition-related intangibles	$28,516	$17,240	$2,491	$48,247
Servicing rights				1,385
Non-compete agreements				371
Total other intangibles				$50,003

As of March 31, 2024, Peoples recorded $27.7 million of core deposit intangibles related to the Limestone Merger. Refer to "Note 13 Acquisitions" for additional information.
The following table details estimated aggregate future amortization of other intangible assets at March 31, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining nine months of 2024	$4,406	$3,770	$182	$8,358
2025	4,609	4,038	112	$8,759
2026	3,736	2,954	16	$6,706
2027	3,043	2,112	—	$5,155
2028	2,608	1,392	—	$4,000
Thereafter	8,646	1,716	—	$10,362
Total	$27,048	$15,982	$310	$43,340
The weighted average amortization period of other intangible assets is 8.5 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Retail certificates of deposits ("CDs"):
$100 or more	$956,845	$815,300
Less than $100	723,569	628,117
Total Retail CDs	1,680,414	1,443,417
Interest-bearing deposit accounts	1,107,711	1,144,357
Savings accounts	901,493	919,244
Money market deposit accounts	859,961	775,488
Governmental deposit accounts	825,170	726,713
Brokered CDs	483,444	575,429
Total interest-bearing deposits	5,858,193	5,584,648
Non-interest-bearing deposits	$1,468,363	1,567,649
Total deposits	$7,326,556	$7,152,297
Uninsured deposits were $2.1 billion and $2.0 billion at March 31, 2024 and at December 31, 2023, respectively. Uninsured amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $865.6 million of the uninsured deposit balances at March 31, 2024.

Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	March 31, 2024	December 31, 2023
3 months or less	$99,470	$58,708
Over 3 to 6 months	127,433	99,928
Over 6 to 12 months	148,528	131,263
Over 12 months	21,465	37,180
Total	$396,896	$327,079
The contractual maturities of CDs for each of the next five years, including the remainder of 2024, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining nine months ending December 31, 2024	$1,407,331	$483,444	$1,890,775
Year ending December 31, 2025	221,303	—	221,303
Year ending December 31, 2026	17,753	—	17,753
Year ending December 31, 2027	24,770	—	24,770
Year ending December 31, 2028	7,544	—	7,544
Thereafter	1,713	—	1,713
Total CDs	$1,680,414	$483,444	$2,163,858
At March 31, 2024, Peoples had 11 effective interest rate swaps, with an aggregate notional value of $105.0 million, all of which were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2024:

	Common Shares	Treasury Stock
Shares at December 31, 2023	36,736,041	1,511,348
Changes related to stock-based compensation awards:
Release of restricted common shares	—	25,458
Cancellation of restricted common shares	—	16,972
Grant of restricted common shares	—	(291,480)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	4,643
Disbursed out of treasury stock	—	(911)
Common shares repurchased under share repurchase program	—	100,905
Common shares issued under dividend reinvestment plan	11,746	—
Common shares issued under compensation plan for Boards of Directors	—	(4,680)
Common shares issued under employee stock purchase plan	—	(6,918)
Shares at March 31, 2024	36,747,787	1,355,337
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of March 31, 2024, Peoples had repurchased 471,307 common shares totaling $13.4 million under the share repurchase program. There were 100,905 common shares totaling $3.0 million repurchased during the first three months of 2024.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At March 31, 2024, Peoples had no preferred shares issued or outstanding.
On January 22, 2024, Peoples' Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable on February 20, 2024, to shareholders of record on February 5, 2024. On April 22, 2024, Peoples' Board of Directors declared a quarterly cash dividend of $0.40 per common share, payable on May 20, 2024, to shareholders of record on May 6, 2024. The following table details the cash dividends declared per common share during the first two quarters of 2024 and the comparable periods of 2023:

	2024	2023
First quarter	$0.39	$0.38
Second quarter	0.40	0.39
Total dividends declared	$0.79	$0.77
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the three months ended March 31, 2024:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2023	$(104,222)	$2,632	$(101,590)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	1	—	1
Other comprehensive (loss) income, net of reclassifications and tax	(7,547)	196	(7,351)
Balance, March 31, 2024	$(111,768)	$2,828	$(108,940)
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
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. As of January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples during the first quarter of 2024 totaled $1.5 million. Matching contributions totaled $5.4 million in 2023 and $4.4 million in 2022.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2024	2023
Net income available to common shareholders	$29,584	$26,560
Less: Dividends paid on unvested common shares	(143)	(102)
Less: Undistributed income allocated to unvested common shares	(64)	(34)
Net earnings allocated to common shareholders	$29,377	$26,424

Weighted-average common shares outstanding	34,740,349	27,891,760
Effect of potentially dilutive common shares	311,461	130,119
Total weighted-average diluted common shares outstanding	35,051,810	28,021,879

Earnings per common share:
Basic	$0.85	$0.95
Diluted	$0.84	$0.94
Anti-dilutive common shares excluded from calculation:
Restricted common shares	3,180	155,018
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At March 31, 2024, Peoples had entered into 11 interest rate swap contracts with an aggregate notional value of $105.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the interest rate swaps. At both March 31, 2024 and at December 31, 2023, the interest rate swaps were designated as cash flow hedges of $105.0 million, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the term SOFR rate (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. During the three months ended March 31, 2024, and 2023, Peoples recorded reclassifications of losses to earnings of $0.9 million and $0.1 million, respectively. During the next twelve months, Peoples estimates that $1.4 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Notional amount	$105,000	$105,000
Weighted average pay rates	2.22%	2.22%
Weighted average receive rates	5.02%	4.63%
Weighted average maturity	1.7 years	2.0 years
Pre-tax changes in fair value included in AOCI	$3,689	$3,434
The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Amount of losses (gains) recorded in AOCI, pre-tax	$(1,872)	$1,356
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$105,000	$3,574	$105,000	$3,314
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months ended March 31, 2024 and at or for the year ended December 31, 2023.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$399,071	$21,575	$416,106	$18,990
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$399,071	$21,688	$416,106	$19,122

Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples' interest rate swaps is in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples' interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At March 31, 2024 and at December 31, 2023, Peoples had no cash pledged, while counterparties had $15.5 million of cash pledged at March 31, 2024 and $12.8 million of cash pledged at December 31, 2023. Peoples had no pledged investment securities at March 31, 2024 or at December 31, 2023, while the counterparties had pledged investment securities in the amounts of $2.1 million at March 31, 2024 and $2.2 million at December 31, 2023.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2024, Peoples granted an aggregate of 283,712 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2024:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Oustanding at January 1, 2024	142,419	$28.78	403,970	$31.21
Awarded	7,768	28.95	283,712	27.92
Released	(5,316)	31.35	(72,550)	31.48
Forfeited	(5,938)	31.99	(11,034)	29.48
Outstanding at March 31, 2024	138,933	$28.56	604,098	$29.66
For the three months ended March 31, 2024, the intrinsic value for restricted common shares released was $2.2 million compared to $2.3 million for the three months ended March 31, 2023.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Employee stock-based compensation expense:
Stock grant expense	$3,024	$2,150
Employee stock purchase plan expense	66	39
Total employee stock-based compensation expense	$3,090	$2,189
Non-employee director stock-based compensation expense	$138	$136
Total stock-based compensation expense	$3,228	$2,325
Recognized tax benefit	(752)	(543)
Net stock-based compensation expense	$2,476	$1,782
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $9.4 million at March 31, 2024, which will be recognized over a weighted-average period of 2.3 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,199	$3,816
Fees related to third-party administration services (a)	86	82
Performance-based commissions (b)	2,213	1,527
Trust and investment income:
Fiduciary income (a)	2,757	2,457
Brokerage income (a)	1,842	1,627
Electronic banking income:
Interchange income (a)	4,797	4,181
Promotional and usage income (a)	1,249	1,262
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,718	1,461
Transaction-based fees (b)	2,505	2,062
Commercial loan swap fees (b)	52	—
Other non-interest income transaction-based fees (b)	504	430
Total revenue from contracts with customers	$21,922	$18,905
Timing of revenue recognition:
Services transferred over time	$16,648	$14,886
Services transferred at a point in time	5,274	4,019
Total revenue from contracts with customers	$21,922	$18,905
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
The following table details the changes in Peoples' contract assets and contract liabilities for the three-month period ended March 31, 2024:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2024	$753	$5,776
Additional income receivable	37	—
Additional deferred income	—	26
Receipt of income previously receivable	(50)	—
Recognition of income previously deferred	—	(529)
Balance, March 31, 2024	$740	$5,273
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
Peoples recorded acquisition-related expenses primarily related to the Limestone Merger, which included $(0.1) million in non-interest expense for the three months ended March 31, 2024. Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $16.9 million in non-interest expense for the year ended December 31, 2023.
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

(Dollars in thousands)	Fair Value
Total purchase price	$177,931
Assets
Cash and balances due from banks	6,422
Interest-bearing deposits in other banks	87,115
Total cash and cash equivalents	93,537
Available-for-sale investment securities, at fair value	166,944
Other investment securities	5,716
Total investment securities	172,660
Loans	1,077,929
Allowance for credit losses (on PCD loans)	(2,051)
Net loans	1,075,878
Bank premises and equipment, net of accumulated depreciation	17,690

(Dollars in thousands)	Fair Value
Bank owned life insurance	31,343
Other intangible assets	27,722
Other assets	36,874
Total assets	1,455,704
Liabilities
Deposits:
Non-interest-bearing	262,727
Interest-bearing	971,457
Total deposits	1,234,184
Short-term borrowings	60,000
Long-term borrowings	39,453
Accrued expenses and other liabilities	12,967
Total liabilities	1,346,604
Net assets	109,100
Goodwill	$68,831

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
There were no changes in the estimated fair value that impacted goodwill for the three months ended March 31, 2024.
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

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
PCD loans
Commercial real estate, other	30,907	(1,340)	(2,160)	27,407
Commercial and industrial	16,466	(379)	(610)	15,477
Residential real estate	6,328	(228)	(770)	5,330
Home equity lines of credit	774	(18)	11	767
Consumer	1,029	(86)	78	1,021
Fair value	$55,504	$(2,051)	$(3,451)	$50,002

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
Peoples originates sales-type leases through its NSL division, as these leases are structured as dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. Peoples also originates leases through its Vantage subsidiary, which are classified as either sales-type or direct financing leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. Finance leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Lease (loss) income noted in the table below includes (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."

The table below details Peoples' lease income:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Interest and fees on leases (a)	$12,067	$9,643
Lease income	1,236	1,077
Other non-interest income	785	—
Total lease income	$14,088	$10,720
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Lease payments receivable, at amortized cost	$473,987	$463,742
Estimated residual values	34,157	33,448
Initial direct costs	7,334	7,114
Deferred revenue	(92,784)	(90,244)
Net investment in leases	422,694	414,060
Allowance for credit losses - leases	(12,889)	(10,850)
Net investment in leases, after allowance for credit losses	$409,805	$403,210
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2024	$103,408
Year ending December 31, 2025	109,429
Year ending December 31, 2026	100,493
Year ending December 31, 2027	82,587
Year ending December 31, 2028	55,038
Thereafter	23,032
Lease payments receivable, at amortized cost	$473,987

Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At March 31, 2024, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Operating lease expense	735	695
Short-term lease expense	305	95
Total lease expense	$1,040	$790
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease and the interest rate environment at the lease commencement or remeasurement date.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023
ROU assets:
Other assets	$11,682	$11,689
Lease liabilities:
Accrued expenses and other liabilities	$12,062	$12,080
Other information:
Weighted-average remaining lease term	9.2 years	9.5 years
Weighted-average discount rate	3.92%	3.34%
Additions for ROU assets obtained during the year	$509	$4,428
During both the three months ended March 31, 2024 and 2023, Peoples paid cash of $0.7 million for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2024	$2,280
Year ending December 31, 2025	2,210
Year ending December 31, 2026	1,950
Year ending December 31, 2027	1,762
Year ending December 31, 2028	1,338
Thereafter	5,412
Total undiscounted lease payments	$14,952
Imputed interest	$(2,890)
Total lease liabilities	$12,062

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three months ended March 31, 2024 and March 31, 2023. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the ongoing increasing interest rate policies of the Federal Reserve Board, the completion and successful integration of planned acquisitions, including the Limestone Merger that closed in April 2023, and the expansion of commercial and consumer lending activities;
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
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies in the State of Ohio, the FDIC, the Federal Reserve Board and the Consumer Financial Protection Bureau, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements;
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
(16)Peoples' ability to receive dividends from Peoples' subsidiaries;
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
(26)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the ongoing conflicts in the Middle East);
(27)the potential deterioration of the U.S. economy due to financial, political or other shocks;
(28)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
(29)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(30)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(31)Peoples' ability to integrate the Limestone Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(32)the risk that expected revenue synergies and cost savings from the Limestone Merger, may not be fully realized or realized within the expected time frame;

(33)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;
(34)the vulnerability of Peoples' network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(35)Peoples' business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(36)the effect of a fall in stock market prices on the asset and wealth management business; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2023 Form 10-K and under the heading "ITEM 1A. RISK FACTORS" in Part II of this Form 10-Q. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes to the Audited Consolidated Financial Statements, contained in Peoples’ 2023 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of March 31, 2024, Peoples had 152 locations, including 133 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and MD&A at March 31, 2024, which have been disclosed in Peoples' 2023 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2023 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:

◦For the first quarter of 2024, Peoples incurred $(0.1) million of acquisition-related expenses, compared to $1.3 million for the fourth quarter of 2023 and $0.6 million for the first quarter of 2023.The acquisition-related expenses in 2024 and 2023 were primarily related to the Limestone Merger.
◦During the first quarter of 2024, Peoples recorded a provision for credit losses of $6.1 million, compared to a provision for credit losses of $1.3 million in the linked quarter and a provision for credit losses of $1.9 million in the first quarter of 2023. The provision for credit losses for the first quarter of 2024 was driven by (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth. The provision for credit losses in the linked quarter was largely attributable to higher net charge-offs, offset by an improvement of macro-economic conditions and the release of reserves on individually analyzed loans. The provision for credit losses in the first quarter of 2023 was largely attributable to a deterioration of macro-economic conditions, partially offset by a reduction in reserves for individually analyzed loans. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this discussion.
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
◦On October 25, 2022, Peoples announced the Limestone Merger, a transaction valued at $177.9 million. The Limestone Merger closed as of the close of business on April 30, 2023. Peoples acquired Limestone's loan portfolio totaling $1.1 billion, $1.2 billion of deposits, $172.7 million of total investment securities, an aggregate of $99.5 million of short-term and long term borrowings, and $93.5 million of total cash and cash equivalents. Peoples also recorded preliminary goodwill in the amount of $68.8 million and other intangible assets of $27.7 million, which consisted of core deposit intangibles.
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
EXECUTIVE SUMMARY
Peoples reported net income of $29.6 million for the first quarter of 2024, representing earnings per diluted common share of $0.84. In comparison, Peoples reported net income of $33.8 million, representing earnings per diluted common share of $0.96, for the fourth quarter of 2023, and net income of $26.6 million, representing earnings per diluted common share of $0.94, for the first quarter of 2023. Non-core items negatively impacted earnings per diluted common share by $0.01 for the first quarter of 2024, $0.08 for the fourth quarter of 2023, and $0.05 for the first quarter of 2023.
Net interest income was $86.6 million for the first quarter of 2024, a decrease of $1.7 million, or 2.0%, compared to the linked quarter. Net interest margin was 4.27% for the first quarter of 2024, compared to 4.44% for the linked quarter. The decreases in net interest income and net interest margin were primarily driven by a decrease in accretion income, net of amortization, from our acquisitions. The linked quarter was impacted by a true-up of $1.3 million to the preliminary Limestone-related accretion, which added to net interest income. The small remaining decline in net interest margin, compared to the linked quarter, was mostly due to excess cash on-hand during the quarter for liquidity purposes. Net interest income for the first quarter of 2024 increased $13.8 million, or 18.9%, compared to the first quarter of 2023. Net interest margin for the first quarter of 2024 decreased 26 basis points compared to 4.53% for the first quarter of 2023, driven primarily by an increase in interest expense on deposits.
Accretion income, net of amortization expense, from acquisitions was $6.6 million for the first quarter of 2024, $9.0 million for the fourth quarter of 2023 and $2.0 million for the first quarter of 2023, which added 32 basis points, 45 basis points and 13 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2024 when compared to the linked quarter was driven by a fourth quarter 2023 true-up to the preliminary Limestone-related accretion. The increase in accretion income for the current quarter compared to the first quarter of 2023 was a result of the accretion from the Limestone Merger.
The provision for credit losses was $6.1 million for the first quarter of 2024, compared to a provision for credit losses of $1.3 million for the linked quarter and a provision for credit losses of $1.9 million for the first quarter of 2023. The provision for credit losses for the first quarter of 2024 was driven by (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth. The provision for credit losses for the fourth quarter of 2023 was largely attributable to higher net charge-offs, offset by an improvement of macro-economic conditions and the release of reserves on individually analyzed loans. Net charge-offs for the first quarter of 2024 were $3.3 million, or 0.22% of average total loans annualized, compared to net charge-offs of $3.5 million, or 0.23% of average total loans annualized, for the linked quarter and net charge-offs of $1.5 million, or 0.13% of average total loans annualized, for the first quarter of 2023. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.

Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the first quarter of 2024 was $0.3 million, compared to a net loss of $2.2 million for each of the linked quarter and the first quarter of 2023. The net loss for the first quarter of 2024 was due to $0.3 million of net losses on repossessed assets. The net loss for the linked quarter was primarily due to the sales of $36.5 million of lower yielding available-for-sale investment securities for a pre-tax loss of $1.7 million. The net loss for the first quarter of 2023 was primarily due to a pre-tax net loss of $2.0 million on the sale of $96.7 million of its lower yielding available-for-sale securities.
Total non-interest income, excluding net gains and losses, for the first quarter of 2024 decreased $0.2 million compared to the linked quarter. The decrease in non-interest income, excluding net gains and losses, was primarily due to decreases of $1.6 million in lease income and $0.8 million in electronic banking income. The decrease in lease income was due to a large lease buyout in the fourth quarter of 2023, while the decrease in electronic banking income was due to a decline in customer activity. Partially offsetting the decreases was a $2.2 million increase in insurance income due to seasonal performance-based commissions being paid in the first quarter of the year. Compared to the first quarter of 2023, total non-interest income, excluding net gains and losses, increased $4.9 million, primarily due to (i) a $1.1 million increase in insurance income, (ii) a $1.0 million increase in other non-interest income, (iii) a $0.8 million increase in bank owned life insurance income, (iv) a $0.7 million increase in deposit account service charges, (v) a $0.6 million increase in electronic banking income. Insurance income increased due to higher contingency income, new business, and market increases for premiums. Bank owned life insurance increased due to a $0.5 million death benefit in the first quarter of 2024 and additional income from policies acquired in the Limestone Merger. The other increases for the first quarter of 2024, when compared to the first quarter of 2023, were primarily due to the additional customers brought in from the Limestone Merger.
Total non-interest expenses for the first three months ended March 31, 2024 were impacted by anticipated annual expenses that occur in the first quarter of each year including annual merit increases, stock-based compensation expenses attributable to retirement-eligible employees and health savings account ("HSA") contributions. Total non-interest expense for the prior periods were impacted by the Limestone Merger and acquisition-related non-interest expense.
The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. This information is used by Peoples to provide information useful to investors in understanding Peoples' operating performance and trends.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2024	2023	2023
Non-interest expense:
Salaries and employee benefit costs	$38,893	$37,370	$32,028
Net occupancy and equipment expense	6,283	5,532	4,955
Professional fees	2,967	3,266	2,881
Data processing and software expense	5,769	6,029	4,562
Amortization of other intangible assets	2,788	3,271	1,871
Electronic banking expense	1,781	1,991	1,491
Marketing expense	1,056	1,463	930
FDIC insurance premiums	1,186	1,260	801
Franchise tax expense	881	862	1,034
Communication expense	799	745	613
Other loan expenses	1,076	726	739
Other non-interest expense	4,986	5,174	4,574
Total non-interest expense	68,465	67,689	56,479
Acquisition-related non-interest expense:
Salaries and employee benefit costs	16	119	21
Net occupancy and equipment expense	—	78	9
Professional fees	(38)	530	291
Data processing and software expense	(18)	560	—
Electronic banking expense	(100)	—	—
Marketing expense	10	20	10
Other loan expenses	—	1	—
Other non-interest expense	46	(32)	220
Total acquisition-related non-interest expense	(84)	1,276	551
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	38,877	37,251	32,007
Net occupancy and equipment expense	6,283	5,454	4,946
Professional fees	3,005	2,736	2,590
Data processing and software expense	5,787	5,469	4,562
Amortization of other intangible assets	2,788	3,271	1,871
Electronic banking expense	1,881	1,991	1,491
Marketing expense	1,046	1,443	920
FDIC insurance premiums	1,186	1,260	801
Franchise tax expense	881	862	1,034
Communication expense	799	745	613
Other loan expenses	1,076	725	739
Other non-interest expense	4,940	5,206	4,354
Total non-interest expense excluding acquisition-related expense	$68,549	$66,413	$55,928

Total non-interest expense increased $0.8 million, or 1%, for the three months ended March 31, 2024, compared to the linked quarter. Excluding acquisition-related expense, total non-interest expense increased $2.1 million, or 3%, primarily due to increases of $1.6 million in salaries and employee benefit costs. The increase in salaries and employee benefit costs was due to anticipated annual expenses that occur in the first quarter of each year including annual merit increases, stock-based compensation expenses attributable to retirement-eligible employees and HSA contributions.
Compared to the first quarter of 2023, total non-interest expense increased $12.0 million, or 21%. Excluding acquisition-related expenses, non-interest expenses increased $12.6 million, or 23%, primarily due to a increases of $6.9 million in salaries and employee benefits costs due to additional employees added in the Limestone Merger and $1.3 million and $1.2 million in net occupancy and equipment expense and data processing and software expense, respectively, due to the recent growth, including through acquisitions.
The efficiency ratio for the first quarter of 2024 was 58.0%, compared to 56.0% for the linked quarter, and 57.8% for the first quarter of 2023. The increase in the efficiency ratio compared to the linked quarter was largely a result of an increase in interest expense on deposits. The efficiency ratio compared to the prior year quarter was relatively flat. The efficiency ratio, adjusted for non-core items, was 58.1% for the first quarter of 2024, compared to 54.8% for the linked quarter and 57.19% for the first quarter of 2023. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $8.3 million with an effective tax rate of 21.8% for the first quarter of 2024, compared to income tax expense of $9.7 million with an effective tax rate of 22.3% for the linked quarter, and income tax expense of $7.0 million with an effective tax rate of 21.0% for the first quarter of 2023. Income tax expense for the first quarter of 2024 compared to the linked quarter decreased due to lower pre-tax income. The increase for the first quarter of 2024 compared to the first quarter of 2023, was driven by higher pre-tax income.
At March 31, 2024, total assets were $9.27 billion, compared to $9.16 billion at December 31, 2023 and $7.31 billion at March 31, 2023. Total assets at March 31, 2024 increased when compared to at December 31, 2023 primarily due to increases in investment securities and period-end total loan and lease balances. The period-end total loan and lease balances at March 31, 2024 increased $43.6 million, or 3% annualized, compared to at December 31, 2023. The increase in the period-end loan and lease balance was primarily driven by increases of (i) $46.8 million in other commercial real estate loans, (ii)$35.8 million in premium finance loans, and (iii) $29.6 million in commercial and industrial loans, partially offset by reductions of (a) $49.3 million in construction loans, (b) $16.2 million in indirect consumer loans, and (c) $15.2 million in direct consumer loans. Total assets at March 31, 2024 increased compared to March 31, 2023 due to $1.46 billion of assets, primarily loans, acquired in the Limestone Merger. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance at March 31, 2024 increased $499.3 million, or 10%, driven by increases of $198.1 million, $100.6 million, $80.7 million, $68.1 million, $37.3 million, and $23.5 million in other commercial real estate loans, commercial and industrial loans, premium finance loans, leases, construction loans, and home equity lines of credit, respectively.
Total liabilities were $8.21 billion at March 31, 2024, up from $8.10 billion at December 31, 2023 and $6.49 billion at March 31, 2023. The increase in total liabilities when compared to at December 31, 2023 was primarily due to an increase of $174.3 million in period-end total deposits, partially offset by a decrease of $87.6 million in short-term borrowings. The increase in period-end total deposits when compared to at December 31, 2023 was primarily driven by increases of (i) $237.0 million in retail CDs, (ii) $98.5 million in governmental deposits and (iii) $84.5 million in money market deposit accounts, partially offset by decreases of (a) $99.3 million in non-interest bearing deposit accounts, (b) $41.8 million in brokered CDs, (c) $36.6 million in interest-bearing demand deposit accounts, and (d) $17.8 million in savings accounts. The increase in governmental deposit accounts was due to the seasonality of the balances, which are typically higher in the first quarter each year. The increase in total liabilities when compared to at March 31, 2023 was primarily due to $1.35 billion of liabilities, primarily deposits, acquired in the Limestone Merger. Excluding deposits acquired in the Limestone Merger, period-end total deposits at March 31, 2024 increased $784.8 million, or 14%, compared to at March 31, 2023. The increase was primarily driven by increases of $956.9 million in retail CDs, $210.3 million in brokered CDs, and $191.2 million in money market deposit accounts, partially offset by decreases of $270.9 million, $191.8 million, and $158.4 million in non-interest-bearing deposit accounts, savings accounts, and interest-bearing demand deposit accounts, respectively.
Total stockholders' equity at March 31, 2024 increased by $8.5 million compared to at December 31, 2023, which was primarily due to net income for the first quarter of 2024 of $29.6 million, partially offset by dividends paid of $13.7 million and a $7.4 million increase in accumulated other comprehensive loss. The change in accumulated other comprehensive loss was primarily the result of the changes in the market value of available-for-sale investment securities during the period. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $111.8 million and $104.2 million at March 31, 2024 and at December 31, 2023, respectively. The increase in total stockholders' equity at March 31, 2024 when compared to at March 31, 2023 was also impacted by net income of $116.4 million in the last twelve months and a decrease in accumulated other comprehensive loss of $2.0 million, partially offset by dividends paid of $55.1 million and share repurchases of $6.0 million.
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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a blended corporate income tax rate of 23.2% for the three months ended March 31, 2024, and 23.3% for the three months ended December 31, 2023 and March 31, 2023.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Net interest income	$86,640	$88,369	$72,878
Taxable equivalent adjustment	400	414	399
FTE net interest income	$87,040	$88,783	$73,277

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$142,381	$1,922	5.44%	$58,037	$901	6.16%	$35,223	$388	4.47%
Investment securities (a)(b):
Taxable	1,657,967	13,967	3.37%	1,589,980	12,921	3.25%	1,597,688	11,049	2.77%
Nontaxable	174,632	1,308	3.00%	178,053	1,388	3.12%	190,566	1,298	2.72%
Total investment securities	1,832,599	15,275	3.33%	1,768,033	14,309	3.24%	1,788,254	12,347	2.76%
Loans (b)(c):
Construction	339,448	6,404	7.48%	387,147	7,396	7.48%	239,492	3,963	6.62%
Commercial real estate, other	2,076,219	37,242	7.12%	2,014,824	38,076	7.39%	1,333,062	19,794	5.94%
Commercial and industrial	1,203,196	23,521	7.75%	1,144,857	22,728	7.77%	877,391	14,610	6.66%
Premium finance	210,405	4,564	8.60%	189,882	3,781	7.79%	147,895	2,150	5.81%
Leases	409,870	12,067	11.68%	400,258	11,505	11.25%	342,583	9,643	11.26%
Residential real estate (d)	930,989	11,322	4.86%	941,102	11,233	4.77%	839,822	9,717	4.63%
Home equity lines of credit	216,743	4,297	8.00%	206,847	4,088	7.84%	176,327	2,966	6.82%
Consumer, indirect	656,244	9,281	5.70%	672,042	9,316	5.50%	640,359	7,231	4.58%
Consumer, direct	124,091	2,098	6.82%	137,258	2,325	6.72%	108,488	1,739	6.50%
Total loans	6,167,205	110,796	7.15%	6,094,217	110,448	7.12%	4,705,419	71,813	6.12%
Allowance for credit losses	(61,236)			(62,241)			(52,669)
Net loans	6,105,969	110,796	7.22%	6,031,976	110,448	7.20%	4,652,750	71,813	6.19%
Total earning assets	8,080,949	127,993	6.31%	7,858,046	125,658	6.30%	6,476,227	84,548	5.23%
Goodwill and other intangible assets	410,719			411,616			325,545
Other assets	529,983			556,993			420,692
Total assets	$9,021,651			$8,826,655			$7,222,464
Interest-bearing deposits:
Savings accounts	$905,713	$226	0.10%	$939,549	$228	0.10%	$1,044,392	$136	0.05%
Governmental deposit accounts	763,899	5,084	2.68%	750,030	4,844	2.56%	637,959	1,066	0.68%
Interest-bearing demand accounts	1,109,033	452	0.16%	1,145,841	373	0.13%	1,103,966	180	0.07%
Money market accounts	784,759	4,888	2.51%	751,503	4,212	2.22%	583,574	825	0.57%
Retail CDs	1,582,426	15,900	4.05%	1,336,440	12,079	3.59%	576,645	1,750	1.23%
Brokered CDs (e)	568,996	6,753	4.79%	575,203	7,865	5.42%	224,325	1,704	3.08%
Total interest-bearing deposits	5,714,826	33,303	2.35%	5,498,566	29,601	2.14%	4,170,861	5,661	0.55%
Borrowed funds:
Short-term FHLB advances (e)	135,072	1,826	5.45%	294,859	4,089	5.50%	377,578	4,314	4.63%
Repurchase agreements and other	253,758	2,358	3.72%	126,357	692	2.19%	93,848	143	0.61%
Total short-term borrowings	388,830	4,184	4.32%	421,216	4,781	4.51%	471,426	4,457	3.83%
Long-term FHLB advances	125,931	1,241	3.97%	88,840	849	3.79%	34,015	204	2.43%
Long-term notes payable	50,407	862	6.84%	45,441	724	6.37%	50,656	653	5.16%
Other long-term borrowings (f)	53,936	1,363	10.02%	51,984	920	6.93%	13,806	296	8.58%
Total long-term borrowings	230,274	3,466	6.04%	186,265	2,493	5.34%	98,477	1,153	4.69%
Total borrowed funds	619,104	7,650	4.93%	607,481	7,274	4.76%	569,903	5,610	3.98%
Total interest-bearing liabilities	6,333,930	40,953	2.60%	6,106,047	36,875	2.40%	4,740,764	11,271	0.96%
Non-interest-bearing deposits	1,501,738			1,570,110			1,556,636
Other liabilities	133,202			147,983			123,599
Total liabilities	7,968,870			7,824,140			6,420,999
Total stockholders’ equity	1,052,781			1,002,515			801,465
Total liabilities and stockholders’ equity	$9,021,651			$8,826,655			$7,222,464
Interest rate spread (b)		$87,040	3.71%		$88,783	3.90%		$73,277	4.27%
Net interest margin (b)			4.27%			4.44%			4.53%

(a)Average balances are based on carrying value.
(b)Interest income and yields are presented on an FTE basis, using a 23.2% blended corporate income tax rate for the three months ended March 31, 2024, and 23.3% for the three months ended December 31, 2023 and March 31, 2023.
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
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2024 Compared to
(Dollars in thousands)	December 31, 2023			March 31, 2023
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(1,202)	$2,223	$1,021	$105	$1,429	$1,534
Investment Securities (b):
Taxable	488	558	1,046	2,489	429	2,918
Nontaxable	(54)	(26)	(80)	477	(467)	10
Total investment income	434	532	966	2,966	(38)	2,928
Loans (b):
Construction	50	(1,042)	(992)	582	1,859	2,441
Commercial real estate, other	(5,485)	4,651	(834)	4,573	12,875	17,448
Commercial and industrial	(267)	1,060	793	2,733	6,178	8,911
Premium finance	385	398	783	1,283	1,131	2,414
Leases	346	216	562	387	2,037	2,424
Residential real estate	672	(583)	89	514	1,091	1,605
Home equity lines of credit	61	148	209	571	760	1,331
Consumer, indirect	1,042	(1,077)	(35)	1,862	188	2,050
Consumer, direct	204	(431)	(227)	91	268	359
Total loan income	(2,992)	3,340	348	12,596	26,387	38,983
Total interest income	$(3,760)	$6,095	$2,335	$15,667	$27,778	$43,445
INTEREST EXPENSE:
Deposits:
Savings accounts	$35	$(37)	$(2)	$206	$(116)	$90
Interest-bearing demand accounts	156	(77)	79	271	1	272
Money market accounts	504	172	676	3,687	376	4,063
Governmental deposit accounts	173	67	240	3,767	251	4,018
Retail CDs	1,583	2,238	3,821	8,036	6,114	14,150
Brokered CDs	(1,019)	(93)	(1,112)	1,338	3,711	5,049
Total deposit cost	1,432	2,270	3,702	17,305	10,337	27,642
Borrowed funds:
Short-term borrowings	525	(1,122)	(597)	5,971	(6,244)	(273)
Long-term borrowings	768	205	973	78	2,235	2,313
Total borrowed funds cost	1,293	(917)	376	6,049	(4,009)	2,040
Total interest expense	2,725	1,353	4,078	23,354	6,328	29,682
FTE net interest income	$(6,485)	$4,742	$(1,743)	$(7,687)	$21,450	$13,763

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on an FTE basis, using a 23.2% blended corporate income tax rate for the three months ended March 31, 2024, and 23.3% for the three months ended December 31, 2023 and March 31, 2023.
Compared to the linked quarter, net interest income decreased $1.7 million, or 2.0%. Net interest margin was 4.27% for the first quarter of 2024, compared to 4.44% for the linked quarter. The decreases in net interest income and net interest margin were primarily due to a decrease in accretion income, net of amortization, from our acquisitions as well as excess cash on hand during the first quarter of 2024 for liquidity purposes.
Net interest income for the first quarter of 2024 grew 18.9% over the prior year quarter and net interest margin decreased by 26 basis points. The increase in net interest income compared to the first quarter of 2023 was driven by increases in market interest rates, the Limestone Merger, and organic growth. The decrease in net interest margin for the first quarter of 2024 compared to the first quarter of 2023, was driven primarily by an increase in interest expense on deposits.
Accretion income, net of amortization expense, from acquisitions was $6.6 million for the first quarter of 2024, $9.0 million for the linked quarter and $2.0 million for the first quarter of 2023, which added 32 basis points, 45 basis points and 13 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2024, when compared to the linked quarter was driven by a fourth quarter 2023 true-up to the preliminary Limestone-related accretion. The increase in accretion income for the first quarter of 2024 compared to the first quarter of 2023 was a result of accretion from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Provision for other credit losses	$5,834	$1,048	$1,673
Provision for checking account overdraft credit losses	268	237	180
Provision for credit losses	$6,102	$1,285	$1,853
As a percentage of average total loans (a)	0.40%	0.08%	0.16%
(a) Presented on an annualized basis.
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the first quarter of 2024 was driven by (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth. The provision for credit losses for the first quarter of 2023 was largely attributable to a deterioration of macro-economic conditions and an increase in charge-off activity, partially offset by a reduction in reserves for individually analyzed loans.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net Loss Included in Total Non-Interest Income
Net loss includes net losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Net loss on investment securities	$(1)	$(1,592)	$(1,935)
Net loss on asset disposals and other transactions:
Net loss on other assets	(309)	(586)	(229)
Net loss on OREO	—	—	(10)
Net loss on other transactions	(32)	(33)	(7)
Net loss on asset disposals and other transactions	$(341)	$(619)	$(246)
During the fourth quarter of 2023, Peoples executed the sale of $36.5 million of lower yielding available-for-sale investment securities. Proceeds from the sales were used to purchase higher yielding agency investment securities. During the first quarter of 2023, Peoples executed sales of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sales of the available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss.
The net loss on asset disposals and other transactions for the first quarter of 2024 and the linked quarter was due to $0.3 million of net losses on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 23% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the first quarter of 2024, for the linked quarter, and the for first quarter of 2023.
For the first quarter of 2024, insurance income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Property and casualty insurance commissions	$3,585	$3,655	$3,252
Performance-based commissions	2,213	32	1,527
Life and health insurance commissions	614	582	564
Other fees and charges	86	68	82
Insurance income	$6,498	$4,337	$5,425

Peoples' insurance income for the first quarter of 2024 increased $2.2 million when compared to linked quarter. This increase in insurance income was due to seasonal performance-based commissions being paid, which are annual in nature and typically occur in the first quarter of each year. Insurance income for the first quarter of 2024 increased $1.1 million when compared to first quarter of 2023, primarily due to new business and market increases for premiums.
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
E-banking income	$6,046	$6,835	$5,443
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income decreased for the first quarter of 2024 compared to the linked quarter primarily driven by a decrease in customer activity.

Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Fiduciary income	$2,001	$1,851	$1,805
Brokerage income	1,842	1,789	1,627
Employee benefit fees	756	734	652
Trust and investment income	$4,599	$4,374	$4,084
Fiduciary income and brokerage income increased in the first quarter of 2024 relative to the linked quarter due to market volatility. When compared to the first quarter of 2023, fiduciary income and brokerage income increased, which was driven by an increase in fiduciary income due to an increase in assets under administration and management.
The following table details Peoples' assets under administration and management:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
(Dollars in thousands)
Trust	$2,061,402	$2,021,249	$1,900,488	$1,931,789	$1,803,887
Brokerage	$1,530,954	$1,473,814	1,364,372	1,379,309	1,318,300
Total	$3,592,356	$3,495,063	$3,264,860	$3,311,098	$3,122,187
Quarterly average	$3,521,188	$3,341,868	$3,319,655	$3,205,186	$3,076,285
The increases in assets under administration and management at March 31, 2024 compared to at December 31, 2023 were driven by market value fluctuations. The increases in assets under administration and management at March 31, 2024 when compared to at March 31, 2023 were primarily due to increases in brokerage income, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$2,255	$2,437	$1,842
Account maintenance fees	1,718	1,764	1,461
Other fees and charges	250	289	220
Deposit account service charges	$4,223	$4,490	$3,523
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges decreased for the first quarter of 2024 compared to the linked quarter due to seasonality of customer activity. Deposit account service charges increased when comparing the first quarter of 2024 to the first quarter of 2023 due to the Limestone Merger and increased maintenance fee rates.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Other non-interest income	1,698	1,922	668
Bank owned life insurance income	1,500	1,227	707
Lease income	1,236	2,822	1,077
Mortgage banking income	321	338	314

The decrease in other non-interest income when comparing the three months ended March 31, 2024 to the linked quarter was primarily due to an excess recovery of a previously charged-off loan. The increase in other non-interest income for the first quarter of 2024 when compared to the first quarter of 2023 was driven by increased operating lease income.
Bank owned life insurance income for the first quarter of 2024 increased compared to the linked quarter primarily due to a $0.5 million death benefit. Bank owned life insurance income for the first quarter of 2024 increased when compared to the first quarter of 2023, due to the additional insurance policies acquired in the Limestone Merger.
Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, net of any associated purchase accounting adjustment (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets and (v) syndication income. The first quarter of 2024 decrease in lease income when compared to the linked quarter was due to a large lease buyout in the fourth quarter of 2023.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the first quarter of 2024 was relatively flat when compared to each of the prior periods.
In the first quarter of 2024, Peoples sold $0.2 million in loans into the secondary market with servicing retained and $6.9 million in loans with servicing released, compared to $26,000 and $7.9 million, respectively, in the fourth quarter of 2023, and $0.8 million and $7.4 million, respectively, in the first quarter of 2023.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense.  The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Base salaries and wages	$24,797	$23,713	$20,332
Sales-based and incentive compensation	5,254	7,158	3,945
Employee benefits	3,938	4,205	4,115
Payroll taxes and other employment costs	2,836	2,280	2,370
Stock-based compensation	3,090	1,137	2,189
Deferred personnel costs	(1,022)	(1,123)	(923)
Salaries and employee benefit costs	$38,893	$37,370	$32,028
Full-time equivalent employees:
Actual at end of period	1,498	1,478	1,286
Average during the period	1,492	1,483	1,283
Base salaries and wages for the first quarter of 2024 increased compared to the linked quarter primarily due to annual merit increases. The current quarter increase compared to the first quarter of 2023 was primarily driven by the additional employees added in the Limestone Merger as well as annual merit increases.
The decrease in sales-based and incentive compensation for the first quarter of 2024 compared to the linked quarter was primarily due to $1.3 million of Vantage-related sales-based incentive compensation. Sales-based and incentive compensation increased in the first quarter of 2024 when compared to the prior year quarter due to overall company performance measures used in calculating incentive awards.
The decrease in employee benefits for the first quarter of 2024 compared to the linked quarter and the first quarter of 2023 was primarily due to decreased medical costs.
Payroll taxes and other employment costs for the first quarter of 2024 increased compared to the linked quarter and the first quarter of 2024 and were primarily related to higher base salaries and wages. Also impacting the increase in payroll taxes and other employment costs when compared to the first quarter of 2023 were the additional employees added in the Limestone Merger.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted common share awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the first quarter of 2024 increased when compared to the fourth quarter of 2023 and the first three months of 2023 due to additional employees, including the ones added in the Limestone Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the first quarter of 2024 remained relatively flat when compared to both the fourth quarter of 2023 and the first quarter of 2023.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Depreciation	$2,170	$2,040	$1,790
Repairs and maintenance costs	1,821	1,596	1,261
Property taxes, utilities and other costs	1,293	1,330	1,157
Net rent expense	999	566	747
Net occupancy and equipment expense	$6,283	$5,532	$4,955
The first quarter of 2024 net occupancy and equipment expense increased when compared to the linked quarter due to a prior period one time benefit to rent expense. The first quarter of 2024 net occupancy and equipment expense increased when compared to the first quarter of 2023 due to additional net occupancy and equipment expense from the Limestone Merger.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Data processing and software expense	$5,769	$6,029	$4,562
Professional fees	2,967	3,266	2,881
Amortization of other intangible assets	2,788	3,271	1,871
E-banking expense	1,781	1,991	1,491
FDIC insurance premiums	1,186	1,260	801
Other loan expenses	1,076	726	739
Marketing expense	1,056	1,463	930
Franchise tax expense	881	862	1,034
Communication expense	799	745	613
Other non-interest expense	4,986	5,174	4,574
Data processing and software expenses for the first quarter 2024 decreased compared to the linked quarter due to $0.6 million of acquisition-related expense in the linked quarter. The increase for the first quarter 2024 when compared to the first quarter 2023 was driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization.
Professional fees for the first quarter of 2024 decreased when compared to the linked quarter due to less acquisition-related expenses. Professional fees for the first quarter of 2024 was relatively flat when compared to the first quarter of 2023.
Amortization of other intangible assets for the first quarter of 2024 decreased when compared to the linked quarter due to additional expenses attributable to the Limestone Merger during the fourth quarter of 2023. Amortization of other intangible assets for the current quarter increased when compared to the first quarter of 2023 due to amortization of intangible assets recognized in the Limestone Merger during the first quarter of 2023.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards. The decrease in electronic banking income compared to the linked quarter was due to a decline in customer activity. E-banking expense increased for the first quarter of 2024 when compared to the first quarter of 2023 due to additional customers brought in from the Limestone Merger.

Peoples' FDIC insurance premiums for the first quarter of 2024 were relatively flat when compared to the linked quarter. FDIC insurance premiums for the first quarter of 2024 increased when compared to the first quarter of 2023 due to organic and acquisitive growth and an increase in rates assessed by the FDIC.
Other loan expenses during the first quarter of 2024 increased when compared to the respective prior comparative periods primarily due to increases in miscellaneous loan and collection expenses.
Marketing expense for the first quarter of 2024 decreased when compared to the linked quarter due to lower advertising expense. Marketing expense for the first quarter of 2024 increased when compared to the first quarter of 2023 due to higher donations.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The decrease in franchise tax expense for the first quarter of 2024 when compared to the first quarter of 2023 was driven by a lower apportionment in Ohio.
Other non-interest expense for the first quarter of 2024 decreased when compared to the linked quarter due to a decrease in postage expense. The increase for the first quarter of 2024 when compared to the first quarter of 2023 was driven by the increase in depreciation expense for operating leases.
Income Tax Expense
Peoples recorded income tax expense of $8.3 million with an effective tax rate of 21.8% for the first quarter of 2024, compared to income tax expense of $9.7 million with an effective tax rate of 22.3% for the linked quarter and income tax expense of $7.0 million with an effective tax rate of 21.0% for the first quarter of 2023. The decrease in income tax expense when compared to the fourth quarter of 2023 was primarily due to lower pre-tax income.
Additional information regarding income taxes can be found in "Note 13. Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2023 Form 10-K.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$37,852	$43,529	$33,606
Add: provision for credit losses	6,102	1,285	1,853
Add: loss on OREO	—	—	10
Add: loss on investment securities	1	1,592	1,935
Add: loss on other assets	309	586	229
Add: loss on other transactions	32	33	7
Pre-provision net revenue	$44,296	$47,025	$37,640
Total average assets	$9,021,651	$8,826,655	$7,222,464
Pre-provision net revenue to total average assets (annualized)	1.97%	2.11%	2.11%
Weighted-average common shares outstanding - diluted	35,051,810	35,089,825	28,021,879
Pre-provision net revenue per common share - diluted	$1.26	$1.34	$1.34
The decrease in the PPNR for the first quarter of 2024 compared to the fourth quarter of 2023 was driven by decreased net interest income and lower accretion income. The increase in PPNR for the first quarter of 2024 when compared to the first quarter of 2023 was due to increased net interest income reflecting the positive impact of the additional net interest income from Limestone customers after the Limestone Merger.
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
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Core non-interest expense:
Total non-interest expense	$68,465	$67,689	$56,479
Less: acquisition-related expenses	(84)	1,276	551
Core non-interest expense	$68,549	$66,413	$55,928
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$68,465	$67,689	$56,479
Less: amortization of other intangible assets	2,788	3,271	1,871
Adjusted total non-interest expense	65,677	64,418	54,608
Total non-interest income	25,779	24,134	19,060
Less: net loss on investment securities	(1)	(1,592)	(1,935)
Less: net loss on asset disposals and other transactions	(341)	(619)	(246)
Total non-interest income excluding net losses	26,121	26,345	21,241
Net interest income	86,640	88,369	72,878
Add: FTE adjustment (a)	400	414	399
Net interest income on an FTE basis	87,040	88,783	73,277
Adjusted revenue	$113,161	$115,128	$94,518
Efficiency ratio	58.04%	55.95%	57.78%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$68,549	$66,413	$55,928
Less: amortization of other intangible assets	2,788	3,271	1,871
Adjusted core non-interest expense	65,761	63,142	54,057
Non-interest income excluding net losses	26,121	26,345	21,241
Net interest income on an FTE basis	87,040	88,783	73,277
Adjusted revenue	$113,161	$115,128	$94,518
Efficiency ratio adjusted for non-core items	58.11%	54.85%	57.19%
(a) Tax effect is calculated using a 23.2% blended corporate income tax rate for the three months ended March 31, 2024, and a 23.3% blended corporate income tax rate for the three months ended December 31, 2023 and March 31, 2023.

The efficiency ratio increased compared to the linked quarter mainly as the result of an increase of interest expense on deposits. The efficiency ratio compared to the prior year quarter was relatively flat. The efficiency ratio, adjusted for non-core items, was 58.1% for the first quarter of 2024, compared to 54.9% for the linked quarter, and 57.2% for the first quarter of 2023. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses and acquisition-related expenses..
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$29,584	$33,825	$26,560
Add: net loss on investment securities	1	1,592	1,935
Less: tax effect of net loss on investment securities (a)	—	334	406
Add: net loss on asset disposals and other transactions	341	619	246
Less: tax effect of net loss on asset disposals and other transactions (a)	72	130	52
Add: acquisition-related expenses	(84)	1,276	551
Less: tax effect of acquisition-related expenses (a)	(18)	268	116
Net income adjusted for non-core items (after tax)	$29,788	$36,580	$28,718
Days in the period	91	92	90
Days in the year	366	365	365
Annualized net income	$118,986	$134,197	$107,716
Annualized net income adjusted for non-core items (after tax)	$119,807	$145,127	$116,467
Return on average assets:
Annualized net income	$118,986	$134,197	$107,716
Total average assets	9,021,651	8,826,655	7,222,464
Return on average assets	1.32%	1.52%	1.49%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$119,807	$145,127	$116,467
Total average assets	9,021,651	8,826,655	7,222,464
Return on average assets adjusted for non-core items (after tax)	1.33%	1.64%	1.61%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets adjusted for non-core items for the first quarter of 2024 decreased when compared to the linked quarter, due to a decrease in annualized net income resulting from lower net interest income, partially offset by an increase in average assets resulting from the excess cash held on balance sheet as well as increases in non-interest expenses. The decrease in the return on average assets adjusted for non-core items for the first quarter of 2024, compared to the first quarter of 2023, was attributable to an increase in annualized net income primarily due to an increase in net interest income, partially offset by the assets acquired in the Limestone Merger and an increase in expenses.
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

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$29,584	$33,825	$26,560
Add: amortization of other intangible assets	2,788	3,271	1,871
Less: tax effect of amortization of other intangible assets (a)	585	687	393
Net income excluding amortization of other intangible assets	$31,787	$36,409	$28,038
Days in the period	91	92	90
Days in the year	366	365	365
Annualized net income	$118,986	$134,197	$107,716
Annualized net income excluding amortization of other intangible assets	$127,847	$144,449	$113,710
Average tangible equity:
Total average stockholders' equity	$1,052,781	$1,002,515	$801,465
Less: average goodwill and other intangible assets	410,719	411,616	325,545
Average tangible equity	$642,062	$590,899	$475,920
Return on total average stockholders' equity ratio:
Annualized net income	$118,986	$134,197	$107,716
Total average stockholders' equity	$1,052,781	$1,002,515	$801,465
Return on total average stockholders' equity	11.30%	13.39%	13.44%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$127,847	$144,449	$113,710
Average tangible equity	$642,062	$590,899	$475,920
Return on average tangible equity	19.91%	24.45%	23.89%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income mainly attributable to a decrease in net interest income and an increase in non-interest expense. The decreases in the return on total average stockholders' equity and average tangible equity ratios in the first quarter of 2024 when compared to the same period of 2023 were due to the issuance of 6.8 million common shares as consideration in the Limestone Merger, an increase in acquisition-related expenses, partially offset by an increase in total net interest income driven by the 2023 increases in market interest rates and additional net interest income from Limestone following the Limestone Merger.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2024, Peoples' interest-bearing deposits in other banks had increased $10.9 million from December 31, 2023. The total cash and cash equivalents balance included $318.5 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2024, compared to $309.8 million at December 31, 2023. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2024, Peoples' total cash and cash equivalents increased $3.0 million, which reflected cash inflows of $37.0 million of cash provided by operating activities and $89.1 million of cash provided by financing activities, mostly offset by cash outflows of $123.1 million of cash used in investing activities. The cash provided by financing activities was largely driven by a $273.6 million net increase in interest-bearing deposits and $26.8 million of proceeds from long-term borrowings, partially offset by a net decrease in non-interest bearing deposits of $99.3 million and a net decrease in short-term borrowings of $87.6 million. Peoples' use of cash in investing activities reflected a net cash outflow from available-for-sale investment securities of $78.7 million and a $43.3 million net increase in loans held for investment.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	3.10%	$28,773	$30,296	$42,466	$75,255	$58,438
U.S. government sponsored agencies	4.14%	200,460	118,607	103,932	98,324	98,311
States and political subdivisions	2.85%	208,750	213,296	220,460	248,271	224,996
Residential mortgage-backed securities	2.72%	621,691	628,924	593,104	635,487	605,270
Commercial mortgage-backed securities	1.86%	50,791	51,234	50,840	52,830	52,153
Bank-issued trust preferred securities	12.44%	6,001	5,965	7,779	23,272	10,329
Total fair value		$1,116,466	$1,048,322	$1,018,581	$1,133,439	$1,049,497
Total amortized cost		$1,262,319	$1,184,288	$1,211,794	$1,292,331	$1,196,521
Net unrealized loss		$(145,853)	$(135,966)	$(193,213)	$(158,892)	$(147,024)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.80%	$188,423	$188,475	$174,699	$176,027	$194,184
States and political subdivisions (a)	2.90%	144,315	144,258	144,490	144,668	144,844
Residential mortgage-backed securities	3.36%	246,579	248,559	248,627	243,807	245,294
Commercial mortgage-backed securities	2.53%	100,427	102,365	107,593	109,423	109,750
Total amortized cost		$679,744	$683,657	$675,409	$673,925	$694,072
Other investment securities		$62,939	$63,421	$66,332	$63,579	$52,763
Total investment securities:
Amortized cost		$2,005,002	$1,931,366	$1,953,535	$2,029,835	$1,943,356
Carrying value		$1,859,149	$1,795,400	$1,760,322	$1,870,943	$1,796,332

(a)Amortized cost is presented net of the allowance for credit losses of $238 at March 31, 2024 and at December 31, 2023, and $241 at March 31, 2023.
For the first quarter of 2024, total investment securities increased compared to the linked quarter, largely due to purchases of higher yielding government sponsored agency securities which were used to collateralize certain government deposits. During the fourth quarter of 2023, Peoples executed the sales of $36.5 million of lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sales were used to purchase higher yielding agency investment securities. During the first quarter of 2023, Peoples executed the sales of $96.7 million of its lower yielding available-for-sale securities for an after-tax loss of $1.6 million. Proceeds from the sales were used to pay down overnight borrowings. The realized losses recognized due to the first quarter of 2023 transactions were earned back within the 2023 fiscal year, and the realized losses recognized due to the fourth quarter of 2023 transactions are expected to be earned back within 14 months of the transaction dates.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Originated loans and leases:
Construction	$262,209	$279,335	$289,657	$297,051	$222,915
Commercial real estate, other	1,263,577	1,209,204	1,161,064	1,035,473	995,176
Commercial real estate	1,525,786	1,488,539	1,450,721	1,332,524	1,218,091
Commercial and industrial	972,191	938,659	860,407	873,386	840,194
Premium finance	238,962	203,177	189,251	162,357	158,263
Leases	373,626	357,217	328,365	287,948	251,711
Residential real estate	420,518	418,570	405,917	396,667	386,964
Home equity lines of credit	164,019	148,155	140,787	132,222	132,531
Consumer, indirect	650,228	666,472	668,371	654,371	647,177
Consumer, direct	99,022	112,292	114,160	101,786	99,299
Consumer	749,250	778,764	782,531	756,157	746,476
Deposit account overdrafts	1,306	986	857	830	749
Total originated loans and leases	$4,445,658	$4,334,067	$4,158,836	$3,942,091	$3,734,979
Acquired loans and leases (a):
Construction	$52,478	$84,684	$84,359	$121,690	$9,381
Commercial real estate, other	980,203	987,753	1,028,920	1,036,041	485,886
Commercial real estate	1,032,681	1,072,437	1,113,279	1,157,731	495,267
Commercial and industrial	242,424	246,327	268,402	286,924	50,945
Leases	49,068	56,843	74,270	89,843	102,930
Residential real estate	361,370	372,525	386,048	394,775	325,638
Home equity lines of credit	57,060	60,520	63,153	66,999	41,852
Consumer, direct	14,566	16,477	20,402	36,233	8,107
Total acquired loans and leases	$1,757,169	$1,825,129	$1,925,554	$2,032,505	$1,024,739
Total loans and leases	$6,202,827	$6,159,196	$6,084,390	$5,974,596	$4,759,718
Percent of loans and leases to total loans and leases:
Construction	5.1%	5.9%	6.1%	7.0%	4.9%
Commercial real estate, other	36.2%	35.7%	36.0%	34.8%	31.1%
Commercial real estate	41.3%	41.6%	42.1%	41.8%	36.0%
Commercial and industrial	19.6%	19.2%	18.6%	19.4%	18.7%
Premium finance	3.8%	3.3%	3.1%	2.7%	3.3%
Leases	6.8%	6.7%	6.6%	6.3%	7.4%
Residential real estate	12.6%	12.9%	13.0%	13.2%	15.0%
Home equity lines of credit	3.6%	3.4%	3.4%	3.3%	3.7%
Consumer, indirect	10.5%	10.8%	11.0%	11.0%	13.6%
Consumer, direct	1.8%	2.1%	2.2%	2.3%	2.3%
Consumer	12.3%	12.9%	13.2%	13.3%	15.9%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$348,937	$356,784	$366,996	$375,882	$384,005

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at March 31, 2024 increased $43.6 million, or 3% annualized, compared to at December 31, 2023. The increase in the period-end loan and lease balance at March 31, 2024 compared to December 31, 2023 was primarily driven by increases of (i) $46.8 million in other commercial real estate loans, (ii) $35.8 million in premium finance loans and

(iii) $29.6 million in commercial and industrial loans, partially offset by decreases of (a) $49.3 million in construction loans, (b) $16.2 million in indirect consumer loans and (c) $15.2 million in direct consumer loans. The increase in the period-end loan and lease balances at March 31, 2024 compared to at March 31, 2023 was primarily driven by loans acquired in the Limestone Merger totaling $1.1 billion. Excluding the loans acquired in the Limestone Merger, the period-end loan and lease balance increased $499.3 million, or 10%, driven by increases of $198.1 million, $100.6 million, $80.7 million, $68.1 million, $37.3 million, and $23.5 million in other commercial real estate loans, commercial and industrial loans, premium finance loans, leases, construction loans, and home equity lines of credit, respectively.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and commercial real estate loans within the loan portfolio at March 31, 2024:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$180,949	$202,623	$383,572	59.8%
Residential property	19,607	32,085	51,692	8.1%
Land development	36,985	14,583	51,568	8.0%
Land only	24,612	7,674	32,286	5.0%
Assisted living facilities and nursing homes	1,408	19,672	21,080	3.3%
Lodging and lodging related	3,578	16,456	20,034	3.1%
Industrial	10,619	5,287	15,906	2.5%
Student housing	10,107	4,893	15,000	2.4%
Other (a)	26,822	23,223	50,045	7.8%
Total construction	$314,687	$326,496	$641,183	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$345,711	$3,495	$349,206	15.1%
Retail facilities:
Owner occupied	$56,251	$1,399	$57,650	2.5%
Non-owner occupied	243,285	905	244,190	10.6%
Total retail facilities	$299,536	$2,304	$301,840	13.1%
Light industrial facilities:
Owner occupied	$144,172	$2,927	$147,099	6.4%
Non-owner occupied	97,301	4,594	101,895	4.4%
Total light industrial facilities	$241,473	$7,521	$248,994	10.8%
Office buildings and complexes:
Owner occupied	$84,118	$3,598	$87,716	3.8%
Non-owner occupied	132,981	8,292	141,273	6.1%
Total office buildings and complexes	$217,099	$11,890	$228,989	9.9%
Lodging and lodging related:
Owner occupied	$30,235	$—	$30,235	1.3%
Non-owner occupied	124,559	—	124,559	5.4%
Total lodging and lodging related	$154,794	$—	$154,794	6.7%
Assisted living facilities and nursing homes	$140,712	$5,167	$145,879	6.3%
Warehouse facilities:
Owner occupied	$41,361	$592	$41,953	1.8%
Non-owner occupied	44,530	128	44,658	1.9%
Total warehouse facilities	$85,891	$720	$86,611	3.7%
Restaurant/bar facilities:
Owner occupied	$40,747	$20	$40,767	1.8%
Non-owner occupied	35,427	—	35,427	1.5%
Total restaurant/bar facilities	$76,174	$20	$76,194	3.3%
Mixed-use facilities:
Owner occupied	$37,696	$1,233	$38,929	1.7%
Non-owner occupied	27,130	1,586	28,716	1.2%
Total mixed-use facilities	$64,826	$2,819	$67,645	2.9%
Education services:
Owner occupied	$16,279	$—	$16,279	0.7%
Non-owner occupied	29,749	4,000	33,749	1.5%
Total education services	$46,028	$4,000	$50,028	2.2%
Other (a)	571,536	31,808	603,344	26.0%
Total commercial real estate, other	$2,243,780	$69,744	$2,313,524	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 3% of total loans at both March 31, 2024 and December 31, 2023. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Construction	$701	$699	$1,241	$1,496	$1,273
Commercial real estate, other	21,788	20,915	21,257	19,731	16,474
Commercial and industrial	10,581	10,490	10,205	11,028	8,307
Premium finance	607	484	476	431	433
Leases	12,889	10,850	11,692	10,377	9,109
Residential real estate	5,866	5,937	6,251	6,112	6,504
Home equity lines of credit	1,689	1,588	1,640	1,676	1,717
Consumer, indirect	8,301	8,590	7,516	7,610	7,781
Consumer, direct	2,279	2,343	2,519	2,642	1,619
Deposit account overdrafts	121	115	127	108	86
Allowance for credit losses	$64,822	$62,011	$62,924	$61,211	$53,303
As a percent of total loans	1.05%	1.01%	1.03%	1.02%	1.12%
The increase in the allowance for credit losses at March 31, 2024 compared to December 31, 2023 was largely attributable to (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth. The increase in the allowance for credit losses at September 30, 2023 and at June 30, 2023, when compared to the prior periods presented was driven by the establishment of an allowance for credit losses for loans acquired in the Limestone Merger.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2023 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Gross charge-offs:
Construction	$—	$—	$—	$—	$9
Commercial real estate, other	212	296	278	7	33
Commercial and industrial	235	640	199	11	1
Premium finance	54	43	33	23	23
Leases	1,270	2,019	905	604	469
Residential real estate	80	20	50	59	41
Home equity lines of credit	—	4	32	55	19
Consumer, indirect	1,461	1,234	926	941	929
Consumer, direct	226	142	92	78	104
Consumer	1,687	1,376	1,018	1,019	1,033
Deposit account overdrafts	336	352	319	263	227
Total gross charge-offs	$3,874	$4,750	$2,834	$2,041	$1,855
Recoveries:
Commercial real estate, other	$83	$825	$97	$16	$27
Commercial and industrial	7	98	3	451	—
Premium finance	8	—	12	3	9
Leases	212	25	168	89	80
Residential real estate	83	67	27	69	29
Home equity lines of credit	7	1	—	—	—
Consumer, indirect	71	130	149	129	79
Consumer, direct	9	12	11	35	15

	Three Months Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Consumer	80	142	160	164	94
Deposit account overdrafts	74	103	49	53	72
Total recoveries	$554	$1,261	$516	$845	$311
Net charge-offs (recoveries):
Construction	$—	$—	$—	$—	$9
Commercial real estate, other	129	(529)	181	(9)	6
Commercial and industrial	228	542	196	(440)	1
Premium finance	46	43	21	20	14
Leases	1,058	1,994	737	515	389
Residential real estate	(3)	(47)	23	(10)	12
Home equity lines of credit	(7)	3	32	55	19
Consumer, indirect	1,390	1,104	777	812	850
Consumer, direct	217	130	81	43	89
Consumer	1,607	1,234	858	855	939
Deposit account overdrafts	262	249	270	210	155
Total net charge-offs	$3,320	$3,489	$2,318	$1,196	$1,544
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.01%	(0.03)%	0.01%	—%	—%
Commercial and industrial	0.02%	0.03%	0.01%	(0.03)%	—%
Premium finance	—%	—%	—%	—%	—%
Leases	0.07%	0.13%	0.05%	0.04%	0.04%
Residential real estate	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.09%	0.07%	0.05%	0.06%	0.07%
Consumer, direct	0.01%	0.01%	0.01%	—%	0.01%
Consumer	0.10%	0.08%	0.06%	0.06%	0.08%
Deposit account overdrafts	0.02%	0.02%	0.02%	0.02%	0.01%
Total	0.22%	0.23%	0.15%	0.09%	0.13%
Each with "--%" not meaningful.
Total net charge-offs during the first quarter of 2024 were $3.3 million, or 0.22% of average total loans on an annualized basis, compared to $3.5 million, or 0.23% of average total loans on an annualized basis, during the fourth quarter of 2023 and $1.5 million, or 0.13% of average total loans on an annualized basis, during the first quarter of 2023. The decrease for the first quarter of 2024 when compared to the linked quarter was driven by a decrease in net charge-offs on leases and commercial and industrial loans during the first quarter of 2024. The increase in net charge-offs during the first quarter of 2024 versus the prior year first quarter was primarily attributable to an increase in charge-offs on (i) leases, (ii) indirect consumer loans, (iii) commercial industrial loans, and (iv) other commercial real estate loans, partially offset by an increase in recoveries on leases during the first quarter of 2024.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Loans 90+ days past due and accruing:
Commercial real estate, other	$231	$78	$487	$15	$150
Commercial and industrial	10	316	67	—	228
Premium finance	2,208	1,355	1,581	987	764
Leases	4,070	3,826	6,007	3,847	2,491
Residential real estate	780	877	736	856	238
Home equity lines of credit	181	171	177	148	127
Consumer, indirect	134	68	47	40	13
Consumer, direct	48	25	15	31	3
Consumer	182	93	62	71	16
Total loans 90+ days past due and accruing	$7,662	$6,716	$9,117	$5,924	$4,014
Nonaccrual loans:
Construction	$—	$—	$—	$—	$1
Commercial real estate, other	3,773	2,816	3,661	8,987	11,345
Commercial and industrial	6,205	2,758	3,116	3,438	3,064
Leases	10,136	8,436	7,929	4,800	3,884
Residential real estate	7,450	7,921	8,454	8,393	8,641
Home equity lines of credit	1,134	1,022	1,026	841	793
Consumer, indirect	2,506	2,412	1,904	1,982	2,147
Consumer, direct	157	112	97	355	105
Consumer	2,663	2,524	2,001	2,337	2,252
Total nonaccrual loans	$31,361	$25,477	$26,187	$28,796	$29,980
Total nonperforming loans ("NPLs")	$39,023	$32,193	$35,304	$34,720	$33,994
OREO:
Commercial	$7,118	$7,118	$7,118	$7,118	$8,730
Residential	120	56	56	48	48
Total OREO	$7,238	$7,174	$7,174	$7,166	$8,778
Total nonperforming assets ("NPAs")	$46,261	$39,367	$42,478	$41,886	$42,772
Criticized loans (a)	$256,565	$235,239	$213,156	$219,885	$198,812
Classified loans (b)	$147,518	$120,027	$124,836	$110,972	$93,168
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans (d)	0.51%	0.41%	0.43%	0.48%	0.63%
NPLs as a percent of total loans (d)	0.63%	0.52%	0.58%	0.58%	0.71%
NPAs as a percent of total assets (d)	0.50%	0.43%	0.48%	0.48%	0.58%
NPAs as a percent of total loans and OREO (d)	0.74%	0.64%	0.70%	0.70%	0.90%
Allowance for credit losses as a percent of nonaccrual loans	206.70%	245.79%	240.29%	212.57%	177.80%
Allowance for credit losses as a percent of NPLs (d)	166.11%	194.38%	178.23%	176.30%	156.80%
Criticized loans as a percent of total loans (a)	4.14%	3.82%	3.50%	3.68%	4.18%
Classified loans as a percent of total loans (b)	2.38%	1.95%	2.05%	1.86%	1.96%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Compared to at December 31, 2023, Peoples' NPAs increased from 0.43% of total assets to 0.50% at March 31, 2024. Total loans 90+ days past due and accruing increased at March 31, 2024 compared to at December 31, 2023, mostly due to increases in nonperforming premium finance loans. Total nonaccrual loans increased at March 31, 2024 compared to at December 31, 2023, mostly due to increases in nonaccrual commercial and industrial loans and leases. During the first quarter of 2024, criticized loans increased $21.3 million, while classified loans increased $27.5 million when compared to at December 31, 2023. The increase in the amounts of criticized loans compared to at December 31, 2023 was primarily driven by loan downgrades, partially offset by loan upgrades and criticized loan pay-offs. The increase in the amount of classified loans compared to at December 31, 2023 was primarily driven by loan downgrades, partially offset by loan upgrades and classified loan pay-offs.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Non-interest-bearing deposits (a)	$1,468,363	$1,567,649	$1,569,095	$1,682,634	$1,555,064
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,107,712	1,144,357	1,181,079	1,225,646	1,085,169
Savings accounts	901,493	919,244	987,170	1,116,622	1,024,638
Retail CDs	1,680,413	1,443,417	1,198,733	950,783	622,091
Money market deposit accounts	859,961	775,488	730,902	718,633	579,106
Governmental deposit accounts	825,170	726,713	761,625	705,596	649,303
Brokered CDs	483,444	575,429	608,914	559,955	273,156
Total interest-bearing deposits	5,858,193	5,584,648	5,468,423	5,277,235	4,233,463
Total deposits	$7,326,556	$7,152,297	$7,037,518	$6,959,869	$5,788,527
Demand deposits as a percent of total deposits	35%	38%	39%	42%	46%
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2024, period-end total deposits increased $174.3 million, or 2%, compared to at December 31, 2023, primarily driven by increases of (i) $237.0 million in retail CDs, (ii) $98.5 million in governmental deposits, partially offset by decreases of (a) $99.3 million in non-interest-bearing demand deposit accounts, (b) $92.0 million in brokered CDs, (c) $36.6 million in interest-bearing demand deposit accounts, and (d) $17.8 million in savings accounts. The increase in governmental deposit accounts was due to the seasonality of those balances, which are typically higher in the first quarter and third quarter of each year.
At March 31, 2024, period-end total deposits increased $1.5 billion, or 27%, compared to at March 31, 2023, primarily driven by deposits acquired in the Limestone Merger. Excluding Limestone deposit balances, total deposits at March 31, 2024 increased $784.8 million, or 14%, compared to at March 31,2023, primarily due to increases of $956.9 million in retail CDs, $210.3 million in brokered CDs, and $191.2 million in money market deposit accounts, partially offset by decreases of $270.9 million, $191.8 million, and $158.4 million in non-interest bearing deposits, savings accounts, and interest-bearing demand deposit accounts, respectively.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs. As of March 31, 2024, Peoples had 11 effective interest rate swaps, with an aggregate notional value of $105.0 million, which were designated as cash flow hedges of overnight brokered CDs and are expected to be extended every 90 days through the maturity dates of the interest rate swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Short-term borrowings:
FHLB Overnight borrowings	$260,192	$369,000	$484,000	$444,000	$390,000
Retail repurchase agreements	90,304	99,121	101,437	125,935	100,670
Bank Term Funding Program ("BTFP")	163,000	133,000	—	—	—
Total short-term borrowings	$513,496	$601,121	$585,437	$569,935	$490,670
Long-term borrowings:
FHLB advances	$132,683	$112,865	$83,247	$33,755	$33,941
Vantage non-recourse debt	49,529	49,572	41,783	41,963	47,864
Other long-term borrowings	54,071	53,804	48,282	47,861	13,824
Total long-term borrowings	$236,283	$216,241	$173,312	$123,579	$95,629
Total borrowed funds	$749,779	$817,362	$758,749	$693,514	$586,299
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at March 31, 2024 decreased compared to at December 31, 2023, primarily due to lower overnight borrowings. Total long-term borrowings at March 31, 2024 increased when compared to at March 31, 2023 due to an increase in FHLB advances and other long-term borrowings assumed in the Limestone Merger as well as additional borrowings under the BTFP.
Capital/Stockholders’ Equity
At March 31, 2024, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2024, Peoples had a capital conservation buffer of 5.60%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Capital Amounts:
Common Equity Tier 1	$780,017	$766,691	$752,728	$728,892	$624,292
Tier 1	834,089	820,495	801,010	776,753	638,116
Total (Tier 1 and Tier 2)	894,662	873,225	855,054	828,910	682,477
Net risk-weighted assets	$6,674,114	$6,524,577	$6,505,779	$6,417,511	$5,110,318
Capital Ratios:
Common Equity Tier 1	11.69%	11.75%	11.57%	11.36%	12.22%
Tier 1	12.50%	12.58%	12.31%	12.10%	12.49%
Total (Tier 1 and Tier 2)	13.40%	13.38%	13.14%	12.92%	13.35%
Tier 1 leverage ratio	9.43%	9.57%	9.34%	9.64%	9.02%
Peoples' risk-risk based capital ratios at March 31, 2024 decreased slightly when compared to December 31, 2023, due to lower net income, partially offset by an increase in expenses from the Limestone Merger. Compared to at March 31, 2023, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by the impact of the Limestone Merger and dividends paid. The common equity tier 1 risk-based capital ratio at March 31, 2024 decreased compared to at March 31, 2023 due to the common shares issued in the Limestone Merger.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Tangible equity:
Total stockholders' equity	$1,062,002	$1,053,534	$993,219	$998,907	$819,543
Less: goodwill and other intangible assets	409,285	412,172	408,494	413,172	324,562
Tangible equity	$652,717	$641,362	$584,725	$585,735	$494,981
Tangible assets:
Total assets	$9,270,774	$9,157,382	$8,942,534	$8,786,635	$7,311,520
Less: goodwill and other intangible assets	409,285	412,172	408,494	413,172	324,562
Tangible assets	$8,861,489	$8,745,210	$8,534,040	$8,373,463	$6,986,958
Tangible book value per common share:
Tangible equity	$652,717	$641,362	$584,725	$585,735	$494,981
Common shares outstanding	35,486,234	35,314,745	35,395,990	35,374,916	28,488,158
Tangible book value per common share	$18.39	$18.16	$16.52	$16.56	$17.37
Tangible equity to tangible assets ratio:
Tangible equity	$652,717	$641,362	$584,725	$585,735	$494,981
Tangible assets	$8,861,489	$8,745,210	$8,534,040	$8,373,463	$6,986,958
Tangible equity to tangible assets	7.37%	7.33%	6.85%	7.00%	7.08%
Tangible book value per common share increased to $18.39 at March 31, 2024 compared to $18.16 at December 31, 2023. The change in tangible book value per common share was due to tangible equity increasing during the first quarter of 2024 primarily due to net income over the last three months, which was partially offset by an increase in other comprehensive losses recognized on available-for-sale securities. Tangible book value per common share at March 31, 2024 increased compared to at March 31, 2023 primarily due to net income over the last twelve months, which was partially offset by an increase in accumulated other comprehensive loss as well as the impact of the common shares issued in the Limestone Merger.
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
Peoples has assigned overall management of IRR to its Asset-Liability Committee (the “ALCO”), which has established an IRR management policy that sets minimum requirements and guidelines for monitoring and managing the level of IRR, including the review of assumptions used in modeling IRR.

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
300	$14,508	4.3%	$15,063	4.6%	$(164,796)	(9.5)%	$(157,625)	(9.4)%
200	9,732	2.9%	10,282	3.1%	(112,780)	(6.5)%	(107,620)	(6.4)%
100	4,932	1.5%	5,468	1.7%	(56,684)	(3.3)%	(53,585)	(3.2)%
(100)	(7,892)	(2.3)%	(7,427)	(2.3)%	34,400	2.0%	31,722	1.9%
(200)	(16,888)	(5.0)%	(15,446)	(4.7)%	47,397	2.7%	46,537	2.8%
(300)	(20,705)	(6.1)%	(16,822)	(5.1)%	47,323	2.7%	47,198	2.8%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2024, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At March 31, 2024, the bear steepener scenario produced an increase in net interest income of 0.7% and a decline in the economic value of equity of 0.7%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and a higher net interest margin. At March 31, 2024, the bear flattener scenario produced an increase of 3.0% to net interest income and a decline in the economic value of equity of 1.0%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2024, Peoples had entered into 11 interest rate swap contracts with an aggregate notional value of $105.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2024, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. In light of the bank failures in 2023, Peoples revisited the model assumptions, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain appropriate and are largely unchanged from those disclosed in Peoples' 2023 Form 10-K.
At March 31, 2024, Peoples Bank had liquid assets of $565.4 million, which represented 5.4% of total assets and unfunded loan commitments. Peoples also had an additional $158.7 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Home equity lines of credit	$246,035	$244,367	$245,764	$208,805	$201,692
Unadvanced construction loans	349,850	349,850	351,473	293,662	241,225
Other loan commitments	714,513	769,759	768,788	597,285	717,149
Loan commitments	$1,310,398	$1,363,976	$1,366,025	$1,099,752	$1,160,066
Standby letters of credit	$13,131	$14,318	$15,452	$14,760	$15,046
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no other material changes from those risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2023 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended March 31, 2024:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2024	63,322	(1)(2)	$30.28	(2)(3)	61,367	$17,755,053
February 1 – 29, 2024	64,802	(1)(3)	$28.67	(2)	39,538	$16,616,711
March 1 – 31, 2024	1,514	(2)(3)	$27.97		—	$16,616,711
Total	129,638		$29.45		100,905	$16,616,711
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were 61,367 and 39,538 common shares repurchased under the share repurchase program during January and February 2024, respectively.
(2)Information reported includes 1,955 common shares and 1,320 common shares purchased in open market transactions during January 2024 and March 2024, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 25,264 common shares and 194 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during February and March 2024, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c) The following details the activity in respect of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ending March 31, 2024:

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Total Common Shares to be Sold	Expiration Date
David F. Dierker (Director)	Adopt	February 2, 2024	X	11,000	December 26, 2024

*Intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A accepted on May 28, 2021 with a filing date of June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Consulting Agreement dated March 20, 2024, among Charles W. Sulerzyski, Peoples Bancorp Inc. and Peoples Bank++	Incorporated herein by reference to Peoples' Current Report on Form 8-K dated and filed on March 21, 2024 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 (Unaudited) and at December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the three months and the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months and the three months ended March 31, 2024 and 2023; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 2, 2024	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	May 2, 2024	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer