Form 10-Q
period 2024-06-30
PEOPLES BANCORP INC
filed 2024-08-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,508,377 common shares, without par value, at July 31, 2024.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$119,981	$111,680
Interest-bearing deposits in other banks	115,890	315,042
Total cash and cash equivalents	235,871	426,722
Available-for-sale investment securities, at fair value (amortized cost of $1,266,060 at June 30, 2024 and $1,184,288 at December 31, 2023) (a)	1,119,139	1,048,322
Held-to-maturity investment securities, at amortized cost (fair value of $622,593 at June 30, 2024 and $612,022 at December 31, 2023) (a)	701,984	683,657
Other investment securities	62,742	63,421
Total investment securities (a)	1,883,865	1,795,400
Loans and leases, net of deferred fees and costs (b)	6,325,371	6,159,196
Allowance for credit losses	(66,247)	(62,011)
Net loans and leases (c)	6,259,124	6,097,185
Loans held for sale	3,832	1,866
Bank premises and equipment, net of accumulated depreciation	106,589	103,856
Bank owned life insurance	142,605	140,554
Goodwill	362,169	362,169
Other intangible assets	44,248	50,003
Other assets	188,158	179,627
Total assets	$9,226,461	$9,157,382
Liabilities
Deposits:
Non-interest-bearing	$1,472,697	$1,567,649
Interest-bearing	5,825,077	5,584,648
Total deposits	7,297,774	7,152,297
Short-term borrowings	482,733	601,121
Long-term borrowings	234,257	216,241
Accrued expenses and other liabilities	133,864	134,189
Total liabilities	8,148,628	8,103,848
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2024 or at December 31, 2023	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,760,516 shares issued at June 30, 2024 and 36,736,041 shares issued at December 31, 2023, including at each date shares held in treasury	863,975	865,227
Retained earnings	357,886	327,237
Accumulated other comprehensive loss, net of deferred income taxes	(110,193)	(101,590)
Treasury stock, at cost, 1,347,476 shares at June 30, 2024 and 1,511,348 shares at December 31, 2023	(33,835)	(37,340)
Total stockholders’ equity	1,077,833	1,053,534
Total liabilities and stockholders’ equity	$9,226,461	$9,157,382
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $238, respectively, at June 30, 2024, and $0 and $238, respectively, at December 31, 2023.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans and leases	$112,433	91,848	$223,182	$163,610
Interest and dividends on taxable investment securities	14,841	12,771	28,760	23,774
Interest on tax-exempt investment securities	994	1,125	1,997	2,121
Other interest income	2,502	673	4,424	1,061
Total interest income	130,770	106,417	258,363	190,566
Interest expense:
Interest on deposits	35,659	14,403	68,963	20,064
Interest on short-term borrowings	4,978	5,314	9,162	9,771
Interest on long-term borrowings	3,520	1,847	6,985	3,000
Total interest expense	44,157	21,564	85,110	32,835
Net interest income	86,613	84,853	173,253	157,731
Provision for credit losses	5,683	7,983	11,785	9,836
Net interest income after provision for credit losses	80,930	76,870	161,468	147,895
Non-interest income:
Electronic banking income	6,470	6,466	12,516	11,909
Trust and investment income	4,999	4,414	9,598	8,498
Deposit account service charges	4,339	4,153	8,562	7,676
Insurance income	4,109	4,004	10,607	9,429
Lease income	1,116	1,719	2,352	2,796
Bank owned life insurance income	1,037	842	2,537	1,549
Mortgage banking income	243	189	564	503
Net loss on investment securities	(353)	(166)	(354)	(2,101)
Net loss on asset disposals and other transactions	(428)	(1,665)	(769)	(1,911)
Other non-interest income	2,172	1,059	3,870	1,727
Total non-interest income	23,704	21,015	49,483	40,075
Non-interest expense:
Salaries and employee benefit costs	36,564	38,025	75,457	70,053
Data processing and software expense	6,743	4,728	12,512	9,290
Net occupancy and equipment expense	6,142	5,380	12,425	10,335
Professional fees	2,935	7,438	5,902	10,319
Amortization of other intangible assets	2,787	2,800	5,575	4,671
Electronic banking expense	1,941	1,832	3,722	3,323
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,251	1,464	2,437	2,265
Other loan expenses	1,036	538	2,112	1,277
Franchise tax expense	760	872	1,641	1,906
Communication expense	736	724	1,535	1,337
Marketing expense	681	1,357	1,737	2,287
Other non-interest expense	7,182	5,465	12,168	10,039
Total non-interest expense	68,758	70,623	137,223	127,102
Income before income taxes	35,876	27,262	73,728	60,868
Income tax expense	6,869	6,166	15,137	13,212
Net income	$29,007	$21,096	$58,591	$47,656
Earnings per common share - basic	$0.83	$0.64	$1.67	$1.57
Earnings per common share - diluted	$0.82	$0.64	$1.66	$1.56
Weighted-average number of common shares outstanding - basic	34,764,489	32,526,962	34,752,419	30,222,165
Weighted-average number of common shares outstanding - diluted	35,117,648	32,649,976	35,071,550	30,314,504
Cash dividends declared	$14,197	$13,422	$27,942	$24,147
Cash dividends declared per common share	$0.40	$0.39	$0.79	$0.77

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$29,007	$21,096	$58,591	$47,656
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(1,422)	(12,034)	(11,309)	8,328
Related tax benefit (expense)	236	3,154	2,576	(1,493)
Reclassification adjustment for net loss included in net income	353	166	354	2,101
Related tax expense	(82)	(43)	(82)	(495)
Net effect on other comprehensive (loss) income	(915)	(8,757)	(8,461)	8,441
Defined benefit plan:
Amortization of unrecognized loss and service cost on benefit plans	—	7	—	9
Related tax benefit	—	(2)	—	(2)
Net effect on other comprehensive (loss) income	—	5	—	7
Cash flow hedges:
Net (loss) gain arising during the period	(443)	1,073	(187)	(283)
Related tax benefit (expense)	105	(262)	45	51
Net effect on other comprehensive (loss) income	(338)	811	(142)	(232)
Total other comprehensive (loss) income, net of tax	(1,253)	(7,941)	(8,603)	8,216
Total comprehensive income	$27,754	$13,155	$49,988	$55,872

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2024	$861,925	$343,076	$(108,940)	$(34,059)	$1,062,002
Net income	—	29,007	—	—	29,007
Other comprehensive loss, net of tax	—	—	(1,253)	—	(1,253)
Cash dividends declared	—	(14,197)		—	(14,197)
Reissuance of treasury stock for common share awards	264	—	—	(264)	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(182)	(182)
Common shares issued under dividend reinvestment plan	419	—	—	—	419
Common shares issued under compensation plan for Boards of Directors	21	—	—	102	123
Common shares issued under employee stock purchase plan	34	—	—	226	260
Stock-based compensation	1,312	—	—	—	1,312
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	58,591	—	—	58,591
Other comprehensive loss, net of tax	—	—	(8,603)	—	(8,603)
Cash dividends declared	—	(27,942)	—	—	(27,942)
Reissuance of treasury stock for common share awards	(6,598)	—	—	6,598	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,051)	(1,051)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	874	—	—	—	874
Common shares issued under compensation plan for Boards of Directors	42	—	—	219	261
Common shares issued under employee stock purchase plan	94	—	—	397	491
Stock-based compensation	4,336	—	—	—	4,336
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2023	$684,367	$281,771	$(110,979)	$(35,616)	$819,543
Net income	—	21,096	—	—	21,096
Other comprehensive loss, net of tax	—	—	(7,941)	—	(7,941)
Cash dividends declared	—	(13,422)	—	—	(13,422)
Reissuance of treasury stock for common share awards	(725)	—	—	725	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(134)	(134)
Common shares issued under dividend reinvestment plan	350	—	—	—	350
Common shares issued under compensation plan for Boards of Directors	11	—	—	124	135
Common shares issued under employee stock purchase plan	19	—	—	208	227
Stock-based compensation	1,009	—	—	—	1,009
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	47,656	—	—	47,656
Other comprehensive income, net of tax	—	—	8,216	—	8,216
Cash dividends declared	—	(24,147)	—	—	(24,147)
Reissuance of treasury stock for common share awards	(5,410)	—	—	5,410	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,054)	(1,054)
Common shares issued under dividend reinvestment plan	752	—	—	—	752
Common shares issued under compensation plan for Boards of Directors	19	—	—	252	271
Common shares issued under employee stock purchase plan	61	—	—	621	682
Stock-based compensation	3,159	—	—	—	3,159
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$69,123	$63,223
Investing activities:
Available-for-sale investment securities:
Purchases	(147,734)	(23,913)
Proceeds from sales	—	120,396
Proceeds from principal payments, calls and prepayments	64,356	73,318
Held-to-maturity investment securities:
Purchases	(37,120)	(174,335)
Proceeds from principal payments	18,812	60,672
Other investment securities:
Purchases	(18,327)	(15,856)
Proceeds from sales	19,312	9,665
Net increase in loans held for investment	(164,489)	(184,177)
Net expenditures for premises and equipment	(5,759)	(7,182)
Proceeds from sales of other real estate owned	—	106
Business acquisitions, net of cash received	—	91,793
Proceeds from bank owned life insurance contracts	486	—
Investment in limited partnership and tax credit funds	(2,919)	(1,699)
Net cash used in investing activities	(273,382)	(51,212)
Financing activities:
Net decrease in non-interest-bearing deposits	(94,952)	(169,495)
Net increase in interest-bearing deposits	240,446	178,373
Net (decrease) increase in short-term borrowings	(118,388)	9,797
Proceeds from long-term borrowings	35,561	5,004
Payments on long-term borrowings	(18,171)	(16,626)
Cash dividends paid	(27,887)	(24,276)
Purchase of treasury stock under share repurchase program	(3,000)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,051)	(1,054)
Proceeds from issuance of common shares	850	726
Net cash provided by (used in) financing activities	13,408	(17,551)
Net decrease in cash and cash equivalents	(190,851)	(5,540)
Cash and cash equivalents at beginning of period	426,722	154,022
Cash and cash equivalents at end of period	$235,871	$148,482

Supplemental cash flow information:
Interest paid	$76,909	$27,283
Income taxes paid	20,383	29,194
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	235	—
Noncash recognition of new leases	621	4,179
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2023 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after June 30, 2024 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2023, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2023 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2024		December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$28,343	$—	$30,296	$—
U.S. government sponsored agencies	—	230,916	—	118,607
States and political subdivisions	—	202,804	—	213,296
Residential mortgage-backed securities	—	601,002	—	628,924
Commercial mortgage-backed securities	—	50,035	—	51,234
Bank-issued trust preferred securities	—	6,039	—	5,965
Total available-for-sale securities	$28,343	$1,090,796	$30,296	$1,018,026
Equity investment securities (a)	181	236	191	237
Derivative assets (b)	—	23,688	—	22,304
Liabilities:
Derivative liabilities (c)	$—	$20,642	$—	$19,122
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at June 30, 2024 and December 31, 2023.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2024		December 31, 2023
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$3,168	$—	$501
Loans held for sale (a)	3,347	—	1,663	—
Other real estate owned	—	171	—	7,118
(a) Loans held for sale are presented gross of a valuation allowance of $149 and $163 at June 30, 2024 and at December 31, 2023, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$235,871	$235,871	$426,722	$426,722
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	212,023	203,137	188,475	180,825
States and political subdivisions (a)	2	144,134	112,082	144,496	114,288
Residential mortgage-backed securities	2	246,283	224,160	248,559	231,620
Commercial mortgage-backed securities	2	99,782	83,214	102,365	85,289
Total held-to-maturity securities		702,222	622,593	683,895	612,022
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	27,848	27,848	29,949	29,949
Federal Reserve Bank ("FRB") stock	N/A	27,114	27,114	26,896	26,896
Total other investment securities at cost		54,962	54,962	56,845	56,845
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	4,190	4,190	3,162	3,162
Other investment securities (c)	2	3,173	3,173	2,985	2,985
Total other investment securities		62,325	62,325	62,992	62,992
Loans and leases, net of deferred fees and costs (d)	3	6,325,371	6,215,030	6,159,196	6,064,999
Bank owned life insurance	2	142,605	142,605	140,554	140,554
Liabilities:
Deposits	2	$7,297,774	$6,454,543	$7,152,297	$6,319,885
Short-term borrowings	2	482,733	498,052	601,121	619,999
Long-term borrowings	2	234,257	241,691	216,241	222,743
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $238 at both June 30, 2024 and December 31, 2023.
(b) Nonqualified deferred compensation includes mutual funds as part of the investment.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2024 and at December 31, 2023, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $66.2 million and $62.0 million at June 30, 2024 and at December 31, 2023, respectively.

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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligations of:
U.S. Treasury and government agencies	$29,417	$65	$(1,139)	$28,343
U.S. government sponsored agencies	241,060	548	(10,692)	230,916
States and political subdivisions	232,514	9	(29,719)	202,804
Residential mortgage-backed securities	696,929	1,257	(97,184)	601,002
Commercial mortgage-backed securities	59,640	1	(9,606)	50,035
Bank-issued trust preferred securities	6,500	3	(464)	6,039
Total available-for-sale securities	$1,266,060	$1,883	$(148,804)	$1,119,139
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$30,999	$292	$(995)	$30,296
U.S. government sponsored agencies	128,500	639	(10,532)	118,607
States and political subdivisions	239,906	485	(27,095)	213,296
Residential mortgage-backed securities	717,772	1,819	(90,667)	628,924
Commercial mortgage-backed securities	60,611	5	(9,382)	51,234
Bank-issued trust preferred securities	6,500	—	(535)	5,965
Total available-for-sale securities	$1,184,288	$3,240	$(139,206)	$1,048,322

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Gross gains realized	$—	$12	$—	$90
Gross losses realized	353	178	354	2,191
Net (loss) gain realized	$(353)	$(166)	$(354)	$(2,101)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2024
Obligations of:
U.S. Treasury and government agencies	$6,912	$71	9	$17,240	$1,068	19	$24,152	$1,139
U.S. government sponsored agencies	86,183	117	10	80,062	10,575	16	166,245	10,692
States and political subdivisions	20,633	675	54	171,173	29,044	149	191,806	29,719
Residential mortgage-backed securities	28,049	271	20	542,532	96,913	295	570,581	97,184
Commercial mortgage-backed securities	451	2	1	49,464	9,604	28	49,915	9,606
Bank-issued trust preferred securities	1,989	11	1	3,546	453	2	5,535	464
Total	$144,217	$1,147	95	$864,017	$147,657	509	$1,008,234	$148,804
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$8,568	$83	22	$11,631	$912	5	$20,199	$995
U.S. government sponsored agencies	14,439	35	4	74,211	10,497	15	88,650	10,532
States and political subdivisions	18,268	136	32	167,346	26,959	138	185,614	27,095
Residential mortgage-backed securities	58,671	1,150	66	529,895	89,517	238	588,566	90,667
Commercial mortgage-backed securities	6,000	112	7	44,656	9,270	21	50,656	9,382
Bank-issued trust preferred securities	1,984	16	1	3,981	519	3	5,965	535
Total	$107,930	$1,532	132	$831,720	$137,674	420	$939,650	$139,206
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At June 30, 2024, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2024, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2024 and December 31, 2023 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at June 30, 2024 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2024. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1,138	$15,218	$7,228	$5,833	$29,417
U.S. government sponsored agencies	—	67,076	86,208	87,776	241,060
States and political subdivisions	9,756	44,335	64,855	113,568	232,514
Residential mortgage-backed securities	1	3,715	55,991	637,222	696,929
Commercial mortgage-backed securities	—	12,095	26,908	20,637	59,640
Bank-issued trust preferred securities	2,000	1,000	3,500	—	6,500
Total available-for-sale securities	$12,895	$143,439	$244,690	$865,036	$1,266,060
Fair value
Obligations of:
U.S. Treasury and government agencies	$1,128	$14,233	$7,214	$5,768	$28,343
U.S. government sponsored agencies	—	62,272	82,424	86,220	230,916
States and political subdivisions	9,718	41,387	54,369	97,330	202,804
Residential mortgage-backed securities	1	3,560	51,066	546,375	601,002
Commercial mortgage-backed securities	—	10,978	22,672	16,385	50,035
Bank-issued trust preferred securities	1,989	948	3,102	—	6,039
Total available-for-sale securities	$12,836	$133,378	$220,847	$752,078	$1,119,139
Total weighted-average yield	3.77%	2.39%	3.06%	2.76%	2.79%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2024
Obligations of:
U.S. government sponsored agencies	$212,023	$—	$311	$(9,197)	$203,137
States and political subdivisions	144,134	(238)	112	(31,926)	112,082
Residential mortgage-backed securities	246,283	—	404	(22,527)	224,160
Commercial mortgage-backed securities	99,782	—	—	(16,568)	83,214
Total held-to-maturity investment securities	$702,222	$(238)	$827	$(80,218)	$622,593
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$188,475	$—	$489	$(8,139)	$180,825
States and political subdivisions	144,496	(238)	134	(30,104)	114,288
Residential mortgage-backed securities	248,559	—	1,643	(18,582)	231,620
Commercial mortgage-backed securities	102,365	—	—	(17,076)	85,289
Total held-to-maturity investment securities	$683,895	$(238)	$2,266	$(73,901)	$612,022
There were no sales of held-to-maturity investment securities during either of the six months ended June 30, 2024 or 2023.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored agencies investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both June 30, 2024, and December 31, 2023.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2024
Obligations of:
U.S. government sponsored agencies	$20,014	$149	4	126,829	9,048	27	$146,843	$9,197
States and political subdivisions	—	—	—	108,854	31,926	67	108,854	31,926
Residential mortgage-backed securities	42,985	511	10	153,531	22,016	48	196,516	22,527
Commercial mortgage-backed securities	3,014	1,103	3	78,201	15,465	32	81,215	16,568
Total	$66,013	$1,763	17	$467,415	$78,455	174	$533,428	$80,218
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$64,487	$356	14	$86,071	$7,783	18	$150,558	$8,139
States and political subdivisions	—	—	—	111,040	30,104	67	111,040	30,104
Residential mortgage-backed securities	44,379	1,105	14	117,654	17,477	34	162,033	18,582
Commercial mortgage-backed securities	13,919	1,845	6	71,370	15,231	31	85,289	17,076
Total	$122,785	$3,306	34	$386,135	$70,595	150	$508,920	$73,901
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at June 30, 2024. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% at June 30, 2024. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$8,000	$10,634	$70,081	$123,308	$212,023
States and political subdivisions	—	6,424	16,631	121,079	144,134
Residential mortgage-backed securities	—	360	4,134	241,789	246,283
Commercial mortgage-backed securities	1,063	11,236	36,851	50,632	99,782
Total held-to-maturity investment securities	$9,063	$28,654	$127,697	$536,808	$702,222
Fair value
Obligations of:
U.S. government sponsored agencies	$7,950	$10,171	$69,459	$115,557	$203,137
States and political subdivisions	—	6,290	13,874	91,918	112,082
Residential mortgage-backed securities	—	353	3,595	220,212	224,160
Commercial mortgage-backed securities	1,057	10,353	31,319	40,485	83,214
Total held-to-maturity investment securities	$9,007	$27,167	$118,247	$468,172	$622,593
Total weighted-average yield	3.85%	2.46%	4.00%	3.66%	3.67%
Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.

The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	June 30, 2024	December 31, 2023
FHLB stock	$27,848	$29,949
FRB stock	27,114	26,896
Nonqualified deferred compensation	4,190	3,162
Equity investment securities	2,721	2,545
Other investment securities	869	869
Total other investment securities	$62,742	$63,421
During the six months ended June 30, 2024, Peoples redeemed $19.3 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $17.2 million of additional FHLB stock during the six months ended June 30, 2024, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended June 30, 2024 and 2023, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in an unrealized gain of $21,000 and an unrealized loss of $138,000, respectively. For the six months ended June 30, 2024 and 2023, Peoples recognized an unrealized gain of $68,000 and an unrealized loss of $117,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income".
At June 30, 2024, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at June 30, 2024.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2024	December 31, 2023

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$670,969	$713,033
Held-to-maturity	517,799	559,142
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	96,078	85,899
Held-to-maturity	52,659	39,607
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $11.2 million at June 30, 2024 and $8.8 million at December 31, 2023.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Construction	$340,601	$364,019
Commercial real estate, other	2,195,979	2,196,957
Commercial and industrial	1,258,063	1,184,986
Premium finance	293,349	203,177
Leases	430,651	414,060
Residential real estate	789,344	791,095
Home equity lines of credit	227,608	208,675
Consumer, indirect	675,054	666,472
Consumer, direct	113,655	128,769
Deposit account overdrafts	1,067	986
Total loans, at amortized cost	$6,325,371	$6,159,196
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $24.4 million at June 30, 2024 and $24.5 million at December 31, 2023.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$—	$—	$—	$—
Commercial real estate, other	4,833	106	2,816	78
Commercial and industrial	6,030	208	2,758	316
Premium finance	—	2,546	—	1,355
Leases	11,849	3,193	8,436	3,826
Residential real estate	7,078	1,209	7,921	877
Home equity lines of credit	1,454	230	1,022	171
Consumer, indirect	2,261	67	2,412	68
Consumer, direct	164	33	112	25
Total loans, at amortized cost	$33,669	$7,592	$25,477	$6,716
(a) There were $1.4 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2024 and $1.2 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2023.
During the first six months of 2024, nonaccrual loans increased compared to at December 31, 2023, which was primarily due to one large commercial and industrial loan of approximately $2.0 million that went on nonaccrual status during the first half of 2024. Further, eight leases and four commercial real estate loans went on nonaccrual status during the second quarter of 2024 which increased the amount reported by $3.4 million and $1.8 million, respectively. The increase in accruing loans 90+ days past due at June 30, 2024 when compared to at December 31, 2023, was primarily due to an increase in accruing premium finance loans 90+ days past due of approximately $1.2 million and an increase in accruing residential real estate loans 90+ days past due of approximately $0.3 million which was partially offset by a decrease in accruing leases and commercial and industrial loans 90+ days past due.
The amount of interest income recognized on accruing loans 90+ days past due during the six months ended June 30, 2024 was $0.9 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2024
Construction	$—	$70	$—	$70	$340,531	$340,601
Commercial real estate, other	2,509	2,551	2,799	7,859	2,188,120	2,195,979
Commercial and industrial	821	2,191	4,166	7,178	1,250,885	1,258,063
Premium finance	4,051	4,332	2,546	10,929	282,420	293,349
Leases	2,690	9,395	14,831	26,916	403,735	430,651
Residential real estate	3,543	3,065	4,259	10,867	778,477	789,344
Home equity lines of credit	1,071	474	979	2,524	225,084	227,608
Consumer, indirect	5,928	1,119	1,168	8,215	666,839	675,054
Consumer, direct	553	51	86	690	112,965	113,655
Deposit account overdrafts	—	—	—	—	1,067	1,067
Total loans, at amortized cost	$21,166	$23,248	$30,834	$75,248	$6,250,123	$6,325,371
December 31, 2023
Construction	$13	$52	$—	$65	$363,954	$364,019
Commercial real estate, other	2,728	4,556	1,572	8,856	2,188,101	2,196,957
Commercial and industrial	1,717	1,491	3,052	6,260	1,178,726	1,184,986
Premium finance	1,288	867	1,355	3,510	199,667	203,177
Leases	12,743	4,932	12,014	29,689	384,371	414,060
Residential real estate	14,021	2,733	4,481	21,235	769,860	791,095
Home equity lines of credit	1,561	691	683	2,935	205,740	208,675
Consumer, indirect	7,488	1,550	1,230	10,268	656,204	666,472
Consumer, direct	536	282	43	861	127,908	128,769
Deposit account overdrafts	—	—	—	—	986	986
Total loans, at amortized cost	$42,095	$17,154	$24,430	$83,679	$6,075,517	$6,159,196
Delinquency trends improved slightly, as 98.8% of Peoples' loan portfolio was considered “current” at June 30, 2024, compared to 98.6% at December 31, 2023.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Loans pledged to FHLB	$1,206,145	$1,206,134
Loans pledged to FRB	470,048	419,245
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
“Doubtful” (grade 7): Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, classification of each of these loans as an estimated loss is deferred until its more exact status may be determined.
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at June 30, 2024:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Construction
Pass	$16,666	$110,671	$132,711	$57,833	$3,265	$15,568	$—	$—	$336,714
Special mention	—	—	998	—	—	119	—	—	1,117
Substandard	—	1,185	1,560	—	—	25	—	—	2,770
Total	16,666	111,856	135,269	57,833	3,265	15,712	—	—	340,601
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	51,930	225,385	356,931	371,474	209,331	826,545	40,467	267	2,082,063
Special mention	106	750	16,444	8,513	4,871	19,118	594	35	50,396
Substandard	—	2,056	2,310	12,737	8,553	37,474	380	—	63,510
Doubtful	—	—	—	—	—	10	—	—	10
Total	52,036	228,191	375,685	392,724	222,755	883,147	41,441	302	2,195,979
Current period gross charge-offs	—	—	212	—	—	—			212
Commercial and industrial
Pass	123,848	221,740	148,939	158,314	75,049	190,182	247,238	4,993	1,165,310
Special mention	69	3,965	11,960	11,314	11,070	4,420	22,259	5,500	65,057
Substandard	—	276	2,134	14,522	4,911	2,403	1,233	—	25,479
Doubtful	—	—	2,048	—	—	169	—	—	2,217
Total	123,917	225,981	165,081	184,150	91,030	197,174	270,730	10,493	1,258,063

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	15	70	206			291
Premium Finance
Pass	250,326	42,781	242	—	—	—	—	—	293,349
Total	250,326	42,781	242	—	—	—	—	—	293,349
Current period gross charge-offs	1	76	32	—	—	—			109
Leases
Pass	114,756	164,561	88,396	36,381	8,486	3,247	—	—	415,827
Special mention	294	1,842	679	128	23	9	—	—	2,975
Substandard	403	2,921	5,394	2,305	439	387	—	—	11,849
Total	115,453	169,324	94,469	38,814	8,948	3,643	—	—	430,651
Current period gross charge-offs	—	1,499	1,498	565	47	38			3,647
Residential real estate
Pass	45,622	71,719	88,373	134,905	55,916	382,908	—	—	779,443
Substandard	—	375	45	738	175	8,484	—	—	9,817
Loss	—	6	—	—	—	78	—	—	84
Total	45,622	72,100	88,418	135,643	56,091	391,470	—	—	789,344
Current period gross charge-offs	—	—	46	5	—	93			144
Home equity lines of credit
Pass	31,066	40,667	40,425	30,901	18,285	64,766	25	1,119	226,135
Substandard	—	19	43	86	34	1,281	—	—	1,463
Loss	—	—	—	—	—	10	—	—	10
Total	31,066	40,686	40,468	30,987	18,319	66,057	25	1,119	227,608
Current period gross charge-offs	—	—	—	—	—	9			9
Consumer, indirect
Pass	132,042	213,380	184,569	75,211	43,458	23,473	—	—	672,133
Substandard	25	689	660	778	392	347	—	—	2,891
Loss	—	12	14	4	—	—	—	—	30
Total	132,067	214,081	185,243	75,993	43,850	23,820	—	—	675,054
Current period gross charge-offs	47	1,268	1,042	454	100	117			3,028
Consumer, direct
Pass	28,303	32,440	28,430	12,999	5,992	5,188	—	—	113,352
Substandard	—	60	70	49	7	81	—	—	267

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Loss	—	6	—	—	—	30	—	—	36
Total	28,303	32,506	28,500	13,048	5,999	5,299	—	—	113,655
Current period gross charge-offs	—	79	169	30	10	79			367
Deposit account overdrafts	1,067	—	—	—	—	—	—	—	1,067
Current period gross charge-offs	674	—	—	—	—	—			674
Total loans, at amortized cost	796,523	1,137,506	1,113,375	929,192	450,257	1,586,322	312,196	11,914	6,325,371
Total current period gross charge-offs	$722	$2,922	$2,999	$1,069	$227	$542			$8,481
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
•Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied investment commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by multifamily complexes, retail facilities, office buildings and complexes, warehouses, industrial buildings, land under development, as well as other commercial real estate.
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2024	December 31, 2023
	Amortized Cost	Amortized Cost
Commercial real estate, other	$689	$—
Leases	2,479	—
Residential real estate	—	501
Total collateral dependent loans	$3,168	$501
The increase in collateral dependent loans at June 30, 2024, compared to December 31, 2023, was primarily due to the addition of ten leases associated with three customer relationships during the three months ended June 30, 2024.
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
The following tables display the amortized cost of loans that were restructured during the three and six months ended June 30, 2024 and June 30, 2023, presented by loan classification.

	Payment Delay (Only)
(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Three Months Ended June 30, 2024
Commercial and industrial	—	687	687	0.05%
Leasing	174	—	174	0.04%
Home equity lines of credit	—	64	64	0.03%
Consumer, indirect	—	8	8	—%
Total	$174	$759	$933	0.01%

During the Three Months Ended June 30, 2023
Commercial real estate	—	48	48	—%
Commercial and industrial	—	3,319	3,319	0.29%
Total	$—	$3,367	$3,367	0.06%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio of period end.

(c) Each with --% not meaningful

	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Six Months Ended June 30, 2024
Commercial real estate	—	—	$561	$—	$561	0.03%
Commercial and industrial	—	—	11,171	—	11,171	0.89%
Leasing	—	199	—	—	199	0.05%
Residential real estate	—	—	76	—	76	0.01%
Home equity lines of credit	—	—	64	—	64	0.03%
Consumer, indirect	—	—	8	—	8	—%
Total	$—	$199	$11,880	$—	$12,079	0.19%

During the Six Months Ended June 30, 2023
Construction	$—	$1,600	$—	$—	$1,600	0.38%
Commercial real estate	194	—	48	—	242	0.01%
Commercial and industrial	—	—	3,325	306	3,631	0.31%
Residential real estate	—	—	220	—	220	0.03%
Total	$194	$1,600	$3,593	$306	$5,693	0.10%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(c) Each with --% not meaningful
The following tables summarizes the financial impacts of loan modifications and payment deferrals made to loans during both the three and six months ended June 30, 2024 and June 30, 2023, presented by loan classification.

	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
During the Three Months Ended June 30, 2024
Commercial and industrial	28	—
Home equity lines of credit	120	—
Consumer, indirect	2	—

During the Three Months Ended June 30, 2023
Commercial real estate	12	—
Commercial and industrial	5	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.

	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
During the Six Months Ended June 30, 2024
Commercial real estate	6	$—
Commercial and industrial	7	—
Leasing	9	—
Residential real estate	2	—
Home equity lines of credit	120	—
Consumer, indirect	2	—

During the Six Months Ended June 30, 2023
Commercial real estate	12	—
Commercial and industrial	5	—
Residential real estate	210	8,969
Consumer, indirect	2	—
(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

Payment Delay as a Result of a Payment Deferral (Only)(a)
For the Three Months Ended June 30, 2024
Commercial real estate	$193
Commercial and industrial	$28
Residential real estate	$76
Total loans that subsequently defaulted	$297

For the Six Months Ended June 30, 2024
Commercial real estate	$193
Commercial and industrial	$31
Residential real estate	$76
Total loans that subsequently defaulted	$300

For the Three and Six Month Ended June 30, 2023(b)
Consumer, indirect	$11
Total loans that subsequently defaulted	$11

(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(b) Accounting standard was implemented as of January 1, 2023, thus information above reflects loan modifications made on or after that date.

The following table displays an aging analysis of loans that were modified during the 12 months prior to June 30, 2024, presented by classification and class of financing receivable.

As of June 30, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$70	$—	$70	$—	$70
Commercial real estate	—	—	193	193	2,321	2,514
Commercial and industrial	—	—	31	31	12,583	12,614
Leasing	—	—	—	—	199	199
Residential real estate	—	—	76	76	25	101
Home equity lines of credit	—	—	—	—	122	122
Consumer, indirect	—	—	—	—	8	8
Total loans modified(a)	$—	$70	$300	$370	$15,258	$15,628

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
Changes in the allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2024	Initial Allowance for Acquired PCD Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2024
Construction	$701	$—	$(28)	$—	$—	$673
Commercial real estate, other	21,788	—	(1,856)	—	(80)	19,852
Commercial and industrial	10,581	—	408	(56)	10	10,943
Premium finance	607	—	207	(55)	4	763
Leases	12,889	—	4,533	(2,377)	173	15,218
Residential real estate	5,866	—	69	(64)	68	5,939
Home equity lines of credit	1,689	—	57	(9)	—	1,737
Consumer, indirect	8,301	—	1,803	(1,567)	117	8,654
Consumer, direct	2,279	—	179	(141)	15	2,332
Deposit account overdrafts	121	—	286	(338)	67	136
Total	$64,822	$—	$5,658	$(4,607)	$374	$66,247
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, March 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2023
Construction	$1,273	$—	$223	$—	$—	$1,496
Commercial real estate, other	16,474	280	2,968	(7)	16	19,731
Commercial and industrial	8,307	376	1,905	(11)	451	11,028
Premium finance	433	—	18	(23)	3	431
Leases	9,109	—	1,783	(604)	89	10,377
Residential real estate	6,504	254	(656)	(59)	69	6,112
Home equity lines of credit	1,717	13	1	(55)	—	1,676
Consumer, indirect	7,781	—	641	(941)	129	7,610
Consumer, direct	1,619	85	981	(78)	35	2,642
Deposit account overdrafts	86	—	232	(263)	53	108
Total	$53,303	$1,008	$8,096	$(2,041)	$845	$61,211
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2024
Construction	$699	$—	$(26)	$—	$—	$673
Commercial real estate, other	20,915	—	(854)	(212)	3	19,852
Commercial and industrial	10,490	—	727	(291)	17	10,943
Premium finance	484	—	376	(109)	12	763
Leases	10,850	—	7,630	(3,647)	385	15,218
Residential real estate	5,937	—	(5)	(144)	151	5,939
Home equity lines of credit	1,588	—	151	(9)	7	1,737
Consumer, indirect	8,590	—	2,904	(3,028)	188	8,654
Consumer, direct	2,343	—	332	(367)	24	2,332
Deposit account overdrafts	115	—	554	(674)	141	136
Total	$62,011	$—	$11,789	$(8,481)	$928	$66,247
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2023
Construction	$1,250	$—	$255	$(9)	$—	$1,496
Commercial real estate, other	17,710	280	1,738	(40)	43	19,731
Commercial and industrial	8,229	376	1,984	(12)	451	11,028
Premium finance	344	—	121	(46)	12	431
Leases	8,495	—	2,786	(1,073)	169	10,377
Residential real estate	6,357	254	(497)	(100)	98	6,112
Home equity lines of credit	1,693	13	44	(74)	—	1,676
Consumer, indirect	7,448	—	1,824	(1,870)	208	7,610
Consumer, direct	1,575	85	1,114	(182)	50	2,642
Deposit account overdrafts	61	—	412	(490)	125	108
Total	$53,162	$1,008	$9,781	$(3,896)	$1,156	$61,211
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the second quarter of 2024, Peoples recorded a total provision for credit losses of $5.7 million, which was a result of (i) higher net-charge offs, (ii) an increase of reserves on individually analyzed loans and leases, and (iii) loan growth. Net charge-offs for the second quarter of 2024 were $4.2 million, primarily driven by an increase in charge-offs on leases originated by our North Star Leasing business, partially offset by decreases in net charge-offs on commercial and industrial loans and other commercial real estate loans.The increase in the allowance for credit losses at June 30, 2024 when compared to at March 31, 2024 and at December 31, 2023 was primarily due to an increase on reserves for individually analyzed loans and leases.
During the second quarter of 2023, Peoples recorded a provision for credit losses of $8.1 million, largely attributable to a provision of $9.4 million for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves of $1.7 million on individually analyzed loans and leases and a recovery of $1.0 million due to improvements in macro-economic conditions. Net charge-offs for the second quarter of 2023 were $1.2 million, primarily due to net charge-offs of indirect consumer loans of $0.8 million.
Peoples had recorded an allowance for unfunded commitments of $1.8 million and $1.8 million as of June 30, 2024 and December 31, 2023, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2024	December 31, 2023
Goodwill, beginning of period	$362,169	$292,397
Goodwill recorded from acquisitions	—	69,772
Goodwill, end of period	$362,169	$362,169
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
As of June 30, 2024, Peoples recorded $68.8 million of Goodwill related to the Limestone Merger.

Other Intangible Assets
Other intangible assets were comprised of the following at June 30, 2024, and at December 31, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
June 30, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	—	—	—
Accumulated amortization	(28,606)	(23,196)	—	(51,802)
Total acquisition-related intangibles	$25,580	$14,724	$2,491	$42,795
Servicing rights				1,204
Non-compete agreements				249
Total other intangibles				$44,248
December 31, 2023
Gross intangibles	$26,464	$37,920	$2,491	$66,875
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(25,670)	(20,680)	—	(46,350)
Total acquisition-related intangibles	$28,516	$17,240	$2,491	$48,247
Servicing rights				1,385
Non-compete agreements				371
Total other intangibles				$50,003

As of June 30, 2024, Peoples recorded $27.7 million of core deposit intangibles related to the Limestone Merger. Refer to "Note 13 Acquisitions" for additional information.
The following table details estimated aggregate future amortization of other intangible assets at June 30, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining six months of 2024	$2,938	$2,512	$121	$5,571
2025	4,609	4,038	112	$8,759
2026	3,736	2,954	16	$6,706
2027	3,043	2,112	—	$5,155
2028	2,608	1,392	—	$4,000
Thereafter	8,646	1,716	—	$10,362
Total	$25,580	$14,724	$249	$40,553
The weighted average amortization period of other intangible assets is 8.5 years.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Retail certificates of deposits ("CDs"):
$100 or more	$1,029,442	$815,300
Less than $100	783,432	628,117
Total Retail CDs	1,812,874	1,443,417
Interest-bearing deposit accounts	1,083,512	1,144,357
Savings accounts	880,542	919,244
Money market deposit accounts	869,159	775,488
Governmental deposit accounts	766,337	726,713
Brokered CDs	412,653	575,429
Total interest-bearing deposits	5,825,077	5,584,648
Non-interest-bearing deposits	$1,472,697	1,567,649
Total deposits	$7,297,774	$7,152,297
Uninsured deposits were $2.0 billion at June 30, 2024 and at December 31, 2023. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $748.3 million of the uninsured deposit balances at June 30, 2024.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	June 30, 2024	December 31, 2023
3 months or less	$133,606	$58,708
Over 3 to 6 months	164,129	99,928
Over 6 to 12 months	95,038	131,263
Over 12 months	19,725	37,180
Total	$412,498	$327,079
The contractual maturities of CDs for each of the next five years, including the remainder of 2024, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2024	$1,286,633	$406,493	$1,693,126
Year ending December 31, 2025	470,615	5,023	475,638
Year ending December 31, 2026	21,250	224	21,474
Year ending December 31, 2027	24,032	913	24,945
Year ending December 31, 2028	7,452	—	7,452
Thereafter	2,892	—	2,892
Total CDs	$1,812,874	$412,653	$2,225,527
At June 30, 2024, Peoples had 9 effective interest rate swaps, with an aggregate notional value of $85.0 million, all of which were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2024:

	Common Shares	Treasury Stock
Shares at December 31, 2023	36,736,041	1,511,348
Changes related to stock-based compensation awards:
Release of restricted common shares	—	27,633
Cancellation of restricted common shares	—	30,111
Grant of restricted common shares	—	(292,524)
Grant of unrestricted common shares	—	(1,200)
Purchase of treasury stock	—	8,718
Disbursed out of treasury stock	—	(12,833)
Common shares repurchased under share repurchase program	—	100,905
Common shares issued under dividend reinvestment plan	24,475	—
Common shares issued under compensation plan for Boards of Directors	—	(8,740)
Common shares issued under employee stock purchase plan	—	(15,942)
Shares at June 30, 2024	36,760,516	1,347,476
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of June 30, 2024, Peoples had repurchased 471,307 common shares totaling $13.4 million under the share repurchase program. There were 100,905 common shares totaling $3.0 million repurchased during the first six months of 2024.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At June 30, 2024, Peoples had no preferred shares issued or outstanding.
On July 22, 2024, Peoples' Board of Directors declared a quarterly cash dividend of $0.40 per common share, payable on August 19, 2024, to shareholders of record on August 5, 2024. The following table details the cash dividends declared per common share during the first three quarters of 2024 and the comparable periods of 2023:

	2024	2023
First quarter	$0.39	$0.38
Second quarter	0.40	0.39
Third quarter	0.40	0.39
Total dividends declared	$1.19	$1.16
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the six months ended June 30, 2024:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2023	$(104,222)	$2,632	$(101,590)
Reclassification adjustments to net income:
Realized loss on securities, net of tax	272	—	272
Other comprehensive (loss) income, net of reclassifications and tax	(8,733)	(142)	(8,875)
Balance, June 30, 2024	$(112,683)	$2,490	$(110,193)

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
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. As of January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $3.1 million during the six months ended June 30, 2024 and $2.7 million for the six months ended June 30, 2023.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2024	2023	2024	2023
Net income available to common shareholders	$29,007	$21,096	$58,591	$47,656
Less: Dividends paid on unvested common shares	(218)	144	(361)	246
Less: Undistributed income allocated to unvested common shares	55	13	119	45
Net earnings allocated to common shareholders	$29,170	$20,939	$58,833	$47,365

Weighted-average common shares outstanding	34,764,489	32,526,962	34,752,419	30,222,165
Effect of potentially dilutive common shares	353,159	123,014	319,131	92,339
Total weighted-average diluted common shares outstanding	35,117,648	32,649,976	35,071,550	30,314,504

Earnings per common share:
Basic	$0.83	$0.64	$1.67	$1.57
Diluted	$0.82	$0.64	$1.66	$1.56
Anti-dilutive common shares excluded from calculation:
Restricted common shares	3,180	171,843	3,180	152,741
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2024, Peoples had entered into 9 interest rate swap contracts with an aggregate notional value of $85.0 million. Peoples will pay a fixed rate of interest for up to ten years while receiving a floating rate component of interest equal to term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the interest rate swaps. At both June 30, 2024 and at December 31, 2023, the interest rate swaps were designated as cash flow hedges of $85.0 million and $105.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the term SOFR rate (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. For the six months ended June 30, 2024, and 2023, Peoples recorded reclassifications of losses to earnings of $1.7 million and $130,000, respectively. During the next twelve months, Peoples estimates that $1.4 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Notional amount	$85,000	$105,000
Weighted average pay rates	2.34%	2.22%
Weighted average receive rates	5.00%	4.63%
Weighted average maturity	1.8 years	2.0 years
Pre-tax changes in fair value included in AOCI	$4,699	$3,434
The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount of losses (gains) recorded in AOCI, pre-tax	$443	$(1,073)	$187	$283
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$85,000	$3,146	$105,000	$3,314
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and six months ended June 30, 2024 and at or for the year ended December 31, 2023.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$390,963	$20,542	$416,106	$18,990
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$390,963	$20,643	$416,106	$19,122
Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At June 30, 2024 and at December 31, 2023, Peoples Bank had no cash pledged, while counterparties had $15.4 million of cash pledged at June 30, 2024 and $12.8 million of cash pledged at December 31, 2023. Peoples Bank had no pledged investment securities at June 30, 2024 or at December 31, 2023, while the counterparties had pledged investment securities in the amounts of $2.0 million at June 30, 2024 and $2.2 million at December 31, 2023.
Note 11 Stock-Based Compensation

Under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan is 1,493,297. The maximum number of common shares that can be issued for incentive stock options is 750,000. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available. If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2024, Peoples granted an aggregate of 283,712 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2024:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	142,419	$28.78	403,970	$31.21
Awarded	8,812	28.93	283,712	27.92
Released	(12,357)	32.37	(72,550)	31.48
Forfeited	(9,779)	29.65	(20,332)	29.41
Outstanding at June 30, 2024	129,095	$28.38	594,800	$29.67
For the six months ended June 30, 2024, the intrinsic value for restricted common shares released was $2.4 million compared to $2.5 million for the six months ended June 30, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Employee stock-based compensation expense:
Stock grant expense	$1,278	$1,009	$4,303	$3,159
Employee stock purchase plan expense	73	34	139	73
Total employee stock-based compensation expense	1,351	1,043	$4,442	$3,232
Non-employee director stock-based compensation expense	123	135	$261	$271
Total stock-based compensation expense	1,474	1,178	$4,703	$3,503
Recognized tax benefit	(344)	(282)	(1,096)	(825)
Net stock-based compensation expense	$1,130	$896	$3,607	$2,678
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $8.2 million at June 30, 2024, which will be recognized over a weighted-average period of 2.2 years.
Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,104	$3,969	$8,389	$7,867
Performance-based commissions (b)	5	35	2,218	1,562
Trust and investment income:
Fiduciary income (a)	3,010	2,747	5,767	5,204
Brokerage income (a)	1,989	1,667	3,831	3,294
Electronic banking income:
Interchange income (a)	5,086	5,036	9,883	9,217
Promotional and usage income (a)	1,384	1,430	2,633	2,692
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,716	1,623	3,434	3,084
Transaction-based fees (b)	2,623	2,530	5,128	4,592
Commercial loan swap fees (b)	59	118	111	118
Other non-interest income transaction-based fees (b)	589	378	1,093	808
Total revenue from contracts with customers	$20,565	$19,533	$42,487	$38,438
Timing of revenue recognition:
Services transferred over time	$17,289	$16,472	$33,937	$31,358
Services transferred at a point in time	3,276	3,061	8,550	7,080
Total revenue from contracts with customers	$20,565	$19,533	$42,487	$38,438
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
The following table details the changes in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2024:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2024	$753	$5,776
Additional income receivable	81	—
Additional deferred income	—	117
Receipt of income previously receivable	(45)	—
Recognition of income previously deferred	—	(93)
Balance, June 30, 2024	$789	$5,800
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
Peoples recorded no acquisition-related expenses related to the Limestone Merger for the three months ended June 30, 2024 and $(0.1) million for the six months ended June 30, 2024. Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $10.8 million and $11.2 million in non-interest expense for the three months and the six months ended June 30, 2023, respectively. For the second quarter of 2023, the $10.8 million of non-interest expense consisted of $5.2 million in salaries and employee benefit costs, $4.8 million in professional fees, $0.5 million in insurance expense, and $0.3 million in various other non-interest expense line items. For the six months ended June 30, 2023, the $11.2 million of non-interest expense consisted of $5.2 million in salaries and employee benefit costs, $5.1 million in professional fees, $0.5 million in insurance expense, $0.4 million in various other non-interest expense line items..
The following table provides the purchase price calculation as of the date of the Limestone Merger, and the assets acquired and liabilities assumed at their estimated fair values.

(Dollars in thousands)	Fair Value
Total purchase price	$177,931
Assets
Cash and balances due from banks	6,422
Interest-bearing deposits in other banks	87,115
Total cash and cash equivalents	93,537
Available-for-sale investment securities, at fair value	166,944
Other investment securities	5,716
Total investment securities	172,660
Loans	1,077,929
Allowance for credit losses (on PCD loans)	(2,051)
Net loans	1,075,878

(Dollars in thousands)	Fair Value
Bank premises and equipment, net of accumulated depreciation	17,690
Bank owned life insurance	31,343
Other intangible assets	27,722
Other assets	36,874
Total assets	1,455,704
Liabilities
Deposits:
Non-interest-bearing	262,727
Interest-bearing	971,457
Total deposits	1,234,184
Short-term borrowings	60,000
Long-term borrowings	39,453
Accrued expenses and other liabilities	12,967
Total liabilities	1,346,604
Net assets	109,100
Goodwill	$68,831

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
Peoples originates sales-type leases through its NSL division, as these leases are structured as dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. Peoples also originates leases through its Vantage subsidiary, which are classified as either sales-type, direct financing leases, or operating leases based primarily on whether they included a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, health care, manufacturing, office, restaurant, information technology and other equipment. Finance leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Lease income noted in the table below includes (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."

The table below details Peoples' lease income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and fees on leases (a)	$11,982	$10,275	$24,049	$19,918
Lease income	1,116	1,719	2,352	2,796
Other non-interest income (b)	1,052	—	1,837	—
Total lease income	$14,150	$11,994	$28,238	$22,714
(a)Included in "Interest and fees on loans and leases" in the Unaudited Consolidated Statements of Operations. For additional information, see "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(b)Included in "Other non-interest income" is operating lease income.

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Lease payments receivable, at amortized cost	$483,473	$463,742
Estimated residual values	34,829	33,448
Initial direct costs	7,723	7,114
Deferred revenue	(95,374)	(90,244)
Net investment in leases	430,651	414,060
Allowance for credit losses - leases	(15,218)	(10,850)
Net investment in leases, after allowance for credit losses	$415,433	$403,210

The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2024	$75,253
Year ending December 31, 2025	111,531
Year ending December 31, 2026	101,126
Year ending December 31, 2027	90,747
Year ending December 31, 2028	60,600
Thereafter	44,216
Lease payments receivable, at amortized cost	$483,473
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At June 30, 2024, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$733	$766	$1,468	$1,461
Short-term lease expense	327	322	633	417
Variable lease expense	5	—	5	—
Total lease expense	$1,065	$1,088	$2,106	$1,878
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023
ROU assets:
Other assets	$11,237	$11,689
Lease liabilities:
Accrued expenses and other liabilities	$11,792	$12,080
Other information:
Weighted-average remaining lease term	9.1 years	9.5 years
Weighted-average discount rate	4.08%	3.34%
Additions for ROU assets obtained during the year	$621	$4,428

During both the three months ended June 30, 2024 and 2023, Peoples paid cash of $0.7 million for operating leases. During the six months ended June 30, 2024 and 2023, Peoples paid cash of $1.4 million and $1.4 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2024	$1,449
Year ending December 31, 2025	2,315
Year ending December 31, 2026	2,027
Year ending December 31, 2027	1,816
Year ending December 31, 2028	1,338
Thereafter	5,401
Total undiscounted lease payments	$14,346
Imputed interest	$(2,554)
Total lease liabilities	$11,792

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three months and six months ended June 30, 2024 and June 30, 2023. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the interest rate policies of the Federal Reserve Board, the completion and successful integration of acquisitions, and the expansion of commercial and consumer lending activities;
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
(18)the impact of larger or similar-sized financial institutions encountering problems, such as the failure in 2024 of Republic First Bank, and closures in 2023 of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity, including potential increased regulatory requirements, increased reputational risk and potential impacts to macroeconomic conditions;
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
(36)the effect of a fall in stock market prices on Peoples' asset and wealth management business; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2023 Form 10-K. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of June 30, 2024, Peoples had 150 locations, including 130 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at June 30, 2024, which have been disclosed in Peoples' 2023 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2023 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦For the first six months of 2024, Peoples incurred $(0.1) million of acquisition-related expenses compared to $11.3 million for the first six months of 2023. Peoples recorded acquisition-related expenses, primarily related to the Limestone Merger, which included $(0.1) million for the first quarter of 2024 and $10.7 million for the second quarter of 2023. There was no such expense for the three months ended June 30, 2024.
◦For the second quarter of 2024, Peoples recorded a provision for credit losses of $5.7 million, compared to a provision for credit losses of $6.1 million for the linked quarter and a provision for credit losses of $8.0 million for the second quarter of 2023. For the first half of 2024, Peoples recorded a provision for credit losses of $11.8 million, compared to a provision for credit losses of $9.8 million for 2023. The provision for credit losses for the second quarter and the first six months of 2024 was mainly the result of (i) higher net charge-offs, (ii) an increase of reserves on individually analyzed loans and leases and (iii) loan growth. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this discussion.
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
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.50% on July 27, 2023. The Federal Reserve Board has kept rates unchanged since July 2023 but has signaled that it may begin reducing rates sometime in 2024.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $29.0 million for the second quarter of 2024, representing earnings per diluted common share of $0.82. In comparison, Peoples reported net income of $29.6 million, representing earnings per diluted common share of $0.84, for the first quarter of 2024, and net income of $21.1 million, representing earnings per diluted common share of $0.64, for the second quarter of 2023. For the six months ended June 30, 2024, Peoples recorded net income of $58.6 million, or $1.66 per diluted common share, compared to $47.7 million, or $1.56 per diluted common share, for the six months ended June 30, 2023. Non-core items negatively impacted earnings per diluted common share by $0.02 for the second quarter of 2024, $0.01 for the first quarter of 2024, and $0.28 for the second quarter of 2023. Non-core items negatively impacted earnings per diluted share by $0.02 and $0.37 for the six months ended June 30, 2024 and 2023, respectively.
Net interest income was $86.6 million for the second quarter of 2024, which was flat when to compared to the linked quarter. Net interest margin was 4.18% for the second quarter of 2024, compared to 4.26% for the linked quarter. The decrease in net interest margin was primarily driven by a decrease in accretion income, net of amortization, from our acquisitions and higher borrowing costs. Net interest income for the second quarter of 2024 increased $1.8 million, or 2%, compared to the second quarter of 2023. Net interest margin for the second quarter of 2024 was 4.18% and decreased 36 basis points compared to 4.54% for the second quarter of 2023, driven primarily by an increase in interest expense on deposits. For the first six months of 2024, net interest income increased $15.5 million, or 10%, compared to the first six months of 2023, while net interest margin decreased 32 basis points to 4.22%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for the first six months of 2024 compared to the first six months of 2023 was primarily driven by higher borrowing costs, which offset higher earning asset yields.
Accretion income, net of amortization expense, from acquisitions was $5.8 million for the second quarter of 2024, $6.5 million for the first quarter of 2024 and $4.5 million for the second quarter of 2023, which added 28 basis points, 32 basis points and 23 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2024 when compared to the linked quarter was driven by lower pay-offs. The increase in accretion income for the current quarter compared to the second quarter of 2023 was a result of the accretion from the Limestone Merger. Accretion income, net of amortization expense, from acquisitions was $12.3 million for the six months ended June 30, 2024, compared to $6.5 million for the six months ended June 30, 2023, which added 30 and 18 basis points, respectively, to net interest margin. The increase in accretion income for the first six months of 2024 compared to the same period in 2023 was due to an additional four months of accretion in 2024 from the Limestone Merger.
The provision for credit losses was $5.7 million for the second quarter of 2024, compared to a provision for credit losses of $6.1 million for the linked quarter and a provision for credit losses of $8.0 million for the second quarter of 2023. The provision for credit losses for the second quarter of 2024 was a result of (i) higher net charge-offs, (ii) an increase of reserves for individually analyzed loans and leases, and (iii) loan growth. The provision for credit losses for the first quarter of 2024 was driven by (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and leases and (iii) loan growth. Net charge-offs for the second quarter of 2024 were $4.2 million, or 0.27% of average total loans annualized, compared to net charge-offs of $3.3 million, or 0.22% of average total loans annualized, for the linked quarter and net charge-offs of

$1.2 million, or 0.09% of average total loans annualized, for the second quarter of 2024. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first six months of 2024 was $11.8 million, compared to a provision for credit losses of $9.8 million for the first six months of 2023. The provision for credit losses for the first six months of 2024 was mainly the result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases and (iii) loan growth. The provision for credit losses for the first six months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and leases and the use of updated loss drivers. Net charge-offs for the first six months of 2024 were $7.6 million, or 0.24% of average total loans annualized, compared to net charge-offs of $2.7 million, or 0.11% annualized, for the first six months of 2023. For additional information on credit trends and the allowance for credit losses, see the "Asset Quality" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the second quarter of 2024 was $0.8 million, compared to a net loss of $0.3 million for the linked quarter and a net loss of $1.8 million for the second quarter of 2023. The net loss for the second quarter of 2024 was due to $0.4 million of net losses on repossessed assets. The net loss for the linked quarter was due to $0.3 million of net losses on repossessed assets. The net loss for the second quarter of 2023 was primarily driven by a $1.6 million write-down of an OREO property due to a potential sale of the property. The net loss realized during the first six months of 2024 was $1.1 million, compared to $4.0 million for the first six months of 2023. The net loss for the first six months of 2024 was driven by the $0.7 million of net losses on repossessed assets mentioned above. The net loss for the first six months of 2023 was primarily driven by a $2.0 million pre-tax net loss on the sale of available-for-sale investment securities and the $1.6 million writedown of the OREO property mentioned above. Peoples sold $96.7 million of it's lower yielding available-for-sale investment securities, with proceeds from the sale used to pay down overnight borrowings.
Total non-interest income, excluding net gains and losses, for the second quarter of 2024 decreased $1.6 million compared to the linked quarter. The decrease in non-interest income, excluding net gains and losses, was primarily due to a decrease of $2.4 million in insurance income due primarily to seasonal performance-based commissions being paid in the first quarter of each year. Partially offsetting the decrease was an increase of $0.4 million in each of electronic banking income and trust and investment income. Compared to the second quarter of 2023, total non-interest income, excluding net gains and losses, increased $1.6 million, primarily due to a $1.1 million increase in other non-interest income, driven by operating lease income, and a $0.6 million increase in trust and investment income, partially offset by a decrease of $0.6 million in lease income. The other increases for the second quarter of 2024, when compared to the second quarter of 2023, were primarily due to the additional customers brought in from the Limestone Merger and increases of assets under administration and management.
For the first six months of 2024, total non-interest income, excluding gains and losses, increased $6.5 million, or 15%, compared to the first six months of 2023. The increase was driven by (i) a $2.1 million increase in other non-interest income, driven by operating lease income, (ii) a $1.2 million increase in insurance income, (iii) a $1.1 million increase in trust and investment income, (iv) a $1.0 million increase in bank owned life insurance income, (v) a $0.9 million increase in deposit account service charge income, and (vi) a $0.6 million increase in electronic banking income, offset by a decrease of $0.4 million in lease income. The other increases for the first six months of 2024, when compared to the first six months of 2023, were primarily due to the additional customers brought in from the Limestone Merger, increases of assets under management, higher insurance performance-based commission, and market increases for insurance premiums.
Total non-interest expense increased $0.3 million for the three months ended June 30, 2024, compared to the linked quarter. The increase in total non-interest expense was primarily due to increases of $2.2 million in other non-interest expense driven by a one-time true-up of $1.3 million of corporate expenses and $1.0 million in data processing and software expense driven by higher expenses attributable to recent technology projects, partially offset by a decrease of $2.3 million in salaries and employee benefit costs. The decrease in salaries and employee benefit costs was due to anticipated annual expenses that occur in the first quarter of each year including stock-based compensation expenses attributable to retirement-eligible employees and health savings account ("HSA") contributions.
Compared to the second quarter of 2023, total non-interest expense decreased $1.9 million, or 3%. Excluding acquisition-related expenses, non-interest expenses increased $8.8 million, or 15%, primarily due to increases of $3.6 million in salaries and employee benefit costs due to additional employees added in the Limestone Merger and $2.0 million data processing and software expense due to recent technology projects.
For the six months ended June 30, 2024, total non-interest expense increased $10.1 million, or 8%, compared to the first six months of 2023. Excluding acquisition-related expenses, non-interest expenses increased $21.5 million, or 19%, primarily due to increases of $10.5 million in salaries and employee benefit costs due to additional employees added in the Limestone Merger, $3.2 million and $2.1 million in data processing and software expense and in net occupancy and equipment expense, respectively, due to recent technology projects and growth, included through acquisitions.

The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. This information is used by Peoples to provide information useful to investors in understanding Peoples' operating performance and trends.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Non-interest expense:
Salaries and employee benefit costs	$36,564	$38,893	$38,025	$75,457	$70,053
Net occupancy and equipment expense	6,142	6,283	5,380	12,425	10,335
Professional fees	2,935	2,967	7,438	5,902	10,319
Data processing and software expense	6,743	5,769	4,728	12,512	9,290
Amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
Electronic banking expense	1,941	1,781	1,832	3,722	3,323
Marketing expense	681	1,056	1,357	1,737	2,287
FDIC insurance premiums	1,251	1,186	1,464	2,437	2,265
Franchise tax expense	760	881	872	1,641	1,906
Communication expense	736	799	724	1,535	1,337
Other loan expenses	1,036	1,076	538	2,112	1,277
Other non-interest expense	7,182	4,986	5,465	12,168	10,039
Total non-interest expense	68,758	68,465	70,623	137,223	127,102
Acquisition-related non-interest expense:
Salaries and employee benefit costs	—	16	5,125	16	5,146
Net occupancy and equipment expense	—	—	20	—	29
Professional fees	—	(38)	4,812	(38)	5,103
Data processing and software expense	—	(18)	1	(18)	1
Electronic banking expense	—	(100)	115	(100)	115
Marketing expense	—	10	13	10	23
Other loan expenses	—	—	1	—	1
Other non-interest expense	—	46	622	46	842
Total acquisition-related non-interest expense	—	(84)	10,709	(84)	11,260
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	36,564	38,877	32,900	75,441	64,907
Net occupancy and equipment expense	6,142	6,283	5,360	12,425	10,306
Professional fees	2,935	3,005	2,626	5,940	5,216
Data processing and software expense	6,743	5,787	4,727	12,530	9,289
Amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
Electronic banking expense	1,941	1,881	1,717	3,822	3,208
Marketing expense	681	1,046	1,344	1,727	2,264
FDIC insurance premiums	1,251	1,186	1,464	2,437	2,265
Franchise tax expense	760	881	872	1,641	1,906
Communication expense	736	799	724	1,535	1,337
Other loan expenses	1,036	1,076	537	2,112	1,276
Other non-interest expense	7,182	4,940	4,843	12,122	9,197
Total non-interest expense excluding acquisition-related expense	$68,758	$68,549	$59,914	$137,307	$115,842

The efficiency ratio for the second quarter of 2024 was 59.2%, compared to 58.1% for the linked quarter, and 62.8% for the second quarter of 2023. The improvement in the efficiency ratio compared to the prior year quarter was largely a result of a decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 59.2% for the second quarter of 2024, compared to 58.1% for the linked quarter and 53.3% for the second quarter of 2023. The efficiency ratio and the adjusted efficiency ratio for non-core items increased compared to the linked quarterly mainly as a result of a reduction in non-interest income. The efficiency ratio for the first six months of 2024 was 58.6%, compared to 60.4% for the first six months of 2023. The efficiency ratio improved compared to the prior year first six months due to the decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 58.7% for the first six months of 2024, compared to 55.2% for the first six months of 2023. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $6.9 million with an effective tax rate of 19.1% for the second quarter of 2024, compared to income tax expense of $8.3 million with an effective tax rate of 21.8% for the linked quarter, and income tax expense of $6.2 million with an effective tax rate of 22.6% for the second quarter of 2023. The decrease in income tax expense for the second quarter of 2024 compared to the linked quarter was driven by a $1.1 million one-time benefit related to a prior year amended return. Peoples recorded income tax expense of $15.1 million with an effective tax rate of 20.5% for the first six months of 2024 and $13.2 million with an effective tax rate of 21.7% for the first six months of 2023. The increase was driven by higher pre-tax income.
At June 30, 2024, total assets were $9.23 billion, compared to $9.27 billion at March 31, 2024, $9.16 billion at December 31, 2023 and $8.79 billion at June 30, 2023. Total assets at June 30, 2024 decreased when compared to at March 31, 2024 primarily due to a decrease in interest-bearing deposits in other banks, partially offset by increases in loans and investment securities. The period-end total loan and lease balances at June 30, 2024 increased $122.5 million, or 8% annualized, compared to at March 31, 2024. The increase in the period-end total loan and lease balances was primarily driven by increases of (i) $54.4 million in premium finance loans, (ii) $43.4 million in commercial and industrial loans, (iii) $25.9 million in construction loans, and (iv) $24.8 million in indirect consumer loans, partially offset by a reduction of $47.8 million in other commercial real estate loans. Total assets at June 30, 2024 increased compared to December 31, 2023 due to increases of $166.2 million in total loans and leases and $88.5 million in investment securities, partially offset by a decrease of $190.9 million in total cash and cash equivalents. Total assets at June 30, 2024 increased compared to June 30, 2023 due to an increase of $350.8 million in total loans and leases. The period-end loan and lease balance at June 30, 2024 increase compared to June 30, 2023 was primarily driven by organic growth in our premium finance, other commercial real estate, commercial and industrial, and lease portfolios of $130.1 million, $124.5 million, $97.8 million, and $52.9 million, respectively.
Total liabilities were $8.15 billion at June 30, 2024, down from $8.21 billion at March 31, 2024, $8.10 billion at December 31, 2023 and $7.79 billion at June 30, 2023. The decrease in total liabilities when compared to at March 31, 2024 was primarily due to a decrease of $28.8 million in period-end total deposits. The decrease was primarily driven by decreases of (i) $70.8 million in brokered CDs, (ii) $58.8 million in governmental deposit accounts, and (iii) $24.2 million in interest-bearing demand deposit accounts, partially offset by an increase of $132.5 million in retail CDs. The increase in retail CDs was due to current specials being offered, while the decrease in governmental deposit accounts was due to the seasonality of those balances, which are typically higher in the first quarter. Excluding a decrease in brokered CDs of $70.8 million, core deposits were up $42.0 million compared to the linked quarter, driven by the aforementioned increase in retail CDs and higher money market deposit accounts. The increase in total liabilities when compared to at December 31, 2023 was primarily due to increases of $369.5 million in retail CDs and $93.7 million in money market deposit accounts, partially offset by decreases of (i) $162.8 million in brokered deposits, (ii) $95.0 million in non-interest bearing deposits, and (iii) $60.8 million in interest-bearing demand deposit accounts. The increase in total liabilities when compared to at June 30, 2023 was primarily due to a $337.9 million increase in period in deposits. The increase was primarily driven by increases of $862.1 million in retail CDs, $150.5 million in money market deposit accounts, and $60.7 million in governmental deposit accounts, offset by decreases of $236.1 million, $209.9 million, $147.3 million, and $142.1 million in savings accounts, non-interest bearing deposits, brokered CDs, and interest-bearing demand deposit accounts, respectively. The increase in retail CDs was driven by current promotions being offered.
Total stockholders' equity at June 30, 2024 increased by $15.8 million compared to at March 31, 2024, which was primarily due to net income for the second quarter of 2024 of $29.0 million, partially offset by dividends paid of $14.2 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $110.2 million and $111.8 million at June 30, 2024 and at March 31, 2024, respectively. Total stockholders' equity at June 30, 2024 increased by $24.3 million compared to at December 31, 2023 was primarily due to net income of $58.6 million for the first six months of 2024, partially offset by dividends paid of $27.9 million. Total stockholders' equity at June 30, 2024 increased by $78.9 million compared to at June 30, 2023. The increase in total stockholders' equity at June 30, 2024 when compared to at June 30, 2023 was impacted by net income of $124.3 million in the last twelve months and a decrease in accumulated other comprehensive loss of $8.7 million, partially offset by dividends paid of $55.9 million.

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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a federal statutory corporate income tax rate of 21% for the three months ended June 30, 2024, for the three months ended March 31, 2024 and for the three and six months ended June 30, 2023.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Net interest income	$86,613	$86,640	$84,853	$173,253	$157,731
Taxable equivalent adjustment	352	352	386	705	738
FTE net interest income	$86,965	$86,992	$85,239	$173,958	$158,469

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$178,094	$2,502	5.65%	$142,381	$1,922	5.43%	$58,245	$673	4.64%
Investment securities (a)(b):
Taxable	1,684,939	14,886	3.54%	1,657,967	13,964	3.37%	1,673,441	12,816	3.06%
Nontaxable	185,433	1,258	2.71%	174,632	1,270	2.91%	200,503	1,424	2.84%
Total investment securities	1,870,372	16,144	3.45%	1,832,599	15,234	3.33%	1,873,944	14,240	3.04%
Loans (b)(c):
Construction	328,943	6,595	7.93%	339,448	6,404	7.46%	358,732	6,491	7.16%
Commercial real estate, other	2,074,718	36,420	6.94%	2,076,219	37,242	7.10%	1,735,466	28,240	6.44%
Commercial and industrial	1,230,290	23,897	7.68%	1,203,196	23,515	7.73%	1,069,529	19,561	7.24%
Premium finance	260,513	5,746	8.73%	210,405	4,564	8.58%	154,557	2,659	6.81%
Leases	419,764	11,982	11.29%	409,870	12,067	11.65%	359,016	10,276	11.32%
Residential real estate (d)	925,629	11,460	4.95%	930,989	11,322	4.86%	921,012	10,818	4.70%
Home equity lines of credit	225,362	4,612	8.23%	216,743	4,297	7.97%	191,915	3,656	7.64%
Consumer, indirect	656,405	9,669	5.92%	656,244	9,281	5.69%	651,669	7,943	4.89%
Consumer, direct	119,048	2,095	7.08%	124,091	2,098	6.80%	123,899	2,247	7.27%
Total loans	6,240,672	112,476	7.16%	6,167,205	110,790	7.13%	5,565,795	91,891	6.55%
Allowance for credit losses	(64,745)			(61,236)			(53,427)
Net loans	6,175,927	112,476	7.23%	6,105,969	110,790	7.20%	5,512,368	91,891	6.62%
Total earning assets	8,224,393	131,122	6.34%	8,080,949	127,946	6.29%	7,444,557	106,804	5.70%
Goodwill and other intangible assets	407,864			410,719			387,055
Other assets	548,197			529,983			511,271
Total assets	$9,180,454			$9,021,651			$8,342,883
Interest-bearing deposits:
Savings accounts	$892,465	$222	0.10%	$905,713	$226	0.10%	$1,095,713	$583	0.21%
Governmental deposit accounts	795,913	5,594	2.83%	763,899	5,085	2.68%	693,725	2,330	1.35%
Interest-bearing demand accounts	1,095,553	495	0.18%	1,109,033	452	0.16%	1,178,614	532	0.18%
Money market accounts	850,375	5,419	2.56%	784,759	4,888	2.51%	679,123	2,006	1.18%
Retail CDs	1,743,238	18,423	4.25%	1,582,426	15,900	4.04%	825,155	4,209	2.05%
Brokered CDs (e)	482,310	5,506	4.59%	568,996	6,753	4.77%	480,640	4,744	3.96%
Total interest-bearing deposits	5,859,854	35,659	2.45%	5,714,826	33,304	2.34%	4,952,970	14,404	1.17%
Borrowed funds:
Short-term FHLB advances (e)	199,978	2,755	5.54%	135,072	1,826	5.44%	387,543	4,938	5.11%
Repurchase agreements and other	207,295	2,223	4.29%	253,758	2,358	3.72%	106,018	376	1.42%
Total short-term borrowings	407,273	4,978	4.90%	388,830	4,184	4.31%	493,561	5,314	4.32%
Long-term FHLB advances	132,579	1,316	3.99%	125,931	1,241	3.96%	33,819	205	2.43%
Long-term notes payable	48,175	842	6.99%	50,407	862	6.84%	44,493	548	4.93%
Other long-term borrowings (f)	54,207	1,362	9.93%	53,936	1,363	10.00%	53,779	1,094	8.05%
Total long-term borrowings	234,961	3,520	5.98%	230,274	3,466	6.01%	132,091	1,847	5.56%
Total borrowed funds	642,234	8,498	5.30%	619,104	7,650	4.94%	625,652	7,161	4.58%
Total interest-bearing liabilities	6,502,088	44,157	2.73%	6,333,930	40,954	2.60%	5,578,622	21,565	1.55%
Non-interest-bearing deposits	1,476,870			1,501,738			1,637,671
Other liabilities	140,042			133,202			175,152
Total liabilities	8,119,000			7,968,870			7,391,445
Total stockholders’ equity	1,061,454			1,052,781			951,438
Total liabilities and stockholders’ equity	$9,180,454			$9,021,651			$8,342,883
Interest rate spread (b)		$86,965	3.61%		$86,992	3.69%		$85,239	4.15%
Net interest margin (b)			4.18%			4.26%			4.54%

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$160,238	$4,424	5.55%	$47,008	$1,062	4.56%
Investment securities (a)(b):
Taxable	1,671,453	28,850	3.45%	1,635,773	23,863	2.92%
Nontaxable	180,032	2,528	2.81%	195,562	2,684	2.74%
Total investment securities	1,851,485	31,378	3.39%	1,831,335	26,547	2.90%
Loans (b)(c):
Construction	334,196	12,998	7.69%	300,270	10,454	6.92%
Commercial real estate, other	2,075,468	73,662	7.02%	1,538,771	48,034	6.21%
Commercial and industrial	1,216,743	47,412	7.71%	975,633	34,165	6.96%
Premium finance	235,459	10,310	8.66%	151,244	4,809	6.32%
Leases	414,817	24,049	11.47%	350,845	19,919	11.29%
Residential real estate (d)	928,309	22,782	4.91%	881,514	20,535	4.66%
Home equity lines of credit	221,053	8,909	8.10%	184,337	6,622	7.24%
Consumer, indirect	656,324	18,950	5.81%	646,045	15,173	4.74%
Consumer, direct	121,569	4,194	6.94%	116,377	3,985	6.91%
Total loans	6,203,938	223,266	7.14%	5,145,036	163,696	6.35%
Allowance for credit losses	(62,990)			(53,052)
Net loans	6,140,948	223,266	7.22%	5,091,984	163,696	6.41%
Total earning assets	8,152,671	259,068	6.32%	6,970,327	191,305	5.49%
Goodwill and other intangible assets	409,292			356,470
Other assets	539,089			465,782
Total assets	$9,101,052			$7,792,579
Interest-bearing deposits:
Savings accounts	$899,089	$448	0.10%	$1,071,174	$719	0.14%
Governmental deposit accounts	779,906	10,679	2.75%	666,683	3,396	1.03%
Interest-bearing demand accounts	1,102,293	947	0.17%	1,142,648	712	0.13%
Money market accounts	817,567	10,307	2.54%	632,561	2,831	0.90%
Retail CDs	1,662,832	34,323	4.15%	702,809	5,959	1.71%
Brokered CDs (e)	525,653	12,259	4.69%	353,760	6,447	3.68%
Total interest-bearing deposits	5,787,340	68,963	2.40%	4,569,635	20,064	0.89%
Borrowed funds:
Short-term FHLB advances (e)	167,525	4,582	5.50%	382,677	9,252	4.88%
Repurchase agreements and other	230,527	4,580	3.97%	99,966	520	1.04%
Total short-term borrowings	398,052	9,162	4.62%	482,643	9,772	4.08%
Long-term FHLB advances	129,255	2,557	3.98%	33,916	409	2.43%
Long-term notes payable	49,291	1,704	6.91%	47,557	1,201	5.05%
Other long-term borrowings (f)	54,071	2,724	9.97%	33,902	1,390	8.15%
Total long-term borrowings	232,617	6,985	5.99%	115,375	3,000	5.19%
Total borrowed funds	630,669	16,147	5.12%	598,018	12,771	4.30%
Total interest-bearing liabilities	6,418,009	85,110	2.66%	5,167,653	32,836	1.28%
Non-interest-bearing deposits	1,489,304			1,598,985
Other liabilities	136,622			149,075
Total liabilities	8,043,935			6,915,713
Total stockholders’ equity	1,057,117			876,866
Total liabilities and stockholders’ equity	$9,101,052			$7,792,579
Interest rate spread (b)		$173,958	3.66%		$158,469	4.21%
Net interest margin (b)			4.22%			4.54%
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
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2024 Compared to						Six Months Ended June 30, 2024 Compared to
(Dollars in thousands)	March 31, 2024			June 30, 2023			June 30, 2023
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$82	$498	$580	$159	$1,669	$1,828	$242	$3,119	$3,361
Investment Securities (b):
Taxable	692	230	922	1,981	89	2,070	4,455	532	4,987
Nontaxable	(333)	321	(12)	(62)	(104)	(166)	157	(313)	(156)
Total investment income	359	551	910	1,919	(15)	1,904	4,612	219	4,831
Loans (b):
Construction	1,178	(987)	191	2,470	(2,366)	104	1,261	1,283	2,544
Commercial real estate, other	(795)	(27)	(822)	2,350	5,830	8,180	6,987	18,641	25,628
Commercial and industrial	(816)	1,198	382	1,267	3,069	4,336	3,994	9,254	13,248
Premium finance	78	1,104	1,182	900	2,187	3,087	2,195	3,306	5,501
Leases	(1,333)	1,248	(85)	(191)	1,897	1,706	326	3,805	4,131
Residential real estate	500	(362)	138	587	55	642	1,128	1,119	2,247
Home equity lines of credit	141	174	315	293	663	956	854	1,433	2,287
Consumer, indirect	386	2	388	1,669	57	1,726	3,528	249	3,777
Consumer, direct	342	(345)	(3)	(62)	(90)	(152)	20	189	209
Total loan income	(319)	2,005	1,686	9,283	11,302	20,585	20,293	39,279	59,572
Total interest income	$122	$3,054	$3,176	$11,361	$12,956	$24,317	$25,147	$42,617	$67,764
INTEREST EXPENSE:
Deposits:
Savings accounts	$(1)	$(3)	$(4)	$(268)	$(93)	$(361)	$(167)	$(104)	$(271)
Interest-bearing demand accounts	78	(35)	43	13	(50)	(37)	308	(73)	235
Money market accounts	115	416	531	2,805	608	3,413	6,435	1,041	7,476
Governmental deposit accounts	292	218	510	2,878	386	3,264	6,615	668	7,283
Retail CDs	852	1,671	2,523	6,993	7,221	14,214	14,495	13,869	28,364
Brokered CDs	(249)	(998)	(1,247)	747	16	763	2,105	3,706	5,811
Total deposit cost	1,087	1,269	2,356	13,168	8,088	21,256	29,791	19,107	48,898
Borrowed funds:
Short-term borrowings	696	97	793	3,496	(3,833)	(337)	3,716	(4,326)	(610)
Long-term borrowings	72	(19)	53	704	968	1,672	1,217	2,769	3,986
Total borrowed funds cost	768	78	846	4,200	(2,865)	1,335	4,933	(1,557)	3,376
Total interest expense	1,855	1,347	3,202	17,368	5,223	22,591	34,724	17,550	52,274
FTE net interest income	$(1,733)	$1,707	$(26)	$(6,007)	$7,733	$1,726	$(9,577)	$25,067	$15,490
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Compared to the linked quarter, net interest income was relatively flat for the second quarter of 2024. Net interest margin was 4.18% for the second quarter of 2024, compared to 4.26% for the linked quarter. The decrease in net interest margin was primarily driven by a decrease in accretion income, net of amortization, from our acquisitions and higher borrowing costs, which offset higher earning asset yields.
Net interest income for the second quarter of 2024 grew 2% over the prior year quarter and net interest margin decreased by 36 basis points. The increase in net interest income compared to the second quarter of 2023 was driven by increases in market interest rates, the Limestone Merger, and organic growth. The decrease in net interest margin for the second quarter of 2024 compared to the second quarter of 2023, was driven primarily by an increase in interest expense on deposits.
For the first six months of 2024, net interest income increased $15.5 million, or 10%, compared to the first six months of 2023, while net interest margin decreased 32 basis points to 4.22%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for the first six months of 2024 compared to the first six months of 2023 was primarily driven by higher borrowing costs, which offset higher earning asset yields.
Accretion income, net of amortization expense, from acquisitions was $5.8 million for the second quarter of 2024, $6.5 million for the linked quarter and $4.5 million for the second quarter of 2023, which added 28 basis points, 32 basis points and 23 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2024, when compared to the linked quarter was driven by lower loan pay-offs. The increase in accretion income for the second quarter of 2024 compared to the second quarter of 2023 was a result of accretion from the Limestone Merger. For the first half of 2023, accretion income totaled $12.3 million and added 30 basis points to net interest margin compared to $6.5 million and 18 basis points for the first half of 2023. The increase in accretion income for the first six months of 2024 compared to the same period in 2023 was due to more accretion in 2024 from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Provision for other credit losses	$5,397	$5,834	$7,751	$11,231	$9,424
Provision for checking account overdraft credit losses	286	268	232	554	412
Provision for credit losses	$5,683	$6,102	$7,983	$11,785	$9,836
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the second quarter of 2024 was a result of (i) higher net-charge offs, (ii) an increase in reserves for individually analyzed loans and leases, and (iii) loan growth. The provision for credit losses for the second quarter of 2023 was due to a provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, partially offset by the release of reserves on individually analyzed loans and improvements in macro-economic conditions.
For the first half of 2024, the provision for credit losses was mainly the result of (i) higher net charge-offs, (ii) an increase of reserves on individually analyzed loans and leases and (iii) loan growth. For the first six months of 2023, the provision for credit losses was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and leases and the use of updated loss drivers.
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

Net Loss Included in Total Non-Interest Income
Net loss includes net losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Net loss on investment securities	$(353)	$(1)	$(166)	$(354)	$(2,101)
Net loss on asset disposals and other transactions:
Net loss on other assets	(397)	(309)	(44)	(706)	(273)
Net loss on OREO	—	—	(1,613)	—	(1,623)
Net loss on other transactions	(31)	(32)	(8)	(63)	(15)
Net loss on asset disposals and other transactions	$(428)	$(341)	$(1,665)	$(769)	$(1,911)
The net loss on investment securities for the second quarter of 2024 was driven by the loss recorded on a contingent call of a security. During the first quarter of 2023, Peoples executed sales of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sales of the available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss.
The net loss for the second quarter of 2024 was driven primarily by $0.4 million of net losses on repossessed assets. The net loss on asset disposals and other transactions for the first quarter of 2024 was due to $0.3 million of net losses on repossessed assets. During the second quarter of 2023, Peoples recognized a $1.6 million write-down of an OREO property due to the potential sale of the property.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 22% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the second quarter of 2024, 23% for the linked quarter, and 21% for the second quarter of 2023. For the first six months of 2024, total non-interest income, excluding net gains and losses, totaled 23% of total revenues compared to 22% for the first six months of 2023.
For the second quarter of 2024, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
E-banking income	$6,470	$6,046	$6,466	$12,516	$11,909
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased for the second quarter of 2024 compared to the linked quarter primarily driven by an increase in customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Property and casualty insurance commissions	$3,432	$3,585	$3,360	$7,017	$6,612
Performance-based commissions	5	2,213	35	2,218	1,562
Life and health insurance commissions	672	700	609	1,372	1,255
Insurance income	$4,109	$6,498	$4,004	$10,607	$9,429
Peoples' insurance income for the second quarter of 2024 decreased $2.4 million when compared to the linked quarter. The decrease in insurance income was due to seasonal performance-based commissions, which are annual in nature and typically occur in the first quarter of each year. Insurance income for the second quarter of 2024 increased $0.1 million when compared to the second quarter of 2023, primarily due to new business and market increases for premiums. Insurance income in the first half of 2024 increased 12% when compared to the first half of 2023 due to higher commissions and additional customers.

Peoples' fiduciary income and brokerage income continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Fiduciary income	$2,212	$2,001	$2,046	$4,213	$3,851
Brokerage income	1,989	1,842	1,667	3,831	3,294
Employee benefit fees	798	756	701	1,554	1,353
Trust and investment income	$4,999	$4,599	$4,414	$9,598	$8,498
Fiduciary income and brokerage income increased in the second quarter of 2024 relative to the linked quarter due to market performance. When compared to the second quarter of 2023, fiduciary income and brokerage income increased, which was driven by an increase in assets under administration and management. For the first half of 2024, trust and investment income increased when compared to the same period in 2023 due to higher fiduciary and brokerage income, primarily reflecting market volatility.
The following table details Peoples' assets under administration and management:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
(Dollars in thousands)
Trust	$2,071,832	$2,061,402	$2,021,249	$1,900,488	$1,931,789
Brokerage	$1,567,775	$1,530,954	$1,473,814	1,364,372	1,379,309
Total	$3,639,607	$3,592,356	$3,495,063	$3,264,860	$3,311,098
Quarterly average	$3,587,952	$3,521,188	$3,341,868	$3,319,655	$3,205,186
The increases in assets under administration and management at June 30, 2024 compared to at March 31, 2024 were driven by market value fluctuations. The increases in assets under administration and management at June 30, 2024 when compared to at June 30, 2023 were primarily due to recent growth, through acquisitions, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Overdraft and non-sufficient funds fees	$2,288	$2,255	$2,276	$4,543	$4,118
Account maintenance fees	1,716	1,718	1,623	3,434	3,084
Other fees and charges	335	250	254	585	474
Deposit account service charges	$4,339	$4,223	$4,153	$8,562	$7,676
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the second quarter of 2024 compared to the linked quarter due to seasonality of customer activity. Deposit account service charges increased when comparing the second quarter of 2024 to the second quarter of 2023 due to the Limestone Merger. Deposit account service charges also increased for the first six months of 2024 compared to the same period of 2023 due to the Limestone Merger.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Other non-interest income	2,172	1,698	1,059	3,870	1,727
Bank owned life insurance income	1,037	1,500	842	2,537	1,549
Lease income	1,116	1,236	1,719	2,352	2,796
Mortgage banking income	243	321	189	564	503

The increase in other non-interest income when comparing the three months ended June 30, 2024 to the linked quarter and the prior year quarter was primarily due to an increase in operating lease income. The increase in other non-interest income for the first six months of 2024 when compared to the same period of 2023 was driven by increased operating lease income.
Bank owned life insurance income for the second quarter of 2024 decreased compared to the linked quarter primarily due to a $0.5 million death benefit recorded in the first quarter of 2024. Bank owned life insurance income for the second quarter and the first six months of 2024 increased when compared to the second quarter and first six months of 2023, due to the additional insurance policies acquired in the Limestone Merger and the aforementioned death benefit.
Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, net of any associated purchase accounting adjustment, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets and (v) syndication income. Lease income for the second quarter of 2024 decreased compared to the second quarter of 2023 due to a decrease in gains on terminated leases and lower syndication income.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the second quarter of 2024 was relatively flat when compared to each of the prior periods.
In the second quarter of 2024, Peoples sold $2.6 million in loans into the secondary market with servicing retained and $11.8 million in loans with servicing released, compared to $0.2 million and $6.9 million, respectively, in the first quarter of 2024, and $1.1 million and $6.1 million, respectively, in the second quarter of 2023. For the first six months of 2024, Peoples sold $2.7 million in loans into the secondary market with servicing retained, and $18.8 million with servicing released, compared to $1.9 million and $13.5 million, respectively, for the first six months of 2023.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Base salaries and wages	$24,437	$24,797	$27,407	$49,234	$47,739
Sales-based and incentive compensation	5,404	5,254	5,502	10,658	9,447
Employee benefits	4,862	3,938	3,622	8,800	7,737
Payroll taxes and other employment costs	1,825	2,836	1,535	4,661	3,905
Stock-based compensation	1,385	3,090	1,043	4,475	3,232
Deferred personnel costs	(1,349)	(1,022)	(1,084)	(2,371)	(2,007)
Salaries and employee benefit costs	$36,564	$38,893	$38,025	$75,457	$70,053
Full-time equivalent employees:
Actual at end of period	1,489	1,498	1,500	1,489	1,500
Average during the period	1,492	1,492	1,393	1,491	1,305
Base salaries and wages for the second quarter of 2024 remained relatively flat compared to the linked quarter. The current quarter decrease compared to the second quarter of 2023 was primarily due to the decrease of acquisition-related expenses. Base salaries and wages for the first six months of 2024 increased compared to the first six months of 2023 due to the additional expense associated with employees added with the Limestone Merger coupled with annual merit increases.
Sales-based incentive compensation for the first six months of 2024 compared to the first six months of 2023 increased primarily due to additional employees added with the Limestone Merger.
The increase in employee benefits for the second quarter of 2024 compared to the linked quarter and the second quarter of 2023 was primarily due to increased medical costs. The increase for the first six months of 2024 compared to the first six months of 2023 was primarily due to higher medical costs reflecting a full six months of expenses in 2024 for the additional employees added with the Limestone Merger.
Payroll taxes and other employment costs for the second quarter of 2024 decreased compared to the linked quarter due to seasonal expenses recognized in the first quarter of each year. Also impacting the increase in payroll taxes and other employment costs when compared to the second quarter of 2023 were the additional employees added in the Limestone Merger. The increase for the first six months of 2024 compared to the first six months of 2023 was driven by the additional employees added in the Limestone Merger coupled with annual merit increases.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted common share awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the second quarter of 2024 decreased when compared to the first quarter of 2024 due to seasonal expenses recognized in the first quarter of each year.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the second quarter of 2024 increased when compared to both the first quarter of 2024 and the second quarter of 2023 due to an increase in loan origination volume.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Depreciation	$2,170	$2,170	$1,876	$4,340	$3,666
Repairs and maintenance costs	1,607	1,821	1,334	3,428	2,595
Property taxes, utilities and other costs	1,152	1,293	1,182	2,445	2,339
Net rent expense	1,213	999	988	2,212	1,735
Net occupancy and equipment expense	$6,142	$6,283	$5,380	$12,425	$10,335
The second quarter of 2024 net occupancy and equipment expense was relatively flat when compared to the linked quarter. The second quarter and the first six months of 2024 net occupancy and equipment expense increased when compared to the same periods of 2023 due to additional net occupancy and equipment expense from the Limestone Merger.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Data processing and software expense	$6,743	$5,769	$4,728	$12,512	$9,290
Professional fees	2,935	2,967	7,438	5,902	10,319
Amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
E-banking expense	1,941	1,781	1,832	3,722	3,323
FDIC insurance premiums	1,251	1,186	1,464	2,437	2,265
Other loan expenses	1,036	1,076	538	2,112	1,277
Franchise tax expense	760	881	872	1,641	1,906
Communication expense	736	799	724	1,535	1,337
Marketing expense	681	1,056	1,357	1,737	2,287
Other non-interest expense	7,182	4,986	5,465	12,168	10,039
Data processing and software expenses for the second quarter of 2024 increased compared to the linked quarter due to higher expenses attributable to recent technology projects. The increase for the second quarter and the first six months of 2024 when compared to the same periods in 2023 was driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization as a result of the Limestone Merger.
Professional fees for the second quarter of 2024 were flat when compared to the linked quarter. Professional fees for the second quarter and first six months of 2024 compared to the same periods in 2023 decreased due to less acquisition-related expenses.

Amortization of other intangible assets for the second quarter of 2024 was flat compared to the linked quarter and the prior year quarter. Amortization of other intangible assets for the first six months of 2024 increased when compared to the same period of 2023 due to amortization of intangible assets recognized in the Limestone Merger.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards. The increase in electronic banking income compared to the linked quarter and the first quarter of 2023 was due to an increase in customer activity. E-banking expense increased for the first six months of 2024 when compared to the first six months of 2023 due to additional customers brought in from the Limestone Merger.
Peoples' FDIC insurance premiums for the second quarter of 2024 were relatively flat when compared to the linked quarter and the first quarter of 2023. FDIC insurance premiums for the first six months of 2024 increased when compared to the first six months of 2023 due to organic and acquisitive growth and an increase in rates assessed by the FDIC.
Other loan expenses during the second quarter of 2024 were relatively flat when compared to the linked quarter. Other loan expenses increased for the second quarter and the first six months of 2024 when compared to the same periods of 2023 primarily due to increases in miscellaneous loan and collection expenses as a result of increased insurance costs associated with consumer indirect loans.
Marketing expense for the second quarter of 2024 decreased when compared to the linked quarter due to lower advertising expense. Marketing expense for the second quarter and the first six months of 2024 decreased when compared to the same periods of 2023 due to lower acquisition-related expenses.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The decrease in franchise tax expense for the second quarter of 2024 when compared to the second quarter of 2023 was driven by a lower apportionment in Ohio.
Other non-interest expense for the second quarter of 2024 increased when compared to the linked quarter and the second quarter of 2023 due to a one-time prior period true-up of corporate expenses.
Income Tax Expense
Peoples recorded income tax expense of $6.9 million with an effective tax rate of 19.1% for the second quarter of 2024, compared to income tax expense of $8.3 million with an effective tax rate of 21.8% for the linked quarter and income tax expense of $6.2 million with an effective tax rate of 22.6% for the second quarter of 2023. The decrease in income tax expense when compared to the prior quarter was driven by a $1.1 million one-time benefit related to a prior year amended return. The increase in income tax expense when compared to the second quarter of 2023 was primarily due to higher pre-tax income. Peoples recorded income tax expense of $15.1 million with an effective tax rate of 20.5% in the first six months of 2024 and $13.2 million with an effective tax rate of 21.7% in the first six months of 2023. The increase was driven by higher pre-tax income.
Additional information regarding income taxes can be found in "Note 13. Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2023 Form 10-K.
Pre-Provision Net Revenue (Non-US GAAP)
Pre-provision net revenue ("PPNR") has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. This measure represents a Non-US GAAP financial measure since it excludes the provision for (recovery of) credit losses and all gains and losses included in earnings.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Pre-provision net revenue:
Income before income taxes	$35,876	$37,852	$27,262	$73,728	$60,868
Add: provision for credit losses	5,683	6,102	7,983	11,785	9,836
Add: loss on OREO	—	—	1,612	—	1,622
Add: loss on investment securities	353	1	166	354	2,101
Add: loss on other assets	397	309	45	706	274
Add: loss on other transactions	31	32	8	63	15
Pre-provision net revenue	$42,340	$44,296	$37,076	$86,636	$74,716
Total average assets	$9,180,454	$9,021,651	$8,342,883	$9,101,052	$7,792,579
Pre-provision net revenue to total average assets (annualized)	1.85%	1.97%	1.78%	1.91%	1.93%
Weighted-average common shares outstanding - diluted	35,117,648	35,051,810	32,649,976	35,071,550	30,314,504
Pre-provision net revenue per common share - diluted	$1.20	$1.26	$1.13	$2.45	$2.45
The decrease in the PPNR for the second quarter of 2024 compared to the linked quarter was driven by decreased non-interest income and lower accretion income. The increase in PPNR for the second quarter of 2024 when compared to the second quarter of 2023 was due to increased net interest income reflecting the positive impact of the additional net interest income from Limestone customers after the Limestone Merger.
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
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Core non-interest expense:
Total non-interest expense	$68,758	$68,465	$70,623	$137,223	$127,102
Less: acquisition-related expenses	—	(84)	10,709	(84)	11,260
Add: COVID-19 Employee Retention Credit	—	—	548	—	548
Core non-interest expense	$68,758	$68,549	$60,462	$137,307	$116,390
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Efficiency ratio:
Total non-interest expense	$68,758	$68,465	$70,623	$137,223	$127,102
Less: amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
Adjusted total non-interest expense	65,971	65,677	67,823	131,648	122,431
Total non-interest income	23,704	25,779	21,015	49,483	40,075
Less: net loss on investment securities	(353)	(1)	(166)	(354)	(2,101)
Less: net loss on asset disposals and other transactions	(428)	(341)	(1,665)	(769)	(1,911)
Total non-interest income excluding net losses	24,485	26,121	22,846	50,606	44,087
Net interest income	86,613	86,640	84,853	173,253	157,731
Add: FTE adjustment (a)	352	352	386	705	738
Net interest income on an FTE basis	86,965	86,992	85,239	173,958	158,469
Adjusted revenue	$111,450	$113,113	$108,085	$224,564	$202,556
Efficiency ratio	59.19%	58.06%	62.75%	58.62%	60.44%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$68,758	$68,549	$60,462	$137,307	$116,390
Less: amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
Adjusted core non-interest expense	65,971	65,761	57,662	131,732	111,719
Non-interest income excluding net losses	24,485	26,121	22,846	50,606	44,087
Net interest income on an FTE basis	86,965	86,992	85,239	173,958	158,469
Adjusted revenue	$111,450	$113,113	$108,085	$224,564	$202,556
Efficiency ratio adjusted for non-core items	59.19%	58.14%	53.35%	58.66%	55.15%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the second quarter of 2024 when compared to the linked quarter was higher as the result of a reduction in fee-based income and improved compared to prior year quarter due to the decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, increased compared to the linked quarter mainly as a result of a reduction in non-interest income. The efficiency ratio for the first six months of 2024 improved compared to the prior year first six months due to the decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, increased for the first six months of 2024 when compared to the first six months of 2023, primarily due to increased non-interest expense. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Return on Average Assets Adjusted for Non-Core Items Ratio (Non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets adjusted for non-core items ratio represents a Non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses and acquisition-related expenses.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023

Annualized net income adjusted for non-core items:
Net income	$29,007	$29,584	$21,096	$58,591	$47,656
Add: net loss on investment securities	353	1	166	354	2,101
Less: tax effect of net loss on investment securities (a)	74	—	35	74	441
Add: net loss on asset disposals and other transactions	428	341	1,665	769	1,911
Less: tax effect of net loss on asset disposals and other transactions (a)	90	72	349	161	401
Add: acquisition-related expenses	—	(84)	10,709	(84)	11,260
Less: tax effect of acquisition-related expenses (a)	—	(18)	2,249	(18)	2,365
Less: COVID-19 Employee Retention Credit	—	—	548	—	548
Add: tax effect of COVID-19 Employee Retention Credit (a)	—	—	115	—	115
Net income adjusted for non-core items (after tax)	$29,624	$29,788	$30,570	$59,413	$59,288
Days in the period	91	91	91	182	181
Days in the year	366	366	365	366	365
Annualized net income	$116,666	$118,986	$84,616	$117,826	$96,102
Annualized net income adjusted for non-core items (after tax)	$119,147	$119,807	$122,616	$119,479	$119,559
Return on average assets:
Annualized net income	$116,666	$118,986	$84,616	$117,826	$96,102
Total average assets	9,180,454	9,021,651	8,342,883	9,101,052	7,792,579
Return on average assets	1.27%	1.32%	1.01%	1.29%	1.23%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$119,147	$119,807	$122,616	$119,479	$119,559
Total average assets	9,180,454	9,021,651	8,342,883	9,101,052	7,792,579
Return on average assets adjusted for non-core items (after tax)	1.30%	1.33%	1.47%	1.31%	1.53%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the second quarter of 2024 decreased when compared to the linked quarter, due to a decrease in annualized net income resulting from lower non-interest income and by an increase in average assets. The decrease in the return on average assets adjusted for non-core items for the second quarter of 2024, compared to the second quarter of 2023, was attributable to an increase in annualized net income primarily due to an increase in net interest income, partially offset by the assets acquired in the Limestone Merger and an increase in expenses. The decrease in return on average assets adjusted for non-core items for the first six months of 2024 when compared to the first six months of 2023, was primarily driven by an increase in annualized net income, partially offset with assets acquired in the Limestone Merger.
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

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30,
(Dollars in thousands)				2024	2023
Annualized net income excluding amortization of other intangible assets:
Net income	$29,007	$29,584	$21,096	$58,591	$47,656
Add: amortization of other intangible assets	2,787	2,788	2,800	5,575	4,671
Less: tax effect of amortization of other intangible assets (a)	585	585	588	1,171	981
Net income excluding amortization of other intangible assets	$31,209	$31,787	$23,308	$62,995	$51,346
Days in the period	91	91	91	182	181
Days in the year	366	366	365	366	365
Annualized net income	$116,666	$118,986	$84,616	$117,826	$96,102
Annualized net income excluding amortization of other intangible assets	$125,522	$127,847	$93,488	$126,682	$103,543
Average tangible equity:
Total average stockholders' equity	$1,061,454	$1,052,781	$951,438	$1,057,117	$876,866
Less: average goodwill and other intangible assets	407,864	410,719	387,055	409,292	356,470
Average tangible equity	$653,590	$642,062	$564,383	$647,825	$520,396
Return on total average stockholders' equity ratio:
Annualized net income	$116,666	$118,986	$84,616	$117,826	$96,102
Total average stockholders' equity	$1,061,454	$1,052,781	$951,438	$1,057,117	$876,866
Return on total average stockholders' equity	10.99%	11.30%	8.89%	11.15%	10.96%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$125,522	$127,847	$93,488	$126,682	$103,543
Average tangible equity	$653,590	$642,062	$564,383	$647,825	$520,396
Return on average tangible equity	19.21%	19.91%	16.56%	19.55%	19.90%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income mainly attributable to a decrease in non-interest income. The increases in the return on total average stockholders' equity and average tangible equity ratios in the second quarter of 2024 when compared to the same period of 2023 were due to an increase in total net interest income driven by the 2023 increases in market interest rates and additional net interest income from Limestone following the Limestone Merger.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2024, Peoples' interest-bearing deposits in other banks had decreased $199.2 million from December 31, 2023. The total cash and cash equivalents balance included $109.7 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2024, compared to $309.8 million at December 31, 2023. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2024, Peoples' total cash and cash equivalents decreased $190.9 million, which reflected cash outflows of $273.4 million of cash used in investing activities, partially offset by cash inflows of $69.1 million of cash provided by operating activities and $13.4 million of cash provided by financing activities. Peoples' use of cash in investing activities reflected a $164.5 million net increase in loans held for investment and a net cash outflow from available-for-sale investment securities of $83.4 million. The cash provided by financing activities was largely driven by a $240.4 million net increase in interest-bearing deposits, mostly offset by a net decrease in short-term borrowings of $118.4 million and a net decrease in non-interest bearing deposits of $95.0 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	4.19%	$28,343	$28,773	$30,296	$42,466	$75,255
U.S. government sponsored agencies	4.37%	230,916	200,460	118,607	103,932	98,324
States and political subdivisions	2.54%	202,804	208,750	213,296	220,460	248,271
Residential mortgage-backed securities	2.33%	601,002	621,691	628,924	593,104	635,487
Commercial mortgage-backed securities	1.87%	50,035	50,791	51,234	50,840	52,830
Bank-issued trust preferred securities	4.51%	6,039	6,001	5,965	7,779	23,272
Total fair value		$1,119,139	$1,116,466	$1,048,322	$1,018,581	$1,133,439
Total amortized cost		$1,266,060	$1,262,319	$1,184,288	$1,211,794	$1,292,331
Net unrealized loss		$(146,921)	$(145,853)	$(135,966)	$(193,213)	$(158,892)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.99%	$212,023	$188,423	$188,475	$174,699	$176,027
States and political subdivisions (a)	2.23%	144,134	144,315	144,258	144,490	144,668
Residential mortgage-backed securities	3.88%	246,283	246,579	248,559	248,627	243,807
Commercial mortgage-backed securities	2.46%	99,782	100,427	102,365	107,593	109,423
Total amortized cost		$702,222	$679,744	$683,657	$675,409	$673,925
Other investment securities		$62,742	$62,939	$63,421	$66,332	$63,579
Total investment securities:
Amortized cost		$2,031,024	$2,005,002	$1,931,366	$1,953,535	$2,029,835
Carrying value		$1,884,103	$1,859,149	$1,795,400	$1,760,322	$1,870,943

(a)Amortized cost is presented net of the allowance for credit losses of $238 at June 30, 2024 and at March 31, 2024, and $241 at June 30, 2023.
For the second quarter of 2024, total investment securities increased compared to all prior periods due to higher yielding, longer duration securities booked to held-to-maturity. During the fourth quarter of 2023, Peoples executed the sales of $36.5 million of lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sales were used to purchase higher yielding agency investment securities. The realized losses recognized due to the fourth quarter of 2023 sales are expected to be earned back within 14 months of the transaction dates.

Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Originated loans and leases:
Construction	$291,240	$262,209	$279,335	$289,657	$297,051
Commercial real estate, other	1,240,069	1,263,577	1,209,204	1,161,064	1,035,473
Commercial real estate	1,531,309	1,525,786	1,488,539	1,450,721	1,332,524
Commercial and industrial	1,032,753	972,191	938,659	860,407	873,386
Premium finance	293,349	238,962	203,177	189,251	162,357
Leases	390,160	373,626	357,217	328,365	287,948
Residential real estate	441,293	420,518	418,570	405,917	396,667
Home equity lines of credit	172,766	164,019	148,155	140,787	132,222
Consumer, indirect	675,054	650,228	666,472	668,371	654,371
Consumer, direct	100,836	99,022	112,292	114,160	101,786
Consumer	775,890	749,250	778,764	782,531	756,157
Deposit account overdrafts	1,067	1,306	986	857	830
Total originated loans and leases	$4,638,587	$4,445,658	$4,334,067	$4,158,836	$3,942,091
Acquired loans and leases (a):
Construction	$49,361	$52,478	$84,684	$84,359	$121,690
Commercial real estate, other	955,910	980,203	987,753	1,028,920	1,036,041
Commercial real estate	1,005,271	1,032,681	1,072,437	1,113,279	1,157,731
Commercial and industrial	225,310	242,424	246,327	268,402	286,924
Leases	40,491	49,068	56,843	74,270	89,843
Residential real estate	348,051	361,370	372,525	386,048	394,775
Home equity lines of credit	54,842	57,060	60,520	63,153	66,999
Consumer, direct	12,819	14,566	16,477	20,402	36,233
Total acquired loans and leases	$1,686,784	$1,757,169	$1,825,129	$1,925,554	$2,032,505
Total loans and leases	$6,325,371	$6,202,827	$6,159,196	$6,084,390	$5,974,596
Percent of loans and leases to total loans and leases:
Construction	5.4%	5.1%	5.9%	6.1%	7.0%
Commercial real estate, other	34.7%	36.2%	35.7%	36.0%	34.8%
Commercial real estate	40.1%	41.3%	41.6%	42.1%	41.8%
Commercial and industrial	19.9%	19.6%	19.2%	18.6%	19.4%
Premium finance	4.6%	3.8%	3.3%	3.1%	2.7%
Leases	6.8%	6.8%	6.7%	6.6%	6.3%
Residential real estate	12.5%	12.6%	12.9%	13.0%	13.2%
Home equity lines of credit	3.6%	3.6%	3.4%	3.4%	3.3%
Consumer, indirect	10.7%	10.5%	10.8%	11.0%	11.0%
Consumer, direct	1.8%	1.8%	2.1%	2.2%	2.3%
Consumer	12.5%	12.3%	12.9%	13.2%	13.3%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$341,298	$348,937	$356,784	$366,996	$375,882

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at June 30, 2024 increased $122.5 million, or 8% annualized, compared to at March 31, 2024. The increase in the period-end loan and lease balance at June 30, 2024 compared to March 31, 2024 was primarily driven by increases of (i) $54.4 million in premium finance loans, (ii) $43.4 million in commercial and industrial loans, (iii) $25.9 million in construction loans, (iv) and $24.8 million in indirect consumer loans. These were partially offset by a decrease of $47.8 million in other commercial real estate loans. The increase in the period-end loan and lease balances at June 30, 2024 compared to at June 30, 2023 was primarily driven by loan growth.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at June 30, 2024:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$226,170	$249,829	$475,999	68.3%
Residential property	23,670	28,738	52,408	7.5%
Land development	30,933	11,572	42,505	6.1%
Land only	23,980	12,612	36,592	5.3%
Assisted living facilities and nursing homes	3,269	17,812	21,081	3.0%
Lodging and lodging related	—	16,270	16,270	2.3%
Student housing	12,597	2,403	15,000	2.2%
Other (a)	19,982	17,143	37,125	5.3%
Total construction	$340,601	$356,379	$696,980	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$319,373	$1,854	$321,227	14.2%
Retail facilities:
Owner occupied	$50,296	$1,644	$51,940	2.3%
Non-owner occupied	237,202	803	238,005	10.5%
Total retail facilities	$287,498	$2,447	$289,945	12.8%
Light industrial facilities:
Owner occupied	$143,432	$6,539	$149,971	6.6%
Non-owner occupied	100,506	4,107	104,613	4.6%
Total light industrial facilities	$243,938	$10,646	$254,584	11.2%
Office buildings and complexes:
Owner occupied	$82,169	$2,905	$85,074	3.8%
Non-owner occupied	124,533	7,746	132,279	5.8%
Total office buildings and complexes	$206,702	$10,651	$217,353	9.6%
Lodging and lodging related:
Owner occupied	$30,028	$—	$30,028	1.3%
Non-owner occupied	123,999	1	124,000	5.5%
Total lodging and lodging related	$154,027	$1	$154,028	6.8%
Assisted living facilities and nursing homes	$139,949	$1,381	$141,330	6.2%
Warehouse facilities:
Owner occupied	$40,823	$617	$41,440	1.8%
Non-owner occupied	37,340	121	37,461	1.7%
Total warehouse facilities	$78,163	$738	$78,901	3.5%
Restaurant/bar facilities:
Owner occupied	$40,611	$247	$40,858	1.8%
Non-owner occupied	35,212	—	35,212	1.6%
Total restaurant/bar facilities	$75,823	$247	$76,070	3.4%
Mixed-use facilities:
Owner occupied	$37,535	$1,164	$38,699	1.7%
Non-owner occupied	28,071	1,652	29,723	1.3%
Total mixed-use facilities	$65,606	$2,816	$68,422	3.0%
Education services:
Owner occupied	$15,390	$—	$15,390	0.7%
Non-owner occupied	29,512	4,000	33,512	1.5%
Total education services	$44,902	$4,000	$48,902	2.2%
Other (a)	579,998	33,939	613,937	27.1%
Total commercial real estate, other	$2,195,979	$68,720	$2,264,699	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 3% of total loans at June 30, 2024 and December 31, 2023. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Construction	$673	$701	$699	$1,241	$1,496
Commercial real estate, other	19,852	21,788	20,915	21,257	19,731
Commercial and industrial	10,943	10,581	10,490	10,205	11,028
Premium finance	763	607	484	476	431
Leases	15,218	12,889	10,850	11,692	10,377
Residential real estate	5,939	5,866	5,937	6,251	6,112
Home equity lines of credit	1,737	1,689	1,588	1,640	1,676
Consumer, indirect	8,654	8,301	8,590	7,516	7,610
Consumer, direct	2,332	2,279	2,343	2,519	2,642
Deposit account overdrafts	136	121	115	127	108
Allowance for credit losses	$66,247	$64,822	$62,011	$62,924	$61,211
As a percent of total loans	1.05%	1.05%	1.01%	1.03%	1.02%
The increase in the allowance for credit losses at June 30, 2024 compared to March 31, 2024 was primarily due to an increase of reserves on individually analyzed loans and leases. The increase in the allowance balance at June 30, 2024 when compared to June 30, 2023 was driven by loan growth and a deterioration in macro-economic conditions used within the CECL model, partially offset by a release of reserves on individually analyzed loans and leases.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2023 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.
The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Gross charge-offs:
Construction	$—	$—	$—	$—	$—
Commercial real estate, other	—	212	296	278	7
Commercial and industrial	56	235	640	199	11
Premium finance	55	54	43	33	23
Leases	2,377	1,270	2,019	905	604
Residential real estate	64	80	20	50	59
Home equity lines of credit	9	—	4	32	55
Consumer, indirect	1,567	1,461	1,234	926	941
Consumer, direct	141	226	142	92	78
Consumer	1,708	1,687	1,376	1,018	1,019
Deposit account overdrafts	338	336	352	319	263
Total gross charge-offs	$4,607	$3,874	$4,750	$2,834	$2,041
Recoveries:
Commercial real estate, other	$(80)	$83	$825	$97	$16
Commercial and industrial	10	7	98	3	451
Premium finance	4	8	—	12	3
Leases	173	212	25	168	89
Residential real estate	68	83	67	27	69
Home equity lines of credit	—	7	1	—	—
Consumer, indirect	117	71	130	149	129
Consumer, direct	15	9	12	11	35
Consumer	132	80	142	160	164

	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Deposit account overdrafts	67	74	103	49	53
Total recoveries	$374	$554	$1,261	$516	$845
Net charge-offs (recoveries):
Construction	$—	$—	$—	$—	$—
Commercial real estate, other	80	129	(529)	181	(9)
Commercial and industrial	46	228	542	196	(440)
Premium finance	51	46	43	21	20
Leases	2,204	1,058	1,994	737	515
Residential real estate	(4)	(3)	(47)	23	(10)
Home equity lines of credit	9	(7)	3	32	55
Consumer, indirect	1,450	1,390	1,104	777	812
Consumer, direct	126	217	130	81	43
Consumer	1,576	1,607	1,234	858	855
Deposit account overdrafts	271	262	249	270	210
Total net charge-offs	$4,233	$3,320	$3,489	$2,318	$1,196
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.01%	0.01%	(0.03)%	0.01%	—%
Commercial and industrial	—%	0.02%	0.03%	0.01%	(0.03)%
Premium finance	—%	—%	—%	—%	—%
Leases	0.14%	0.07%	0.13%	0.05%	0.04%
Residential real estate	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.09%	0.09%	0.07%	0.05%	0.06%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	—%
Consumer	0.10%	0.10%	0.08%	0.06%	0.06%
Deposit account overdrafts	0.02%	0.02%	0.02%	0.02%	0.02%
Total	0.27%	0.22%	0.23%	0.15%	0.09%
Each with "--%" not meaningful.
Total net charge-offs during the second quarter of 2024 were $4.2 million, or 0.27% of average total loans on an annualized basis, compared to $3.3 million, or 0.22% of average total loans on an annualized basis, during the linked quarter and $1.2 million, or 0.09% of average total loans on an annualized basis, during the second quarter of 2023. The increase for the second quarter of 2024 when compared to the linked quarter was driven by an increase in net charge-offs on leases originated by our North Star Leasing business. The increase in net charge-offs during the second quarter of 2024 versus the prior year second quarter was primarily attributable to an increase in charge-offs on (i) leases originated by our North Star Leasing business, (ii) indirect consumer loans, and (iii) commercial and industrial loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Loans 90+ days past due and accruing:
Commercial real estate, other	$106	$231	$78	$487	$15
Commercial and industrial	208	10	316	67	—
Premium finance	2,546	2,208	1,355	1,581	987
Leases	3,193	4,070	3,826	6,007	3,847
Residential real estate	1,209	780	877	736	856
Home equity lines of credit	230	181	171	177	148
Consumer, indirect	67	134	68	47	40
Consumer, direct	33	48	25	15	31
Consumer	100	182	93	62	71
Total loans 90+ days past due and accruing	$7,592	$7,662	$6,716	$9,117	$5,924
Nonaccrual loans:
Commercial real estate, other	4,833	3,773	2,816	3,661	8,987
Commercial and industrial	6,030	6,205	2,758	3,116	3,438
Leases	11,849	10,136	8,436	7,929	4,800
Residential real estate	7,078	7,450	7,921	8,454	8,393
Home equity lines of credit	1,454	1,134	1,022	1,026	841
Consumer, indirect	2,261	2,506	2,412	1,904	1,982
Consumer, direct	164	157	112	97	355
Consumer	2,425	2,663	2,524	2,001	2,337
Total nonaccrual loans	$33,669	$31,361	$25,477	$26,187	$28,796
Total nonperforming loans ("NPLs")	$41,261	$39,023	$32,193	$35,304	$34,720
OREO:
Commercial	$7,118	$7,118	$7,118	$7,118	$7,118
Residential	291	120	56	56	48
Total OREO	$7,409	$7,238	$7,174	$7,174	$7,166
Total nonperforming assets ("NPAs")	$48,670	$46,261	$39,367	$42,478	$41,886
Criticized loans (a)	$239,943	$256,565	$235,239	$213,156	$219,885
Classified loans (b)	$120,180	$147,518	$120,027	$124,836	$110,972
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.53%	0.51%	0.41%	0.43%	0.48%
NPLs as a percent of total loans (d)	0.65%	0.63%	0.52%	0.58%	0.58%
NPAs as a percent of total assets (d)	0.53%	0.50%	0.43%	0.48%	0.48%
NPAs as a percent of total loans and OREO (d)	0.77%	0.74%	0.64%	0.70%	0.70%
Allowance for credit losses as a percent of nonaccrual loans	196.76%	206.70%	245.79%	240.29%	212.57%
Allowance for credit losses as a percent of NPLs (d)	160.56%	166.11%	194.38%	178.23%	176.30%
Criticized loans as a percent of total loans (a)	3.79%	4.14%	3.82%	3.50%	3.68%
Classified loans as a percent of total loans (b)	1.90%	2.38%	1.95%	2.05%	1.86%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Compared to at March 31, 2024, Peoples' NPAs increased from 0.50% of total assets to 0.53% at June 30, 2024. Total loans 90+ days past due and accruing decreased at June 30, 2024 compared to at March 31, 2024, mostly due to decreases in nonperforming leases. Total nonaccrual loans increased at June 30, 2024 compared to at March 31, 2024, mostly due to increases in nonaccrual leases and other commercial real estate. During the second quarter of 2024, criticized loans decreased $16.6 million, while classified loans decreased $27.3 million when compared to at March 31, 2024. The decrease in the amounts of criticized loans compared to at March 31, 2024 was primarily driven by by loan upgrades and several large criticized loan pay-offs. The decrease in the amount of classified loans compared to at March 31, 2024 was primarily by loan upgrades and classified loan pay-offs. The increase in NPAs compared to at December 31, 2023, was primarily driven by increases of nonaccrual leases originated by our North Star Leasing business, commercial and industrial loans, and other commercial real estate loans. The increase in NPAs compared to at June 30, 2023, was impacted by the increase of nonaccrual leases originated by our North Star Leasing business and an increase in loans past due and accruing.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Non-interest-bearing deposits (a)	$1,472,697	$1,468,363	$1,567,649	$1,569,095	$1,682,634
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,083,512	1,107,712	1,144,357	1,181,079	1,225,646
Savings accounts	880,542	901,493	919,244	987,170	1,116,622
Retail CDs	1,812,874	1,680,413	1,443,417	1,198,733	950,783
Money market deposit accounts	869,159	859,961	775,488	730,902	718,633
Governmental deposit accounts	766,337	825,170	726,713	761,625	705,596
Brokered CDs	412,653	483,444	575,429	608,914	559,955
Total interest-bearing deposits	5,825,077	5,858,193	5,584,648	5,468,423	5,277,235
Total deposits	$7,297,774	$7,326,556	$7,152,297	$7,037,518	$6,959,869
Demand deposits as a percent of total deposits	35%	35%	38%	39%	42%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2024, period-end total deposits decreased $28.8 million compared to at March 31, 2024, primarily driven by decreases of (i) $70.8 million in brokered CDs, (ii) $58.8 million in governmental deposits, and (iii) $24.2 million in interest-bearing demand deposit accounts, partially offset by an increase of $132.5 million in retail CDs. The increase in retail CDs was due to current specials being offered, while the decrease in governmental deposit accounts was due to the seasonality of those balances, which are typically higher in the first quarter.
At June 30, 2024, period-end total deposits increased $337.9 million, or 5%, compared to at June 30, 2023. The increase was primarily driven by increases of $862.1 million in retail CDs, $150.5 million in money market deposit accounts, and $60.7 million in governmental deposit accounts, offset by decreases of $236.1 million, $209.9 million, $147.3 million, and $142.1 million in savings accounts, non-interest bearing deposits, brokered CDs, and interest-bearing demand deposit accounts, respectively. The increase in retail CDs was driven by current promotions being offered.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs. As of June 30, 2024, Peoples had 9 effective interest rate swaps, with an aggregate notional value of $85.0 million, which were designated as cash flow hedges of overnight brokered CDs and are expected to be extended every 90 days through the maturity dates of the interest rate swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Short-term borrowings:
FHLB Overnight borrowings	$295,000	$260,192	$369,000	$484,000	$444,000
Retail repurchase agreements	24,733	90,304	99,121	101,437	125,935
Bank Term Funding Program ("BTFP")	163,000	163,000	133,000	—	—
Total short-term borrowings	$482,733	$513,496	$601,121	$585,437	$569,935
Long-term borrowings:
FHLB advances	$132,524	$132,683	$112,865	$83,247	$33,755
Vantage non-recourse debt	47,393	49,529	49,572	41,783	41,963
Other long-term borrowings	54,340	54,071	53,804	48,282	47,861
Total long-term borrowings	$234,257	$236,283	$216,241	$173,312	$123,579
Total borrowed funds	$716,990	$749,779	$817,362	$758,749	$693,514
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at June 30, 2024 decreased compared to at March 31, 2024, primarily due to lower retail repurchase agreements. Total long-term borrowings at June 30, 2024 increased when compared to at June 30, 2023 due to an increase in FHLB long term advances.
Capital/Stockholders’ Equity
At June 30, 2024, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2024, Peoples had a capital conservation buffer of 5.66%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Capital Amounts:
Common Equity Tier 1	$799,710	$780,017	$766,691	$752,728	$728,892
Tier 1	854,050	834,089	820,495	801,010	776,753
Total (Tier 1 and Tier 2)	916,073	894,662	873,225	855,054	828,910
Net risk-weighted assets	$6,802,528	$6,674,114	$6,524,577	$6,505,779	$6,417,511
Capital Ratios:
Common Equity Tier 1	11.76%	11.69%	11.75%	11.57%	11.36%
Tier 1	12.55%	12.50%	12.58%	12.31%	12.10%
Total (Tier 1 and Tier 2)	13.47%	13.40%	13.38%	13.14%	12.92%
Tier 1 leverage ratio	9.65%	9.43%	9.57%	9.34%	9.64%
Peoples' risk-based capital ratios at June 30, 2024 increased when compared to March 31, 2024, due to net income during the quarter, partially offset by dividends paid. Compared to at June 30, 2023, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by the impact of the Limestone Merger and dividends paid. The common equity tier 1 risk-based capital ratio at June 30, 2024 also increased compared to at June 30, 2023 due to higher net income.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Tangible equity:
Total stockholders' equity	$1,077,833	$1,062,002	$1,053,534	$993,219	$998,907
Less: goodwill and other intangible assets	406,417	409,285	412,172	408,494	413,172
Tangible equity	$671,416	$652,717	$641,362	$584,725	$585,735
Tangible assets:
Total assets	$9,226,461	$9,270,774	$9,157,382	$8,942,534	$8,786,635
Less: goodwill and other intangible assets	406,417	409,285	412,172	408,494	413,172
Tangible assets	$8,820,044	$8,861,489	$8,745,210	$8,534,040	$8,373,463
Tangible book value per common share:
Tangible equity	$671,416	$652,717	$641,362	$584,725	$585,735
Common shares outstanding	35,498,977	35,486,234	35,314,745	35,395,990	35,374,916
Tangible book value per common share	$18.91	$18.39	$18.16	$16.52	$16.56
Tangible equity to tangible assets ratio:
Tangible equity	$671,416	$652,717	$641,362	$584,725	$585,735
Tangible assets	$8,820,044	$8,861,489	$8,745,210	$8,534,040	$8,373,463
Tangible equity to tangible assets	7.61%	7.37%	7.33%	6.85%	7.00%
Tangible book value per common share increased to $18.91 at June 30, 2024 compared to $18.39 at March 31, 2024. The change in tangible book value per common share was due to tangible equity increasing during the second quarter of 2024 primarily due to net income over the last three months. Tangible book value per common share at June 30, 2024 increased compared to at June 30, 2023 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
300	$5,530	1.6%	$15,063	4.6%	$(154,437)	(9.0)%	$(157,625)	(9.4)%
200	3,884	1.1%	10,282	3.1%	(101,233)	(5.9)%	(107,620)	(6.4)%
100	2,147	0.6%	5,468	1.7%	(47,291)	(2.7)%	(53,585)	(3.2)%
(100)	(6,639)	(1.9)%	(7,427)	(2.3)%	23,298	1.4%	31,722	1.9%
(200)	(14,963)	(4.4)%	(15,446)	(4.7)%	23,311	1.4%	46,537	2.8%
(300)	(16,646)	(4.9)%	(16,822)	(5.1)%	7,287	0.4%	47,198	2.8%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2024, consideration of the bear steepener and bear flattener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At June 30, 2024, the bear steepener scenario produced an increase in net interest income of 0.8% and an increase in the economic value of equity of 5.6%.
The bear flattener scenario highlights the risk to net interest income and the economic value of equity when short-term rates rise while long-term rates remain constant. In such a scenario, Peoples' variable rate asset yields along with deposit and short-term borrowing costs, which are correlated with short-term rates, increase, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Increased deposit and funding costs would be more than offset by increased variable rate asset yields; resulting in an increased amount of net interest income and a higher net interest margin. At June 30, 2024, the bear flattener scenario produced an increase of 1.0% to net interest income and a decline in the economic value of equity of 1.8%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2024, Peoples had entered into 9 interest rate swap contracts with an aggregate notional value of $85.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2024, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
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
At June 30, 2024, Peoples Bank had liquid assets of $408.8 million, which represented 4.0% of total assets and unfunded loan commitments. Peoples also had an additional $156.7 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Home equity lines of credit	$247,757	$246,035	$244,367	$245,764	$208,805
Unadvanced construction loans	371,322	349,850	349,850	351,473	293,662
Other loan commitments	759,121	714,513	769,759	768,788	597,285
Loan commitments	$1,378,200	$1,310,398	$1,363,976	$1,366,025	$1,099,752
Standby letters of credit	$22,395	$13,131	$14,318	$15,452	$14,760
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from those risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2023 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended June 30, 2024:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2024	3,860	(2)(3)	$28.34	(2)(3)	—	$16,616,711
May 1 – 31, 2024	1,220	(2)	$29.89	(2)	—	$16,616,711
June 1 – 30, 2024	—		$—		—	$16,616,711
Total	5,080		$28.71		—	$16,616,711
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the second quarter of 2024.
(2)Information reported includes 1,685 common shares and 1,220 common shares purchased in open market transactions during April 2024 and May 2024, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 2,175 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during April 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c) The following details the activity in respect of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended June 30, 2024:

				Trading Arrangement
		Action	Date	Rule 10b5-1*	Total Common Shares to be Sold	Expiration Date
Carol A. Schneeberger	Director	Adopt	May 22, 2024	X	12,000	September 8, 2024
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of March 26, 2021, by and between Peoples Bancorp Inc. and Premier Financial Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. ("Peoples") on Form S-4/A accepted on May 28, 2021 with a filing date of June 1, 2021 (Registration No. 333-256040)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2024 (Unaudited) and at December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the three months and the six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and the six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and the six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months and the six months ended June 30, 2024 and 2023; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	August 1, 2024	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	August 1, 2024	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer