Form 10-Q
period 2024-09-30
PEOPLES BANCORP INC
filed 2024-10-31
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,538,229 common shares, without par value, at October 31, 2024.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$139,244	$111,680
Interest-bearing deposits in other banks	144,463	315,042
Total cash and cash equivalents	283,707	426,722
Available-for-sale investment securities, at fair value (amortized cost of $1,189,792 at September 30, 2024 and $1,184,288 at December 31, 2023) (a)	1,080,667	1,048,322
Held-to-maturity investment securities, at amortized cost (fair value of $636,529 at September 30, 2024 and $612,022 at December 31, 2023) (a)	693,637	683,657
Other investment securities	55,691	63,421
Total investment securities (a)	1,829,995	1,795,400
Loans and leases, net of deferred fees and costs (b)	6,271,839	6,159,196
Allowance for credit losses	(66,639)	(62,011)
Net loans and leases (c)	6,205,200	6,097,185
Loans held for sale	3,246	1,866
Bank premises and equipment, net of accumulated depreciation	105,202	103,856
Bank owned life insurance	143,065	140,554
Goodwill	362,414	362,169
Other intangible assets	41,508	50,003
Other assets	166,134	179,627
Total assets	$9,140,471	$9,157,382
Liabilities
Deposits:
Non-interest-bearing	$1,453,441	$1,567,649
Interest-bearing	6,029,716	5,584,648
Total deposits	7,483,157	7,152,297
Short-term borrowings	175,945	601,121
Long-term borrowings	236,824	216,241
Accrued expenses and other liabilities	119,573	134,189
Total liabilities	$8,015,499	$8,103,848
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2024 or at December 31, 2023	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,772,459 shares issued at September 30, 2024 and 36,736,041 shares issued at December 31, 2023, including at each date shares held in treasury	865,326	865,227
Retained earnings	375,396	327,237
Accumulated other comprehensive loss, net of deferred income taxes	(82,496)	(101,590)
Treasury stock, at cost, 1,323,075 shares at September 30, 2024 and 1,511,348 shares at December 31, 2023	(33,254)	(37,340)
Total stockholders’ equity	$1,124,972	$1,053,534
Total liabilities and stockholders’ equity	$9,140,471	$9,157,382
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $236, respectively, at September 30, 2024, and $0 and $238, respectively, at December 31, 2023.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Interest and fees on loans and leases	$116,547	109,024	$339,729	$272,634
Interest and dividends on taxable investment securities	15,132	12,635	43,892	36,409
Interest on tax-exempt investment securities	988	1,133	2,985	3,254
Other interest income	953	801	5,377	1,862
Total interest income	133,620	123,593	391,983	314,159
Interest expense:
Interest on deposits	37,250	22,482	106,213	42,546
Interest on short-term borrowings	4,050	5,169	13,212	14,940
Interest on long-term borrowings	3,408	2,668	10,393	5,668
Total interest expense	44,708	30,319	129,818	63,154
Net interest income	88,912	93,274	262,165	251,005
Provision for credit losses	6,735	4,053	18,520	13,889
Net interest income after provision for credit losses	82,177	89,221	243,645	237,116
Non-interest income:
Electronic banking income	6,359	6,466	18,875	18,375
Trust and investment income	4,882	4,288	14,480	12,786
Deposit account service charges	4,520	4,516	13,082	12,192
Insurance income	4,271	4,250	14,878	13,679
Lease income	1,827	(66)	4,179	2,730
Bank owned life insurance income	460	1,375	2,997	2,924
Mortgage banking income	1,051	237	1,615	740
Net loss on investment securities	(74)	(7)	(428)	(2,108)
Net loss on asset disposals and other transactions	(795)	(307)	(1,564)	(2,218)
Other non-interest income	2,293	2,452	6,163	4,179
Total non-interest income	24,794	23,204	74,277	63,279
Non-interest expense:
Salaries and employee benefit costs	37,085	36,608	112,542	106,661
Data processing and software expense	6,111	6,288	18,623	15,578
Net occupancy and equipment expense	5,905	5,501	18,330	15,836
Professional fees	2,896	3,456	8,798	13,775
Amortization of other intangible assets	2,786	3,280	8,361	7,951
Electronic banking expense	1,844	1,836	5,566	5,159
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,241	1,260	3,678	3,525
Other loan expenses	1,178	856	3,290	2,133
Franchise tax expense	917	772	2,558	2,678
Communication expense	814	752	2,349	2,089
Marketing expense	971	1,267	2,708	3,554
Other non-interest expense	4,342	9,820	16,510	19,859
Total non-interest expense	66,090	71,696	203,313	198,798
Income before income taxes	40,881	40,729	114,609	101,597
Income tax expense	9,197	8,847	24,334	22,059
Net income	$31,684	$31,882	$90,275	$79,538
Earnings per common share - basic	$0.90	$0.91	$2.57	$2.49
Earnings per common share - diluted	$0.89	$0.90	$2.55	$2.47
Weighted-average number of common shares outstanding - basic	34,793,704	34,818,346	34,766,281	31,771,061
Weighted-average number of common shares outstanding - diluted	35,199,383	35,061,897	35,106,712	31,977,486
Cash dividends declared	$14,174	$13,793	$42,116	$37,940
Cash dividends declared per common share	$0.40	$0.39	$1.19	$1.16

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income	$31,684	$31,882	$90,275	$79,538
Other comprehensive (loss) income:
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	37,723	(34,330)	26,414	(26,002)
Related tax (expense) benefit	(8,779)	7,671	(6,203)	6,178
Reclassification adjustment for net loss included in net income	74	7	428	2,108
Related tax (expense) benefit	(18)	3	(100)	(492)
Net effect on other comprehensive income (loss)	29,000	(26,649)	20,539	(18,208)
Defined benefit plan:
Net (loss) gain arising during the period	—	(244)	—	(244)
Related tax benefit	—	57	—	57
Amortization of unrecognized loss and service cost on benefit plans	—	—	—	9
Related tax benefit (expense)	—	—	—	(2)
Reclassification from accumulated other comprehensive income ("AOCI")	—	2,424	—	2,424
Related tax benefit (expense)	—	(566)	—	(566)
Net effect on other comprehensive income	—	1,671	—	1,678
Cash flow hedges:
Net (loss) gain arising during the period	(1,698)	118	(1,885)	(165)
Related tax benefit (expense)	395	(16)	440	35
Net effect on other comprehensive (loss) income	(1,303)	102	(1,445)	(130)
Total other comprehensive income (loss), net of tax	27,697	(24,876)	19,094	(16,660)
Total comprehensive income	$59,381	$7,006	$109,369	$62,878

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833
Net income	—	31,684	—	—	31,684
Other comprehensive loss, net of tax	—	—	27,697	—	27,697
Cash dividends declared	—	(14,174)		—	(14,174)
Reissuance of treasury stock for common share awards	(235)	—	—	235	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(170)	(170)
Common shares issued under dividend reinvestment plan	291	—	—	—	291
Common shares issued under compensation plan for Boards of Directors	19	—	—	96	115
Common shares issued under employee stock purchase plan	82	—	—	420	502
Stock-based compensation	1,194	—	—	—	1,194
Balance, September 30, 2024	$865,326	$375,396	$(82,496)	$(33,254)	$1,124,972

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	90,275	—	—	90,275
Other comprehensive loss, net of tax	—	—	19,094	—	19,094
Cash dividends declared	—	(42,116)	—	—	(42,116)
Reissuance of treasury stock for common share awards	(6,833)	—	—	6,833	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,221)	(1,221)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	1,165	—	—	—	1,165
Common shares issued under compensation plan for Boards of Directors	61	—	—	315	376
Common shares issued under employee stock purchase plan	176	—	—	817	993
Stock-based compensation	5,530	—	—	—	5,530
Balance, September 30, 2024	$865,326	$375,396	$(82,496)	$(33,254)	$1,124,972

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2023	$862,960	$289,445	$(118,920)	$(34,578)	$998,907
Net income	—	31,882	—	—	31,882
Other comprehensive loss, excluding pension termination settlement, net of tax	—	—	(26,734)	—	(26,734)
Pension termination settlement, net of tax	—	—	1,858	—	1,858
Cash dividends declared	—	(13,793)	—	—	(13,793)
Reissuance of treasury stock for common share awards	(314)	—	—	314	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(391)	(391)
Common shares issued under dividend reinvestment plan	284	—	—	—	284
Common shares issued under compensation plan for Boards of Directors	6	—	—	133	139
Common shares issued under employee stock purchase plan	—	—	—	(7)	(7)
Stock-based compensation	1,074	—	—	—	1,074
Balance, September 30, 2023	$864,010	$307,534	$(143,796)	$(34,529)	$993,219

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	79,538	—	—	79,538
Other comprehensive income, excluding pension settlement, net of tax	—	—	(18,518)	—	(18,518)
Pension settlement, net of tax	—	—	1,858	—	1,858
Cash dividends declared	—	(37,940)	—	—	(37,940)
Reissuance of treasury stock for common share awards	(5,724)	—	—	5,724	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,445)	(1,445)
Common shares issued under dividend reinvestment plan	1,036	—	—	—	1,036
Common shares issued under compensation plan for Boards of Directors	25	—	—	385	410
Common shares issued under employee stock purchase plan	61	—	—	614	675
Stock-based compensation	4,233	—	—	—	4,233
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, September 30, 2023	$864,010	$307,534	$(143,796)	$(34,529)	$993,219

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2024	2023
Net cash provided by operating activities	$103,230	$113,085
Investing activities:
Available-for-sale investment securities:
Purchases	(203,702)	(33,380)
Proceeds from sales	—	166,919
Proceeds from principal payments, calls and prepayments	196,067	115,963
Held-to-maturity investment securities:
Purchases	(110,406)	(187,487)
Proceeds from principal payments	100,528	72,396
Other investment securities:
Purchases	(18,824)	(24,768)
Proceeds from sales	27,071	15,681
Net increase in loans held for investment	(108,058)	(285,202)
Net expenditures for premises and equipment	(6,625)	(10,620)
Proceeds from sales of other real estate owned	10	129
Business acquisitions, net of cash received	(245)	92,952
Proceeds from bank owned life insurance contracts	486	—
Investment in limited partnership and tax credit funds	(2,919)	(1,699)
Net cash used in investing activities	(126,617)	(79,116)
Financing activities:
Net decrease in non-interest-bearing deposits	(114,208)	(283,034)
Net increase in interest-bearing deposits	445,012	369,629
Net (decrease) increase in short-term borrowings	(425,176)	25,299
Proceeds from long-term borrowings	45,872	70,085
Payments on long-term borrowings	(26,217)	(32,515)
Cash dividends paid	(41,820)	(37,899)
Purchase of treasury stock under share repurchase program	(3,000)	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,221)	(1,445)
Proceeds from issuance of common shares	1,130	998
Net cash (used in) provided by financing activities	(119,628)	111,118
Net (decrease) increase in cash and cash equivalents	(143,015)	145,087
Cash and cash equivalents at beginning of period	426,722	154,022
Cash and cash equivalents at end of period	$283,707	$299,109

Supplemental cash flow information:
Interest paid	$125,979	$57,033
Income taxes paid	20,383	29,636
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	235	31
Noncash recognition of new leases	1,130	4,428
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2023 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after September 30, 2024 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2023, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2023 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2024		December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$27,961	$—	$30,296	$—
U.S. government sponsored agencies	—	174,708	—	118,607
States and political subdivisions	—	206,779	—	213,296
Residential mortgage-backed securities	—	607,726	—	628,924
Commercial mortgage-backed securities	—	57,437	—	51,234
Bank-issued trust preferred securities	—	6,056	—	5,965
Total available-for-sale securities	$27,961	$1,052,706	$30,296	$1,018,026
Equity investment securities (a)	187	241	191	237
Derivative assets (b)	—	13,685	—	22,304
Liabilities:
Derivative liabilities (c)	$—	$12,354	$—	$19,122
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2024 and December 31, 2023.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2024		December 31, 2023
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$10,948	$—	$501
Loans held for sale (a)	1,928	—	1,663	—
Other real estate owned	—	—	—	7,118
(a) Loans held for sale are presented gross of a valuation allowance of $74 and $163 at September 30, 2024 and at December 31, 2023, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$283,707	$283,707	$426,722	$426,722
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	196,642	191,610	188,475	180,825
States and political subdivisions (a)	2	141,918	115,674	144,496	114,288
Residential mortgage-backed securities	2	256,329	243,499	248,559	231,620
Commercial mortgage-backed securities	2	98,984	85,746	102,365	85,289
Total held-to-maturity securities		693,873	636,529	683,895	612,022
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	20,245	20,245	29,949	29,949
Federal Reserve Bank ("FRB") stock	N/A	27,114	27,114	26,896	26,896
Total other investment securities at cost		47,359	47,359	56,845	56,845
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	4,729	4,729	3,162	3,162
Other investment securities (c)	2	3,175	3,175	2,985	2,985
Total other investment securities		55,263	55,263	62,992	62,992
Loans and leases, net of deferred fees and costs (d)	3	6,271,839	6,229,349	6,159,196	6,064,999
Bank owned life insurance	2	143,065	143,065	140,554	140,554
Liabilities:
Deposits	2	$7,483,157	$6,811,258	$7,152,297	$6,319,885
Short-term borrowings	2	175,945	187,869	601,121	619,999
Long-term borrowings	2	236,824	252,873	216,241	222,743
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $236 and $238 at September 30, 2024 and December 31, 2023, respectively.
(b) Investments in the nonqualified deferred compensation plan consist of mutual funds.
(c)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2024 and at December 31, 2023, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $66.6 million and $62.0 million at September 30, 2024 and at December 31, 2023, respectively.

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
Other Investment Securities: Other investment securities at cost are not recorded at fair value as they are not marketable securities. Other investment securities at fair value are valued using quoted prices in an active market (Level 1) or quoted prices in less active markets (Level 2). FHLB and FRB stock are both recorded at cost.
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Obligations of:
U.S. Treasury and government agencies	$28,202	$361	$(602)	$27,961
U.S. government sponsored agencies	181,198	1,632	(8,122)	174,708
States and political subdivisions	229,119	353	(22,693)	206,779
Residential mortgage-backed securities	679,575	2,319	(74,168)	607,726
Commercial mortgage-backed securities	65,198	16	(7,777)	57,437
Bank-issued trust preferred securities	6,500	3	(447)	6,056
Total available-for-sale securities	$1,189,792	$4,684	$(113,809)	$1,080,667
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$30,999	$292	$(995)	$30,296
U.S. government sponsored agencies	128,500	639	(10,532)	118,607
States and political subdivisions	239,906	485	(27,095)	213,296
Residential mortgage-backed securities	717,772	1,819	(90,667)	628,924
Commercial mortgage-backed securities	60,611	5	(9,382)	51,234
Bank-issued trust preferred securities	6,500	—	(535)	5,965
Total available-for-sale securities	$1,184,288	$3,240	$(139,206)	$1,048,322

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Gross gains realized	$347	$1,101	$347	$1,191
Gross losses realized	421	1,108	775	3,299
Net (loss) gain realized	$(74)	$(7)	$(428)	$(2,108)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2024
Obligations of:
U.S. Treasury and government agencies	$1,456	$7	6	$13,408	$595	11	$14,864	$602
U.S. government sponsored agencies	32,550	376	12	72,534	7,746	13	105,084	8,122
States and political subdivisions	9,831	125	30	167,599	22,568	134	177,430	22,693
Residential mortgage-backed securities	4,941	108	3	517,339	74,060	256	522,280	74,168
Commercial mortgage-backed securities	—	—	—	49,447	7,777	25	49,447	7,777
Bank-issued trust preferred securities	1,991	9	1	3,562	438	2	5,553	447
Total	$50,769	$625	52	$823,889	$113,184	441	$874,658	$113,809
December 31, 2023
Obligations of:
U.S. Treasury and government agencies	$8,568	$83	22	$11,631	$912	5	$20,199	$995
U.S. government sponsored agencies	14,439	35	4	74,211	10,497	15	88,650	10,532
States and political subdivisions	18,268	136	32	167,346	26,959	138	185,614	27,095
Residential mortgage-backed securities	58,671	1,150	66	529,895	89,517	238	588,566	90,667
Commercial mortgage-backed securities	6,000	112	7	44,656	9,270	21	50,656	9,382
Bank-issued trust preferred securities	1,984	16	1	3,981	519	3	5,965	535
Total	$107,930	$1,532	132	$831,720	$137,674	420	$939,650	$139,206
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At September 30, 2024, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2024, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2024 and December 31, 2023 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at September 30, 2024 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2024. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1,291	$14,282	$6,931	$5,698	$28,202
U.S. government sponsored agencies	—	67,074	26,709	87,415	181,198
States and political subdivisions	5,463	44,854	68,790	110,012	229,119
Residential mortgage-backed securities	26	5,458	51,746	622,345	679,575
Commercial mortgage-backed securities	—	12,016	26,667	26,515	65,198
Bank-issued trust preferred securities	2,000	1,500	3,000	—	6,500
Total available-for-sale securities	$8,780	$145,184	$183,843	$851,985	$1,189,792
Fair value
Obligations of:
U.S. Treasury and government agencies	$1,284	$13,699	$7,154	$5,824	$27,961
U.S. government sponsored agencies	—	63,296	24,609	86,803	174,708
States and political subdivisions	5,447	42,803	60,401	98,128	206,779
Residential mortgage-backed securities	26	5,338	48,393	553,969	607,726
Commercial mortgage-backed securities	—	11,231	23,379	22,827	57,437
Bank-issued trust preferred securities	1,991	1,455	2,610	—	6,056
Total available-for-sale securities	$8,748	$137,822	$166,546	$767,551	$1,080,667
Total weighted-average yield	3.13%	2.66%	2.45%	3.05%	2.91%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2024
Obligations of:
U.S. government sponsored agencies	$196,642	$—	$1,234	$(6,266)	$191,610
States and political subdivisions	141,918	(236)	158	(26,166)	115,674
Residential mortgage-backed securities	256,329	—	2,558	(15,388)	243,499
Commercial mortgage-backed securities	98,984	—	148	(13,386)	85,746
Total held-to-maturity investment securities	$693,873	$(236)	$4,098	$(61,206)	$636,529
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$188,475	$—	$489	$(8,139)	$180,825
States and political subdivisions	144,496	(238)	134	(30,104)	114,288
Residential mortgage-backed securities	248,559	—	1,643	(18,582)	231,620
Commercial mortgage-backed securities	102,365	—	—	(17,076)	85,289
Total held-to-maturity investment securities	$683,895	$(238)	$2,266	$(73,901)	$612,022
There were no sales of held-to-maturity investment securities during the periods ended September 30, 2024 or December 31, 2023.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. Peoples has determined that the loss given default for U.S. government sponsored agencies investment securities is zero, due to the fact that it is unlikely the ultimate guarantor (the U.S. government) would not perform on its implicit guarantee in the event of default. The remaining securities are included in the calculation of the allowance for credit losses for held-to-maturity investment securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both September 30, 2024, and December 31, 2023.

The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2024
Obligations of:
U.S. government sponsored agencies	$—	$—	—	46,022	6,266	13	$46,022	$6,266
States and political subdivisions	—	—	—	112,398	26,166	66	112,398	26,166
Residential mortgage-backed securities	11,264	96	1	139,351	15,292	43	150,615	15,388
Commercial mortgage-backed securities	3,171	946	3	73,565	12,440	29	76,736	13,386
Total	$14,435	$1,042	4	$371,336	$60,164	151	$385,771	$61,206
December 31, 2023
Obligations of:
U.S. government sponsored agencies	$64,487	$356	14	$86,071	$7,783	18	$150,558	$8,139
States and political subdivisions	—	—	—	111,040	30,104	67	111,040	30,104
Residential mortgage-backed securities	44,379	1,105	14	117,654	17,477	34	162,033	18,582
Commercial mortgage-backed securities	13,919	1,845	6	71,370	15,231	31	85,289	17,076
Total	$122,785	$3,306	34	$386,135	$70,595	150	$508,920	$73,901
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at September 30, 2024. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% at September 30, 2024. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$8,000	$10,625	$44,182	$133,835	$196,642
States and political subdivisions	—	8,323	15,960	117,635	141,918
Residential mortgage-backed securities	—	273	4,027	252,029	256,329
Commercial mortgage-backed securities	—	12,975	34,189	51,820	98,984
Total held-to-maturity investment securities	$8,000	$32,196	$98,358	$555,319	$693,873
Fair value
Obligations of:
U.S. government sponsored agencies	$7,989	$10,347	$44,226	$129,048	$191,610
States and political subdivisions	—	8,144	13,782	93,748	115,674
Residential mortgage-backed securities	—	270	3,627	239,602	243,499
Commercial mortgage-backed securities	—	12,101	30,385	43,260	85,746
Total held-to-maturity investment securities	$7,989	$30,862	$92,020	$505,658	$636,529
Total weighted-average yield	3.98%	2.94%	3.74%	3.72%	3.69%

Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	September 30, 2024	December 31, 2023
FHLB stock	$20,245	$29,949
FRB stock	27,114	26,896
Nonqualified deferred compensation	4,729	3,162
Equity investment securities	2,734	2,545
Other investment securities	869	869
Total other investment securities	$55,691	$63,421
During the nine months ended September 30, 2024, Peoples redeemed $26.9 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $17.2 million of additional FHLB stock during the nine months ended September 30, 2024, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended September 30, 2024 and 2023, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in an unrealized gain of $12,000 and an unrealized loss of $58,000, respectively. For the nine months ended September 30, 2024 and 2023, Peoples recognized an unrealized gain of $81,000 and an unrealized loss of $175,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income".
At September 30, 2024, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at September 30, 2024.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2024	December 31, 2023

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$542,071	$713,033
Held-to-maturity	553,726	559,142
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	119,453	85,899
Held-to-maturity	63,768	39,607
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $10.2 million at September 30, 2024 and $9.5 million at December 31, 2023.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Construction	$320,094	$364,019
Commercial real estate, other	2,180,491	2,196,957
Commercial and industrial	1,250,152	1,184,986
Premium finance	286,983	203,177
Leases	433,009	414,060
Residential real estate	777,542	791,095
Home equity lines of credit	233,109	208,675
Consumer, indirect	677,056	666,472
Consumer, direct	112,198	128,769
Deposit account overdrafts	1,205	986
Total loans, at amortized cost	$6,271,839	$6,159,196
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $22.9 million at September 30, 2024 and $24.5 million at December 31, 2023.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	4,416	3,838	2,816	78
Commercial and industrial	7,008	413	2,758	316
Premium finance	—	7,771	—	1,355
Leases	12,428	12,675	8,436	3,826
Residential real estate	6,658	2,442	7,921	877
Home equity lines of credit	1,461	292	1,022	171
Consumer, indirect	2,726	46	2,412	68
Consumer, direct	110	101	112	25
Total loans, at amortized cost	$34,807	$27,578	$25,477	$6,716
(a) There were $3.8 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2024 and $1.2 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2023.
During the first nine months of 2024, nonaccrual loans increased compared to at December 31, 2023, which was primarily due to twelve large leases totaling $3.6 million and four commercial real estate loans of approximately $1.1 million that went on nonaccrual status during 2024. The increase in accruing loans 90+ days past due at September 30, 2024, when compared to at December 31, 2023, was primarily due to an increase in leases that were 90+ days past due and accruing of $8.8 million, which was administrative in nature, an increase in premium finance loans loans of approximately $6.4 million, and an increase in commercial real estate loans of approximately $3.8 million. The increase in past due premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the majority of the receivable from the insurer.
The amount of interest income recognized on accruing loans 90+ days past due during the nine months ended September 30, 2024 was $1.3 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2024
Construction	$—	$—	$—	$—	$320,094	$320,094
Commercial real estate, other	1,349	2,437	7,073	10,859	2,169,632	2,180,491
Commercial and industrial	3,818	674	5,159	9,651	1,240,501	1,250,152
Premium finance	2,267	1,192	7,771	11,230	275,753	286,983
Leases	3,417	10,788	24,894	39,099	393,910	433,009
Residential real estate	3,144	3,100	4,915	11,159	766,383	777,542
Home equity lines of credit	1,324	276	1,094	2,694	230,415	233,109
Consumer, indirect	7,405	1,542	1,436	10,383	666,673	677,056
Consumer, direct	619	76	168	863	111,335	112,198
Deposit account overdrafts	—	—	—	—	1,205	1,205
Total loans, at amortized cost	$23,343	$20,085	$52,510	$95,938	$6,175,901	$6,271,839
December 31, 2023
Construction	$13	$52	$—	$65	$363,954	$364,019
Commercial real estate, other	2,728	4,556	1,572	8,856	2,188,101	2,196,957
Commercial and industrial	1,717	1,491	3,052	6,260	1,178,726	1,184,986
Premium finance	1,288	867	1,355	3,510	199,667	203,177
Leases	12,743	4,932	12,014	29,689	384,371	414,060
Residential real estate	14,021	2,733	4,481	21,235	769,860	791,095
Home equity lines of credit	1,561	691	683	2,935	205,740	208,675
Consumer, indirect	7,488	1,550	1,230	10,268	656,204	666,472
Consumer, direct	536	282	43	861	127,908	128,769
Deposit account overdrafts	—	—	—	—	986	986
Total loans, at amortized cost	$42,095	$17,154	$24,430	$83,679	$6,075,517	$6,159,196
Delinquency trends decreased slightly, as 98.5% of Peoples' loan portfolio was considered “current” at September 30, 2024, compared to 98.6% at December 31, 2023.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Loans pledged to FHLB	$1,223,345	$1,206,134
Loans pledged to FRB	458,896	419,245
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2024:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Construction
Pass	$30,953	$137,659	$96,715	$34,864	$3,179	$13,887	$—	$—	$317,257
Special mention	—	—	—	—	—	117	—	—	117
Substandard	—	1,172	1,548	—	—	—	—	—	2,720
Total	30,953	138,831	98,263	34,864	3,179	14,004	—	—	320,094
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	81,458	213,204	343,926	372,653	207,222	819,922	40,812	—	2,079,197
Special mention	273	4,197	13,939	1,649	1,312	8,059	291	32	29,720
Substandard	147	2,024	2,720	18,487	9,326	38,233	627	—	71,564
Doubtful	—	—	—	—	—	10	—	—	10
Total	81,878	219,425	360,585	392,789	217,860	866,224	41,730	32	2,180,491
Current period gross charge-offs	—	—	212	—	—	—			212
Commercial and industrial
Pass	152,272	209,996	139,519	151,660	70,178	183,600	245,498	4,865	1,152,723
Special mention	51	3,591	10,820	5,095	11,569	16,937	19,815	5,500	67,878
Substandard	210	250	4,567	12,962	4,570	1,800	3,061	—	27,420
Doubtful	—	—	1,968	—	—	163	—	—	2,131
Total	152,533	213,837	156,874	169,717	86,317	202,500	268,374	10,365	1,250,152

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Current period gross charge-offs	—	—	—	15	78	457			550
Premium Finance
Pass	275,918	10,906	159	—	—	—	—	—	286,983
Total	275,918	10,906	159	—	—	—	—	—	286,983
Current period gross charge-offs	3	110	33	—	—	—			146
Leases
Pass	157,377	141,799	74,242	30,513	6,061	2,426	—	—	412,418
Special mention	2,660	1,371	2,555	57	17	3	—	—	6,663
Substandard	479	4,516	2,580	1,569	384	380	—	—	9,908
Doubtful	686	1,824	722	596	—	—	—	—	3,828
Loss	—	—	—	192	—	—	—	—	192
Total	161,202	149,510	80,099	32,927	6,462	2,809	—	—	433,009
Current period gross charge-offs	473	2,560	3,530	731	68	38			7,400
Residential real estate
Pass	59,312	68,606	86,717	131,488	53,439	367,695	—	—	767,257
Substandard	162	613	264	756	172	8,212	—	—	10,179
Loss	10	28	—	—	—	68	—	—	106
Total	59,484	69,247	86,981	132,244	53,611	375,975	—	—	777,542
Current period gross charge-offs	—	—	46	5	—	93			144
Home equity lines of credit
Pass	44,119	39,248	38,761	31,113	17,335	60,983	25	1,463	231,584
Substandard	—	19	168	46	34	1,250	—	—	1,517
Loss	—	—	—	—	—	8	—	—	8
Total	44,119	39,267	38,929	31,159	17,369	62,241	25	1,463	233,109
Current period gross charge-offs	—	—	—	—	—	11			11
Consumer, indirect
Pass	193,608	193,746	165,610	65,132	36,265	19,405	—	—	673,766
Substandard	173	755	861	797	327	317	—	—	3,230
Loss	9	10	15	14	—	12	—	—	60
Total	193,790	194,511	166,486	65,943	36,592	19,734	—	—	677,056
Current period gross charge-offs	211	1,730	1,426	598	130	753			4,848
Consumer, direct
Pass	37,653	28,873	24,753	11,161	5,007	4,507	—	—	111,954

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total Loans
Substandard	—	55	50	21	6	99	—	—	231
Loss	10	3	—	—	—	—	—	—	13
Total	37,663	28,931	24,803	11,182	5,013	4,606	—	—	112,198
Current period gross charge-offs	2	96	197	43	11	180			529
Deposit account overdrafts	1,205	—	—	—	—	—	—	—	1,205
Current period gross charge-offs	1,232	—	—	—	—	—			1,232
Total loans, at amortized cost	1,038,745	1,064,465	1,013,179	870,825	426,403	1,548,093	310,129	11,860	6,271,839
Total current period gross charge-offs	$1,921	$4,496	$5,444	$1,392	$287	$1,532			$15,072
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2023:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$80,273	$141,245	$85,913	$27,169	$9,995	$12,723	$—	$—	$357,318
Special mention	—	3,757	—	—	—	123	—	—	3,880
Substandard	1,200	1,590	—	—	—	31	—	—	2,821
Total	81,473	146,592	85,913	27,169	9,995	12,877	—	—	364,019
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	199,565	327,762	366,752	227,604	262,099	650,265	37,177	189	2,071,224
Special mention	999	12,975	4,850	10,324	7,074	22,186	408	41	58,816
Substandard	287	2,421	5,878	8,679	1,972	47,213	457	—	66,907
Doubtful	—	—	—	—	—	10	—	—	10
Total	200,851	343,158	377,480	246,607	271,145	719,674	38,042	230	2,196,957
Current period gross charge-offs	—	—	—	39	—	575			614
Commercial and industrial
Pass	225,894	180,068	212,938	86,934	55,434	132,675	213,714	38	1,107,657
Special mention	540	12,051	533	9,723	4,722	6,336	16,236	8,614	50,141
Substandard	78	6,441	5,104	5,617	1,602	6,278	1,889	779	27,009
Doubtful	—	—	—	—	—	179	—	—	179
Total	226,512	198,560	218,575	102,274	61,758	145,468	231,839	9,431	1,184,986
Current period gross charge-offs	—	36	202	25	173	415			851
Premium finance
Pass	201,659	1,517	1	—	—	—	—	—	203,177
Total	201,659	1,517	1	—	—	—	—	—	203,177
Current period gross charge-offs	25	97	—	—	—	—			122

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Leases
Pass	216,559	114,327	51,307	14,061	4,883	1,501	—	—	402,638
Special mention	363	1,529	476	81	1	5	—	—	2,455
Substandard	1,937	3,006	2,944	448	321	311	—	—	8,967
Total	218,859	118,862	54,727	14,590	5,205	1,817	—	—	414,060
Current period gross charge-offs	963	1,328	1,173	233	165	135			3,997
Residential real estate
Pass	75,957	91,506	140,157	58,144	45,507	369,552	—	—	780,823
Substandard	43	243	585	182	529	8,604	—	—	10,186
Loss	—	—	—	—	—	86	—	—	86
Total	76,000	91,749	140,742	58,326	46,036	378,242	—	—	791,095
Current period gross charge-offs	—	—	—	—	—	170			170
Home equity lines of credit
Pass	39,706	42,565	33,406	19,838	14,297	57,482	27	1,346	207,321
Substandard	19	—	61	34	123	1,109	—	—	1,346
Loss	—	—	—	—	—	8	—	—	8
Total	39,725	42,565	33,467	19,872	14,420	58,599	27	1,346	208,675
Current period gross charge-offs	—	—	—	—	—	110			110
Consumer, indirect
Pass	247,829	225,225	96,698	59,044	18,644	15,977	—	—	663,417
Substandard	333	934	789	558	190	206	—	—	3,010
Loss	7	34	2	—	2	—	—	—	45
Total	248,169	226,193	97,489	59,602	18,836	16,183	—	—	666,472
Current period gross charge-offs	609	2,091	865	255	63	147			4,030
Consumer, direct
Pass	58,445	37,050	17,434	8,282	3,185	4,081	—	—	128,477
Substandard	55	79	47	28	30	27	—	—	266
Loss	—	—	—	—	—	26	—	—	26
Total	58,500	37,129	17,481	8,310	3,215	4,134	—	—	128,769
Current period gross charge-offs	36	154	77	100	14	35			416
Deposit account overdrafts	986	—	—	—	—	—	—	—	986
Current period gross charge-offs	1,161								1,161
Total loans, at amortized cost	1,352,734	1,206,325	1,025,875	536,750	430,610	1,336,994	269,908	11,007	6,159,196
Current period gross charge-offs	$2,794	$3,706	$2,326	$652	$415	$1,587			$11,480

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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial real estate, other	$1,923	$—
Premium finance	4,034	—
Leases	3,805	—
Commercial and industrial	1,186	—
Residential real estate	—	501
Total collateral dependent loans	$10,948	$501
The increase in collateral dependent loans at September 30, 2024, compared to December 31, 2023, was primarily due to the addition of fourteen leases associated with five customer relationships and seven premium finance loans during the three months ended September 30, 2024.
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
The following tables display the amortized cost of loans that were restructured during the three and nine months ended September 30, 2024 and September 30, 2023, presented by loan classification.

	Payment Delay (Only)
(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Three Months Ended September 30, 2024
Commercial real estate	$—	$561	$561	0.03%
Commercial and industrial	—	9,057	9,057	0.72%
Leasing	14	637	651	0.15%
Residential real estate	—	17	17	—%
Consumer, indirect	14	1	15	—%
Total	$28	$10,273	$10,301	0.16%

During the Three Months Ended September 30, 2023
Commercial real estate	—	901	901	0.04%
Commercial and industrial	—	2,352	2,352	0.21%
Residential real estate	—	25	25	—%
Home equity lines of credit	—	52	52	0.03%
Total	$—	$3,330	$3,330	0.05%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(c) Each with --% not meaningful

	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Nine Months Ended September 30, 2024
Commercial real estate	$—	$—	$1,122	$—	$1,122	0.05%
Commercial and industrial	—	—	19,148	—	19,148	1.53%
Leasing	—	214	637	—	851	0.20%
Residential real estate	—	—	90	—	90	0.01%
Home equity lines of credit	—	—	64	—	64	0.03%
Consumer, indirect	—	14	8	—	22	—%
Total	$—	$228	$21,069	$—	$21,297	0.34%

During the Nine Months Ended September 30, 2023
Construction	$—	$1,598	$—	$—	$1,598	0.43%
Commercial real estate	189	—	1,089	—	1,278	0.06%
Commercial and industrial	—	—	5,130	293	5,423	0.48%
Residential real estate	—	—	243	—	243	0.03%
Home equity lines of credit	—	—	203	—	203	0.10%
Total	$189	$1,598	$6,665	$293	$8,745	0.14%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(c) Each with --% not meaningful

The following tables summarize the financial impacts of loan modifications and payment deferrals made to loans during both the three and nine months ended September 30, 2024 and September 30, 2023, presented by loan classification.

	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
During the Three Months Ended September 30, 2024
Commercial real estate	6	$—
Commercial and industrial	7	—
Leasing	12	—
Residential real estate	1	—
Consumer, indirect	13	—

During the Three Months Ended September 30, 2023
Commercial real estate	4	—
Commercial and industrial	4	—
Residential real estate	240	—
Home equity lines of credit	217	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.

	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
During the Nine Months Ended September 30, 2024
Commercial real estate	6	$—
Commercial and industrial	7	—
Leasing	12	—
Residential real estate	1	—
Home equity lines of credit	120	—
Consumer, indirect	3	—

During the Nine Months Ended September 30, 2023
Commercial real estate	6	—
Commercial and industrial	5	—
Residential real estate	213	8,072
Home equity lines of credit	189	—
Consumer, indirect	2	—
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

Payment Delay as a Result of a Payment Deferral (Only)(a)
For the Three Months Ended September 30, 2024
Leasing	26
Total loans that subsequently defaulted	$26

For the Nine Months Ended September 30, 2024
Commercial real estate	193
Commercial and industrial	28
Leasing	26
Residential real estate	73
Total loans that subsequently defaulted	$320

For the Three Months Ended September 30, 2023(b)
Commercial and industrial	245
Total loans that subsequently defaulted	$245

For the Nine Months Ended September 30, 2023(b)
Commercial and industrial	245
Consumer, indirect	11
Total loans that subsequently defaulted	$256
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
(b) Accounting standard was implemented as of January 1, 2023, thus information above reflects loan modifications made on or after that date.

The following table displays an aging analysis of loans that were modified during the 12 months prior to September 30, 2024, presented by classification and class of financing receivable.

As of September 30, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	—	—	193	193	2,311	2,504
Commercial and industrial	50	—	28	78	11,363	11,441
Leasing	—	—	26	26	174	200
Residential real estate	—	—	34	34	63	97
Home equity lines of credit	—	—	—	—	120	120
Consumer, indirect	—	—	—	—	7	7
Total loans modified(a)	$50	$—	$281	$331	$14,038	$14,369

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
Changes in the allowance for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2024	Initial Allowance for Acquired PCD Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2024
Construction	$673	$—	$181	$—	$—	$854
Commercial real estate, other	19,852	—	(2,713)	—	100	17,239
Commercial and industrial	10,943	—	907	(259)	1	11,592
Premium finance	763	—	(19)	(37)	4	711
Leases	15,218	—	5,449	(3,753)	56	16,970
Residential real estate	5,939	—	61	—	58	6,058
Home equity lines of credit	1,737	—	69	(2)	—	1,804
Consumer, indirect	8,654	—	1,904	(1,820)	186	8,924
Consumer, direct	2,332	—	181	(162)	19	2,370
Deposit account overdrafts	136	—	456	(558)	83	117
Total	$66,247	$—	$6,476	$(6,591)	$507	$66,639
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2023
Construction	$1,496	$—	$(255)	$—	$—	$1,241
Commercial real estate, other	19,731	138	1,569	(278)	97	21,257
Commercial and industrial	11,028	3	(630)	(199)	3	10,205
Premium finance	431	—	66	(33)	12	476
Leases	10,377	—	2,052	(905)	168	11,692
Residential real estate	6,112	6	156	(50)	27	6,251
Home equity lines of credit	1,676	5	(9)	(32)	—	1,640
Consumer, indirect	7,610	—	683	(926)	149	7,516
Consumer, direct	2,642	1	(43)	(92)	11	2,519
Deposit account overdrafts	108	—	289	(319)	49	127
Total	$61,211	$153	$3,878	$(2,834)	$516	$62,924
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2024
Construction	$699	$—	$155	$—	$—	$854
Commercial real estate, other	20,915	—	(3,567)	(212)	103	17,239
Commercial and industrial	10,490	—	1,634	(550)	18	11,592
Premium finance	484	—	357	(146)	16	711
Leases	10,850	—	13,079	(7,400)	441	16,970
Residential real estate	5,937	—	56	(144)	209	6,058
Home equity lines of credit	1,588	—	220	(11)	7	1,804
Consumer, indirect	8,590	—	4,808	(4,848)	374	8,924
Consumer, direct	2,343	—	513	(529)	43	2,370
Deposit account overdrafts	115	—	1,010	(1,232)	224	117
Total	$62,011	$—	$18,265	$(15,072)	$1,435	$66,639
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2022	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2023
Construction	$1,250	$—	$—	$(9)	$—	$1,241
Commercial real estate, other	17,710	418	3,307	(318)	140	21,257
Commercial and industrial	8,229	379	1,354	(211)	454	10,205
Premium finance	344	—	187	(79)	24	476
Leases	8,495	—	4,838	(1,978)	337	11,692
Residential real estate	6,357	260	(341)	(150)	125	6,251
Home equity lines of credit	1,693	18	35	(106)	—	1,640
Consumer, indirect	7,448	—	2,507	(2,796)	357	7,516
Consumer, direct	1,575	86	1,071	(274)	61	2,519
Deposit account overdrafts	61	—	701	(809)	174	127
Total	$53,162	$1,161	$13,659	$(6,730)	$1,672	$62,924
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the third quarter of 2024, Peoples recorded a total provision for credit losses of $6.5 million, which was a result of higher net charge-offs. Net charge-offs for the third quarter of 2024 were $6.1 million, primarily driven by an increase in charge-offs on leases originated by our North Star Leasing division, partially offset by recoveries of other commercial real estate loans.The increase in the allowance for credit losses at September 30, 2024 when compared to at June 30, 2024 and at December 31, 2023 was primarily due to an increase on reserves for individually analyzed loans and leases.
During the third quarter of 2023, Peoples recorded a provision for credit losses of $3.9 million, which was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment, and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL mode, partially offset by the release of reserves on individually analyzed loans. The allowance for credit losses at September 30, 2023 also included an allowance for loans that were not considered purchased credit deteriorated acquired in the Limestone merger.
The provision for credit losses during the first nine months of 2024 was $18.3 million, compared to a provision for credit losses of $13.7 million for the first nine months of 2023. The provision for credit losses during the first nine months of 2024 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves on individually analyzed loans and leases, (iii) economic forecast deterioration and (iv) loan growth. The provision for credit losses during the first nine months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and leases and the use of updated loss drivers.
Peoples had recorded an allowance for unfunded commitments of $2.0 million and $1.8 million as of September 30, 2024 and December 31, 2023, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.

Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2024	December 31, 2023
Goodwill, beginning of period	$362,169	$292,397
Goodwill recorded from acquisitions	245	69,772
Goodwill, end of period	$362,414	$362,169
As of the close of business on April 30, 2023, Peoples completed its acquisition of Limestone Bancorp, Inc. ("Limestone") pursuant to an Agreement and Plan of Merger dated October 24, 2022, at which point Limestone merged with and into Peoples, and immediately thereafter, Limestone Bank, Inc., the subsidiary bank of Limestone, merged with and into Peoples Bank (collectively, the “Limestone Merger”). Peoples recorded $68.8 million of Goodwill related to the Limestone Merger.

Other Intangible Assets
Other intangible assets were comprised of the following at September 30, 2024, and at December 31, 2023:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
September 30, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	—	—	—
Accumulated amortization	(30,078)	(24,454)	—	(54,532)
Total acquisition-related intangibles	$24,108	$13,466	$2,491	$40,065
Servicing rights				1,251
Non-compete agreements				192
Total other intangibles				$41,508
December 31, 2023
Gross intangibles	$26,464	$37,920	$2,491	$66,875
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(25,670)	(20,680)	—	(46,350)
Total acquisition-related intangibles	$28,516	$17,240	$2,491	$48,247
Servicing rights				1,385
Non-compete agreements				371
Total other intangibles				$50,003

The following table details estimated aggregate future amortization of other intangible assets at September 30, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining three months of 2024	$1,466	$1,254	$64	$2,784
2025	4,609	4,038	112	$8,759
2026	3,736	2,954	16	$6,706
2027	3,043	2,112	—	$5,155
2028	2,608	1,392	—	$4,000
Thereafter	8,646	1,716	—	$10,362
Total	$24,108	$13,466	$192	$37,766
The weighted average amortization period of other intangible assets is 8.5 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Retail certificates of deposits ("CDs"):
$100 or more	$1,069,312	$815,300
Less than $100	814,827	628,117
Total Retail CDs	1,884,139	1,443,417
Interest-bearing deposit accounts	1,065,912	1,144,357
Savings accounts	864,935	919,244
Money market deposit accounts	894,690	775,488
Governmental deposit accounts	824,136	726,713
Brokered CDs	495,904	575,429
Total interest-bearing deposits	6,029,716	5,584,648
Non-interest-bearing deposits	$1,453,441	1,567,649
Total deposits	$7,483,157	$7,152,297
Uninsured deposits were $2.0 billion at September 30, 2024 and at December 31, 2023. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $714.1 million and $788.7 million of the uninsured deposit balances at September 30, 2024 and December 31,2023, respectively.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	September 30, 2024	December 31, 2023
3 months or less	$167,259	$58,708
Over 3 to 6 months	158,541	99,928
Over 6 to 12 months	82,378	131,263
Over 12 months	15,910	37,180
Total	$424,088	$327,079

The contractual maturities of CDs for each of the next five years, including the remainder of 2024, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2024	$682,696	$484,406	$1,167,102
Year ending December 31, 2025	1,144,366	10,298	1,154,664
Year ending December 31, 2026	22,456	227	22,683
Year ending December 31, 2027	23,719	973	24,692
Year ending December 31, 2028	6,862	—	6,862
Thereafter	4,040	—	4,040
Total CDs	$1,884,139	$495,904	$2,380,043
At September 30, 2024, Peoples had nine effective interest rate swaps, with an aggregate notional value of $85.0 million, all of which were funded by brokered CDs. Brokered CDs used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2024:

	Common Shares	Treasury Stock
Shares at December 31, 2023	36,736,041	1,511,348
Changes related to stock-based compensation awards:
Release of restricted common shares	—	29,921
Cancellation of restricted common shares	—	25,223
Grant of restricted common shares	—	(296,970)
Grant of unrestricted common shares	—	(1,200)
Purchase of treasury stock	—	12,004
Disbursed out of treasury stock	—	(12,833)
Common shares repurchased under share repurchase program	—	100,905
Common shares issued under dividend reinvestment plan	36,418	—
Common shares issued under compensation plan for Boards of Directors	—	(12,580)
Common shares issued under employee stock purchase plan	—	(32,743)
Shares at September 30, 2024	36,772,459	1,323,075
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of September 30, 2024, Peoples had repurchased an aggregate of 471,307 common shares totaling $13.4 million under the share repurchase program. There were 100,905 common shares totaling $3.0 million repurchased during the first nine months of 2024, none of which were purchases in the third quarter of 2024.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At September 30, 2024, Peoples had no preferred shares issued or outstanding.
On October 21, 2024, Peoples' Board of Directors declared a quarterly cash dividend of $0.40 per common share, payable on November 18, 2024, to shareholders of record on November 4, 2024. The following table details the cash dividends declared per common share during the four quarters of 2024 and the comparable periods of 2023:

	2024	2023
First quarter	$0.39	$0.38
Second quarter	0.40	0.39
Third quarter	0.40	0.39
Fourth quarter	0.40	0.39
Total dividends declared	$1.59	$1.55
Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the nine months ended September 30, 2024:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2023	$(104,222)	$2,632	$(101,590)
Reclassification adjustments to net income:
Realized loss on securities, net of tax	328	—	328
Other comprehensive (loss) income, net of reclassifications and tax	20,211	(1,445)	18,766
Balance, September 30, 2024	$(83,683)	$1,187	$(82,496)
Note 8 Employee Benefit Plans

Peoples sponsored a noncontributory defined benefit pension plan that covered substantially all employees hired before January 1, 2010. The plan provided retirement benefits based on an employee’s years of service and compensation. For employees hired before January 1, 2003, the amount of post-retirement benefit was based on the employee’s average monthly compensation over the highest five consecutive years out of the employee’s last 10 years with Peoples while an eligible employee. For employees hired on or after January 1, 2003, the amount of post-retirement benefit was based on 2% of the employee’s annual compensation during the years 2003 through 2009, plus accrued interest. During the third quarter of 2023, Peoples terminated its pension plan by settling the remaining benefit obligation of $7.7 million. The pension plan had been closed to new entrants since January 1, 2010. Peoples recorded a settlement charge of $2.4 million in the third quarter of 2023 in relation to the termination of the pension plan. Peoples does not anticipate further expenses related to the termination.
Retirement Savings Plan
Peoples also maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $4.5 million during the nine months ended September 30, 2024 and $4.1 million for the nine months ended September 30, 2023.

Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2024	2023	2024	2023
Net income available to common shareholders	$31,684	$31,882	$90,275	$79,538
Less: Dividends paid on unvested common shares	216	143	576	388
Less: Undistributed income allocated to unvested common shares	63	79	183	190
Net earnings allocated to common shareholders	$31,405	$31,660	$89,516	$78,960

Weighted-average common shares outstanding	34,793,704	34,818,346	34,766,281	31,771,061
Effect of potentially dilutive common shares	405,679	243,551	340,431	206,425
Total weighted-average diluted common shares outstanding	35,199,383	35,061,897	35,106,712	31,977,486

Earnings per common share:
Basic	$0.90	$0.91	$2.57	$2.49
Diluted	$0.89	$0.90	$2.55	$2.47
Anti-dilutive common shares excluded from calculation:
Restricted common shares	5,393	3,046	5,393	10,547
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2024, Peoples had entered into 9 interest rate swap contracts with an aggregate notional value of $85.0 million. Peoples will pay a fixed rate of interest for up to four years while receiving a floating rate component of interest equal to term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs, which will continue to be rolled through the life of the interest rate swaps. At both September 30, 2024 and at December 31, 2023, the interest rate swaps were designated as cash flow hedges of $85.0 million and $105.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.

For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs are matched to the reset dates and payment dates on the receipt of the term SOFR rate (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. For the nine months ended September 30, 2024, and 2023, Peoples recorded reclassifications of losses to earnings of $2.4 million and $2.3 million, respectively. During the next 12 months, Peoples estimates that $1.4 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Notional amount	$85,000	$105,000
Weighted average pay rates	2.34%	2.22%
Weighted average receive rates	4.27%	4.63%
Weighted average maturity	1.6 years	2.0 years
Pre-tax changes in fair value included in AOCI	$1,550	$3,434
The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Amount of losses (gains) recorded in AOCI, pre-tax	$1,698	$(118)	$1,885	$165
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$85,000	$1,448	$105,000	$3,314

Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and nine months ended September 30, 2024 and at or for the year ended December 31, 2023.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$398,473	$12,236	$416,106	$18,990
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$398,473	$12,354	$416,106	$19,122
Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2024 and at December 31, 2023, Peoples Bank had no cash pledged, while counterparties had $6.6 million of cash pledged at September 30, 2024 and $12.8 million of cash pledged at December 31, 2023. Peoples Bank had no pledged investment securities at September 30, 2024 or at December 31, 2023, while the counterparties had pledged investment securities in the amounts of $2.0 million at September 30, 2024 and $2.2 million at December 31, 2023.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2024, Peoples granted an aggregate of 283,712 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the nine months ended September 30, 2024:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2024	142,419	$28.78	403,970	$31.21
Awarded	21,258	29.76	283,712	27.92
Released	(19,526)	31.65	(72,550)	31.48
Forfeited	(9,779)	29.65	(23,444)	29.51
Outstanding at September 30, 2024	134,372	$28.46	591,688	$29.67
For the nine months ended September 30, 2024, the intrinsic value for restricted common shares released was $2.6 million compared to $3.0 million for the nine months ended September 30, 2023.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Employee stock-based compensation expense:
Stock grant expense	$1,335	$1,074	$5,638	$4,233
Employee stock purchase plan expense	(24)	33	115	106
Total employee stock-based compensation expense	1,311	1,107	$5,753	$4,339
Non-employee director stock-based compensation expense	115	139	$376	$410
Total stock-based compensation expense	1,426	1,246	$6,129	$4,749
Recognized tax benefit	(332)	(291)	(1,428)	(1,109)
Net stock-based compensation expense	$1,094	$955	$4,701	$3,640
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $7.2 million at September 30, 2024, which will be recognized over a weighted-average period of 2.0 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,271	$4,210	$12,660	$12,077
Performance-based commissions (b)	—	40	2,218	1,602
Trust and investment income:
Fiduciary income (a)	2,838	2,506	8,605	7,710
Brokerage income (a)	2,044	1,782	5,875	5,076
Electronic banking income:
Interchange income (a)	4,981	5,124	14,864	14,341
Promotional and usage income (a)	1,378	1,342	4,011	4,034
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,741	1,577	5,175	4,661
Transaction-based fees (b)	2,779	2,939	7,907	7,531
Commercial loan swap fees (b)	163	475	274	593
Other non-interest income transaction-based fees (b)	243	391	1,336	1,199
Total revenue from contracts with customers	$20,438	$20,386	$62,925	$58,824
Timing of revenue recognition:
Services transferred over time	$17,253	$16,541	$51,190	$47,899
Services transferred at a point in time	3,185	3,845	11,735	10,925
Total revenue from contracts with customers	$20,438	$20,386	$62,925	$58,824
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
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2024:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2024	$753	$5,776
Additional income receivable	132	—
Additional deferred income	—	—
Receipt of income previously receivable	(40)	—
Recognition of income previously deferred	—	(241)
Balance, September 30, 2024	$845	$5,535

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

Peoples recorded $(0.7) million in other non-interest expenses related to the Limestone Merger for both the three and nine months ended September 30, 2024. For the third quarter of 2023, Peoples had $4.4 million of acquisition-related non-interest expense which consisted of $2.1 million in other non-interest expense, $1.3 million in data processing and software expense, $0.6 million in salaries and employee benefit costs, and $0.4 million in professional fees. For the nine months ended September 30, 2023, Peoples had $15.7 million of acquisition-related non-interest expense which consisted of $5.7 million in salaries and employee benefit costs, $5.5 million in professional fees, $3.0 million in other non-interest expense, $1.3 million in data processing and software expense, and $0.2 million in various other non-interest expense line items.

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
Lessor Arrangements
Leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment in the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required principal or interest payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, a lease is typically charged down to the net realizable value, with the remaining balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses.
Peoples originates sales-type leases through its North Star Leasing division, as these leases are typically structured as dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment, or as equipment finance agreements. These leases do not typically contain residual value guarantees; however, if a lease contains a residual value guarantee, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. Peoples also originates leases through its Vantage subsidiary, which are classified as either sales-type, direct financing leases, or operating leases based primarily on whether they include a dollar buy-out or a fair market value buy-out, respectively. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to information technology, restaurant, manufacturing, healthcare, and other equipment. Finance leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Lease income noted in the table below includes (i) gains on the early termination of leases, (ii) fees received for referrals, (iii) gains and losses recognized on the sales of residual assets and (iv) syndication income. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."

The table below details Peoples' lease income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and fees on leases (a)	$11,922	$11,508	$35,970	$31,426
Lease income (loss)	1,827	(66)	4,179	2,730
Other non-interest income (b)	1,242	—	3,079	—
Total lease income	$14,991	$11,442	$43,228	$34,156
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Lease payments receivable, at amortized cost	$484,926	$463,742
Estimated residual values	33,758	33,448
Initial direct costs	7,719	7,114
Deferred revenue	(93,394)	(90,244)
Net investment in leases	433,009	414,060
Allowance for credit losses - leases	(16,970)	(10,850)
Net investment in leases, after allowance for credit losses	$416,039	$403,210
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2024	$49,872
Year ending December 31, 2025	117,662
Year ending December 31, 2026	100,690
Year ending December 31, 2027	94,030
Year ending December 31, 2028	68,937
Thereafter	53,735
Lease payments receivable, at amortized cost	$484,926
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to thirty years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At September 30, 2024, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$723	$474	$2,191	$2,262
Short-term lease expense	290	84	923	174
Variable lease expense	42	—	47	—
Total lease expense	$1,055	$558	$3,161	$2,436
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.
The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	September 30, 2024	December 31, 2023
ROU assets:
Other assets	$10,629	$11,689
Lease liabilities:
Accrued expenses and other liabilities	$11,185	$12,080
Other information:
Weighted-average remaining lease term	9.1 years	9.5 years
Weighted-average discount rate	4.10%	3.34%
Additions for ROU assets obtained during the year	$1,130	$4,428
During both the three months ended September 30, 2024 and 2023, Peoples paid cash of $0.7 million and $0.8 million, respectively, for operating leases. During the nine months ended September 30, 2024 and 2023, Peoples paid cash of $2.2 million and $2.2 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2024	$726
Year ending December 31, 2025	2,315
Year ending December 31, 2026	2,027
Year ending December 31, 2027	1,816
Year ending December 31, 2028	1,338
Thereafter	5,402
Total undiscounted lease payments	$13,624
Imputed interest	$(2,439)
Total lease liabilities	$11,185

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three months and nine months ended September 30, 2024 and September 30, 2023. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(2)the effects of inflationary pressures on borrowers’ liquidity and ability to repay;
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
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, uncertainties surrounding the upcoming U.S. Presidential election and potential changes in the U.S. Senate and House of Representatives, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners) and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(18)the impact of larger or similar-sized financial institutions encountering problems, such as the failure in 2024 of Republic First Bank, and closures in 2023 of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California, which may adversely affect the banking industry and/or Peoples' business generation and retention, funding and liquidity, including Peoples' continued ability to grow deposits or maintain adequate deposit levels, and may further result in potential increased regulatory requirements, increased reputational risk and potential impacts to macroeconomic conditions;
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
(25)the impact on Peoples' businesses, personnel, facilities, or systems of losses related to acts of fraud, theft, misappropriation or violence;
(26)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters (including severe weather events), pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the ongoing conflicts in the Middle East);
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
(35)regulatory and legal matters, including the failure to resolve any outstanding matters on a timely basis and the potential of new regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
(36)Peoples' business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(37)the effect of a fall in stock market prices on Peoples' asset and wealth management business; and
(38)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of September 30, 2024, Peoples had 149 locations, including 130 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at September 30, 2024, which have been disclosed in

Peoples' 2023 Form 10-K and updated in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2023 Form 10-K.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦For the first nine months of 2024, Peoples incurred $(0.7) million of acquisition-related expenses compared to $15.7 million for the first nine months of 2023. Peoples recorded acquisition-related expenses, primarily related to the Limestone Merger, which included $(0.7) million for the third quarter of 2024 and $4.4 million for the third quarter of 2023.
◦For the third quarter of 2024, Peoples recorded a provision for credit losses of $6.7 million, compared to a provision for credit losses of $5.7 million for the linked quarter and a provision for credit losses of $4.1 million for the third quarter of 2023. For the first nine months of 2024, Peoples recorded a provision for credit losses of $18.5 million, compared to a provision for credit losses of $13.9 million for 2023. The provision for credit losses for the third quarter of 2024 was mainly a result of net charge-offs. The provision for credit losses during the first nine months of 2024 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration and (iv) loan growth. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
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
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.50% on July 27, 2023. This rate remained unchanged until September 2024, at which point the Federal Reserve Board decreased rates by 50 basis points, reducing the rate to 4.75% to 5.00%. The Federal Reserve Board has signaled that future rate reductions continue to be a possibility.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $31.7 million for the third quarter of 2024, representing earnings per diluted common share of $0.89. In comparison, Peoples reported net income of $29.0 million, representing earnings per diluted common share of $0.82, for the second quarter of 2024, and net income of $31.9 million, representing earnings per diluted common share of $0.90, for the third quarter of 2023. For the nine months ended September 30, 2024, Peoples recorded net income of $90.3 million, or $2.55 per diluted common share, compared to $79.5 million, or $2.47 per diluted common share, for the nine months ended September 30, 2023. Non-core items negatively impacted earnings per diluted common share by $0.01 for the third quarter of 2024, $0.02 for the second quarter of 2024, and $0.16 for the third quarter of 2023. Non-core items negatively impacted earnings per diluted share by $0.03 and $0.52 for the nine months ended September 30, 2024 and 2023, respectively.
Net interest income was $88.9 million for the third quarter of 2024, and increased $2.3 million when compared to the linked quarter. Net interest margin was 4.27% for the third quarter of 2024, compared to 4.18% for the linked quarter. The increase in net interest income and net interest margin was primarily driven by an increase in accretion income, net of amortization, from our acquisitions and higher earning asset yields, which were partially offset by higher borrowings costs. Net interest income for the third quarter of 2024 decreased $4.4 million, or 5%, compared to the third quarter of 2023. The decrease in net interest income compared to the third quarter of 2023 was driven by higher funding costs. Net interest margin for the third quarter of 2024 was 4.27% and decreased 43 basis points compared to 4.70% for the third quarter of 2023, driven primarily by an increase in interest expense on deposits. For the first nine months of 2024, net interest income increased $11.2 million, or 4%, compared to the first nine months of 2023, while net interest margin decreased 36 basis points to 4.24%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by higher borrowing costs, which offset higher earning asset yields.
Accretion income, net of amortization expense, from acquisitions was $8.1 million for the third quarter of 2024, $5.8 million for the second quarter of 2024 and $9.5 million for the third quarter of 2023, which added 39 basis points, 28 basis points and 48 basis points, respectively, to net interest margin. The increase in accretion income for the third quarter of 2024 when compared to the linked quarter was driven by higher pay-offs. The decrease in accretion income for the current quarter compared to the third quarter of 2023 was a result of the accretion from the Limestone Merger. Accretion income, net of amortization expense, from acquisitions was $20.3 million for the nine months ended September 30, 2024, compared to $15.8 million for the nine months ended September 30, 2023, which added 33 and 29 basis points, respectively, to net interest margin. The increase in accretion income for the first nine months of 2024 compared to the same period in 2023 was due to more accretion from the Limestone Merger.
The provision for credit losses was $6.7 million for the third quarter of 2024, compared to a provision for credit losses of $5.7 million for the linked quarter and a provision for credit losses of $4.1 million for the third quarter of 2023. The provision for credit losses for the third quarter of 2024 was mainly a result of net charge-offs. The provision for credit losses for the second quarter of 2024 was driven by (i) higher charge-offs, (ii) an increase of reserves for individually analyzed loans and leases, and (iii) loan growth. The provision for credit losses for the third quarter of 2023 was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by the release of reserves on individually analyzed loans. Net charge-offs for the third quarter of 2024 were $6.1 million, or 0.38% of average total loans annualized, compared to net charge-offs of $4.2 million, or 0.27% of average total loans annualized, for the linked quarter and net charge-offs of $2.3 million, or 0.15% of average total loans annualized, for the third quarter of 2023. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first nine months of 2024 was $18.5 million, compared to $13.9 million for the first nine months of 2023. The provision for credit losses for the first nine months of 2024 was mainly the result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases and (iii) economic forecast deterioration and (iv) loan growth. The provision for credit losses for the first nine months of 2023 was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and leases and the use of updated loss drivers. Net charge-offs for the first nine months of 2024 were $13.6 million, or 0.29% of average total loans annualized, compared to net charge-offs of $5.1 million, or 0.12% of average total loans annualized, for the first nine months of 2023. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the third quarter of 2024 was $0.9 million, compared to a net loss of $0.8 million for the linked quarter and a net loss of $0.3 million for the third quarter of 2023. The net loss for the third quarter of 2024, the second quarter of 2024, and the third quarter of 2023 was driven primarily by net losses on repossessed assets of $0.5 million, $0.4 million and $0.3 million, respectively. The net loss realized during the first nine months of 2024 was $2.0 million, compared to $4.3 million for the first nine months of 2023. The net loss for the first nine months of 2024 was driven by $1.3 million of net losses on repossessed assets. The net loss for the first nine months of 2023 was primarily driven by a $2.0 million pre-tax net loss on the sale of available-for-sale investment securities and the $1.6 million writedown of an OREO property. During the first nine months of 2024, Peoples sold $96.7 million of it's lower yielding available-for-sale investment securities, with proceeds from the sale used to pay down overnight borrowings.
Total non-interest income, excluding net gains and losses, for the third quarter of 2024 increased $1.2 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by increases of $0.8 million in mortgage banking income and $0.7 million in lease income, partially offset by a decrease of $0.6 million in bank-owned life insurance income ("BOLI"). Compared to the third quarter of 2023, total non-interest income, excluding net gains and losses, increased $2.1 million, primarily due to a $1.9 million increase in lease income, a $0.8 million increase in mortgage banking income, and a $0.6 million increase in trust and investment income, partially offset by a $0.9 million decrease in BOLI income. The increases for the third quarter of 2024, when compared to the third quarter of 2023, were primarily due to gains on early terminations on leases that paid off, higher production in mortgage banking, and an increase in trust and investment income driven by an increase in assets under administration and management.
For the first nine months of 2024, total non-interest income, excluding gains and losses, increased $8.7 million, or 13%, compared to the first nine months of 2023. The increase was driven by (i) a $2.0 million increase in other non-interest income, driven by operating lease income, (ii) a $1.7 million increase in trust and investment income driven by increases in assets under administration and management, (iii) a $1.4 million increase in lease income driven by gains on terminated leases, (iv) a $1.2 million increase in insurance income driven by higher contingency income and market increases for premiums, (v) a $0.9 million increase in deposit account service charge income, and (vi) a $0.9 million increase in mortgage banking income.
Total non-interest expense decreased $2.7 million, or 4%, for the three months ended September 30, 2024, compared to the linked quarter. The decrease in total non-interest expense was primarily due to decreases of $2.9 million in other non-interest expense, driven by a one-time $1.3 million true-up of corporate expenses recorded in the linked quarter, and a decrease of $0.6 million in data processing and software expense.
Compared to the third quarter of 2023, total non-interest expense decreased $5.6 million, or 8%. The decrease in total non-interest expense was primarily due to acquisition-related expenses in the third quarter of 2023. Excluding acquisition-related expenses, non-

interest expenses decreased $0.5 million, or 1%, primarily due to a decrease of $2.7 million in other non-interest expense, partially offset by an increase of $1.1 million in data processing and software expense.
For the nine months ended September 30, 2024, total non-interest expense increased $4.5 million, or 2%, compared to the first nine months of 2023. Excluding acquisition-related expenses, non-interest expenses increased $21.0 million, or 11%, primarily due to increases of $11.6 million in salaries and employee benefit costs due to additional employees added in the Limestone Merger, $4.4 million and $2.5 million in data processing and software expense and in net occupancy and equipment expense, respectively, due to recent technology projects and growth, including through acquisitions.
The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. This information is used by Peoples to provide information useful to investors in understanding Peoples' operating performance and trends.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2024	2024	2023	2024	2023
Non-interest expense:
Salaries and employee benefit costs	$37,085	$36,564	$36,608	$112,542	$106,661
Net occupancy and equipment expense	5,905	6,142	5,501	18,330	15,836
Professional fees	2,896	2,935	3,456	8,798	13,775
Data processing and software expense	6,111	6,743	6,288	18,623	15,578
Amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
Electronic banking expense	1,844	1,941	1,836	5,566	5,159
Marketing expense	971	681	1,267	2,708	3,554
FDIC insurance premiums	1,241	1,251	1,260	3,678	3,525
Franchise tax expense	917	760	772	2,558	2,678
Communication expense	814	736	752	2,349	2,089
Other loan expenses	1,178	1,036	856	3,290	2,133
Other non-interest expense	4,342	7,182	9,820	16,510	19,859
Total non-interest expense	66,090	68,758	71,696	203,313	198,798
Acquisition-related non-interest expense:
Salaries and employee benefit costs	—	—	562	16	5,708
Net occupancy and equipment expense	—	—	2	—	31
Professional fees	—	—	429	(38)	5,532
Data processing and software expense	—	—	1,289	(18)	1,290
Electronic banking expense	—	—	—	(100)	115
Marketing expense	—	—	38	10	61
Communication expense	—	—	1	—	1
Other loan expenses	—	—	—	—	1
Other non-interest expense	(662)	—	2,113	(616)	2,955
Total acquisition-related non-interest expense	(662)	—	4,434	(746)	15,694
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	37,085	36,564	36,046	112,526	100,953
Net occupancy and equipment expense	5,905	6,142	5,499	18,330	15,805
Professional fees	2,896	2,935	3,027	8,836	8,243
Data processing and software expense	6,111	6,743	4,999	18,641	14,288
Amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
Electronic banking expense	1,844	1,941	1,836	5,666	5,044
Marketing expense	971	681	1,229	2,698	3,493
FDIC insurance premiums	1,241	1,251	1,260	3,678	3,525
Franchise tax expense	917	760	772	2,558	2,678
Communication expense	814	736	751	2,349	2,088
Other loan expenses	1,178	1,036	856	3,290	2,132
Other non-interest expense	5,004	7,182	7,707	17,126	16,904
Total non-interest expense excluding acquisition-related expense	$66,752	$68,758	$67,262	$204,059	$183,104

The efficiency ratio for the third quarter of 2024 was 55.1%, compared to 59.2% for the linked quarter, and 58.4% for the third quarter of 2023. The efficiency ratio, adjusted for non-core items, was 55.7% for the third quarter of 2024, compared to 59.2% for the linked quarter and 52.5% for the third quarter of 2023. The efficiency ratio and the adjusted efficiency ratio for non-core items improved compared to the linked quarterly mainly as a result of a reduction in non-interest expense and an increase in net interest income. The efficiency ratio for the first nine months of 2024 was 57.4%, compared to 59.7% for the first nine months of 2023. The efficiency ratio improved compared to the prior year first nine months due to the decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 57.7% for the first nine months of 2024, compared to 54.2% for the first nine months of 2023. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
Peoples recorded income tax expense of $9.2 million with an effective tax rate of 22.5% for the third quarter of 2024, compared to income tax expense of $6.9 million with an effective tax rate of 19.1% for the linked quarter, and income tax expense of $8.8 million with an effective tax rate of 21.7% for the third quarter of 2023. The increase in income tax expense for the third quarter of 2024 compared to the linked quarter was driven by a $1.1 million one-time benefit recognized in the second quarter of 2024 related to a prior year amended return and higher pre-tax income. Peoples recorded income tax expense of $24.3 million with an effective tax rate of 21.2% for the first nine months of 2024 and $22.1 million with an effective tax rate of 21.7% for the first nine months of 2023. The increase was driven by higher pre-tax income.
At September 30, 2024, total assets were $9.14 billion, compared to $9.23 billion at June 30, 2024, $9.16 billion at December 31, 2023 and $8.94 billion at September 30, 2023. Total assets at September 30, 2024 decreased when compared to at June 30, 2024 primarily due to a decrease in loans and investment securities, partially offset by an increase in cash and cash equivalents. The period-end total loan and lease balances at September 30, 2024 decreased $53.5 million, or 3% annualized, compared to at June 30, 2024. The decrease in the period-end total loan and lease balances was primarily driven by decreases of (i) $20.5 million in construction loans, (ii) $15.5 million in other commercial real estate loans, (iii) $11.8 million in residential real estate loans, and (iv) $7.9 million in commercial and industrial loans, partially offset by an increase of $5.5 million in home equity lines of credit. Total assets at September 30, 2024 decreased compared to December 31, 2023 due to a decrease of $143.0 million in total cash and cash equivalents, partially offset by an increase of $112.6 million in loans and leases. Total assets at September 30, 2024 increased compared to September 30, 2023 due to an increase of $187.4 million in total loans and leases. The period-end loan and lease increased from September 30, 2023 to September 30, 2024 primarily as a result of organic growth in our commercial and industrial, premium finance, and lease portfolios of $121.3 million, $97.7million, and $30.4 million, respectively.
Total liabilities were $8.02 billion at September 30, 2024, down from $8.15 billion at June 30, 2024 and $8.10 billion at December 31, 2023, and up from $7.95 billion at September 30, 2023. The decrease in total liabilities when compared to at June 30, 2024 was primarily due to a decrease of $306.8 million in short-term borrowings, partially offset by an increase of $185.4 million in period-end total deposits. The decrease in total liabilities when compared to at December 31, 2023 was primarily due to a decrease of $425.2 million in short-term borrowings, partially offset by an increase of $330.9 million in total period end deposits. The increase in total liabilities when compared to at September 30, 2023 was primarily due to a $445.6 million increase in period in deposits, partially offset by a decrease of $409.5 million in short-term borrowings. The increase in deposits was primarily driven by increases of $685.4 million in retail certificates of deposit, $163.8 million in money market deposit accounts, and $62.5 million in governmental deposit accounts, partially offset by decreases of $122.2 million, $115.6 million, $115.2 million, and $113.0 million in savings accounts, non-interest bearing deposits, interest-bearing demand deposit accounts and brokered certificates of deposit, respectively. The increase in retail certificates of deposits was driven by current promotional offerings.
Total stockholders' equity at September 30, 2024 increased by $47.1 million compared to at June 30, 2024, which was primarily due to net income for the third quarter of 2024 of $31.7 million and a decrease of $27.7 million in accumulated other comprehensive loss, partially offset by dividends paid of $14.2 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $83.7 million and $112.7 million at September 30, 2024 and at June 30, 2024, respectively. Total stockholders' equity at September 30, 2024 increased by $71.6 million compared to at December 31, 2023, which was primarily due to net income of $90.3 million for the first nine months of 2024 and a decrease of $19.1 million in accumulated other comprehensive loss, partially offset by dividends paid of $42.1 million. The increase in total stockholders' equity at September 30, 2024 when compared to at September 30, 2023 was impacted by net income of $124.1 million in the last twelve months and a decrease in accumulated other comprehensive loss of $61.3 million, partially offset by dividends paid of $56.2 million.

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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a federal statutory corporate income tax rate of 21% for the three and nine months ended September 30, 2024, for the three months ended June 30, 2024 and for the three and nine months ended September 30, 2023.
The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Net interest income	$88,912	$86,613	$93,274	$262,165	$251,005
Taxable equivalent adjustment	318	352	391	1,022	1,140
FTE net interest income	$89,230	$86,965	$93,665	$263,187	$252,145

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$57,436	$954	6.60%	$178,094	$2,502	5.65%	$62,609	$801	5.08%
Investment securities (a)(b):
Taxable	1,714,614	15,147	3.53%	1,684,939	14,886	3.54%	1,626,342	12,681	3.12%
Nontaxable	183,087	1,250	2.73%	185,433	1,258	2.71%	192,906	1,435	2.98%
Total investment securities	1,897,701	16,397	3.46%	1,870,372	16,144	3.45%	1,819,248	14,116	3.10%
Loans (b)(c):
Construction	330,779	6,654	7.87%	328,943	6,595	7.93%	400,396	9,983	9.76%
Commercial real estate, other	2,049,150	37,640	7.19%	2,074,718	36,420	6.94%	1,965,927	34,369	6.84%
Commercial and industrial	1,254,709	24,730	7.71%	1,230,290	23,897	7.68%	1,128,420	22,561	7.82%
Premium finance	288,841	6,052	8.20%	260,513	5,746	8.73%	179,390	3,565	7.78%
Leases	424,549	11,922	10.99%	419,764	11,982	11.29%	384,606	11,508	11.71%
Residential real estate (d)	920,703	12,110	5.26%	925,629	11,460	4.95%	952,863	11,879	4.99%
Home equity lines of credit	231,760	4,836	8.30%	225,362	4,612	8.23%	201,973	4,012	7.88%
Consumer, indirect	681,002	10,372	6.06%	656,405	9,669	5.92%	662,462	8,774	5.25%
Consumer, direct	120,941	2,271	7.47%	119,048	2,095	7.08%	139,595	2,416	6.87%
Total loans	6,302,434	116,587	7.27%	6,240,672	112,476	7.16%	6,015,632	109,067	7.13%
Allowance for credit losses	(66,154)			(64,745)			(60,724)
Net loans	6,236,280	116,587	7.35%	6,175,927	112,476	7.23%	5,954,908	109,067	7.20%
Total earning assets	8,191,417	133,938	6.44%	8,224,393	131,122	6.34%	7,836,765	123,984	6.23%
Goodwill and other intangible assets	405,022			407,864			411,229
Other assets	546,298			548,197			558,415
Total assets	$9,142,737			$9,180,454			$8,806,409
Interest-bearing deposits:
Savings accounts	$870,914	$227	0.10%	$892,465	$222	0.10%	$1,058,606	$447	0.17%
Governmental deposit accounts	824,918	5,960	2.87%	795,913	5,594	2.83%	758,409	4,012	2.10%
Interest-bearing demand accounts	1,072,850	591	0.22%	1,095,553	495	0.18%	1,198,100	520	0.17%
Money market accounts	854,075	5,609	2.61%	850,375	5,419	2.56%	717,765	2,943	1.63%
Retail CDs	1,865,312	20,151	4.30%	1,743,238	18,423	4.25%	1,043,579	7,161	2.72%
Brokered CDs (e)	410,035	4,713	4.57%	482,310	5,506	4.59%	631,410	7,399	4.65%
Total interest-bearing deposits	5,898,104	37,251	2.51%	5,859,854	35,659	2.45%	5,407,869	22,482	1.65%
Borrowed funds:
Short-term FHLB advances (e)	135,185	1,870	5.50%	199,978	2,755	5.54%	344,978	4,717	5.42%
Repurchase agreements and other	183,567	2,180	4.75%	207,295	2,223	4.29%	113,484	452	1.59%
Total short-term borrowings	318,752	4,050	5.07%	407,273	4,978	4.90%	458,462	5,169	4.48%
Long-term FHLB advances	132,206	1,329	4.00%	132,579	1,316	3.99%	60,486	521	3.42%
Long-term notes payable	48,097	843	7.01%	48,175	842	6.99%	39,680	635	6.40%
Other long-term borrowings (f)	54,476	1,235	8.87%	54,207	1,362	9.93%	48,068	1,512	12.31%
Total long-term borrowings	234,779	3,407	5.75%	234,961	3,520	5.98%	148,234	2,668	7.19%
Total borrowed funds	553,531	7,457	5.36%	642,234	8,498	5.30%	606,696	7,837	4.72%
Total interest-bearing liabilities	6,451,635	44,708	2.76%	6,502,088	44,157	2.73%	6,014,565	30,319	1.96%
Non-interest-bearing deposits	1,468,498			1,476,870			1,627,231
Other liabilities	122,848			140,042			159,755
Total liabilities	8,042,981			8,119,000			7,801,551
Total stockholders’ equity	1,099,756			1,061,454			1,004,858
Total liabilities and stockholders’ equity	$9,142,737			$9,180,454			$8,806,409
Interest rate spread (b)		$89,230	3.68%		$86,965	3.61%		$93,665	4.27%
Net interest margin (b)			4.27%			4.18%			4.70%

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$125,720	$5,377	5.71%	$57,271	$1,862	4.35%
Investment securities (a)(b):
Taxable	1,685,945	43,997	3.48%	1,632,594	36,544	2.98%
Nontaxable	181,058	3,778	2.78%	194,667	4,129	2.83%
Total investment securities	1,867,003	47,775	3.41%	1,827,261	40,673	2.97%
Loans (b)(c):
Construction	333,048	19,652	7.75%	333,895	20,437	8.07%
Commercial real estate, other	2,066,631	111,302	7.08%	1,671,019	82,403	6.50%
Commercial and industrial	1,229,491	72,142	7.71%	1,021,573	56,728	7.32%
Premium finance	253,383	16,362	8.48%	160,729	8,374	6.87%
Leases	418,084	35,970	11.30%	362,222	31,426	11.44%
Residential real estate (d)	925,756	34,892	5.03%	903,622	32,414	4.78%
Home equity lines of credit	224,648	13,745	8.17%	190,225	10,634	7.47%
Consumer, indirect	664,610	29,322	5.89%	651,578	23,947	4.91%
Consumer, direct	121,359	6,465	7.12%	125,826	6,401	6.80%
Total loans	6,237,010	339,852	7.19%	5,420,689	272,764	6.66%
Allowance for credit losses	(64,052)			(55,757)
Net loans	6,172,958	339,852	7.26%	5,364,932	272,764	6.73%
Total earning assets	8,165,681	393,004	6.36%	7,249,464	315,299	5.76%
Goodwill and other intangible assets	407,858			374,924
Other assets	541,510			496,497
Total assets	$9,115,049			$8,120,885
Interest-bearing deposits:
Savings accounts	$889,629	$675	0.10%	$1,066,783	$1,166	0.15%
Governmental deposit accounts	795,019	16,639	2.80%	696,359	7,408	1.42%
Interest-bearing demand accounts	1,092,407	1,538	0.19%	1,160,698	1,232	0.14%
Money market accounts	829,825	15,917	2.56%	661,272	5,774	1.17%
Retail CDs	1,730,818	54,472	4.20%	817,512	13,120	2.15%
Brokered CDs (e)	486,832	16,972	4.66%	452,574	13,846	4.09%
Total interest-bearing deposits	5,824,530	106,213	2.44%	4,855,198	42,546	1.17%
Borrowed funds:
Short-term FHLB advances (e)	156,666	6,452	5.50%	373,304	13,969	5.00%
Repurchase agreements and other	214,760	6,760	4.20%	104,522	971	1.24%
Total short-term borrowings	371,426	13,212	4.75%	477,826	14,940	4.18%
Long-term FHLB advances	130,246	3,886	3.99%	42,870	930	2.90%
Long-term notes payable	48,890	2,547	6.95%	44,903	1,837	5.45%
Other long-term borrowings (f)	54,207	3,959	9.60%	38,676	2,901	9.89%
Total long-term borrowings	233,343	10,392	5.91%	126,449	5,668	5.98%
Total borrowed funds	604,769	23,604	5.20%	604,275	20,608	4.14%
Total interest-bearing liabilities	6,429,299	129,817	2.70%	5,459,473	63,154	1.50%
Non-interest-bearing deposits	1,482,318			1,607,411
Other liabilities	131,998			134,003
Total liabilities	8,043,615			7,200,887
Total stockholders’ equity	1,071,434			919,998
Total liabilities and stockholders’ equity	$9,115,049			$8,120,885
Interest rate spread (b)		$263,187	3.66%		$252,145	4.26%
Net interest margin (b)			4.24%			4.60%
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
Peoples' average balances compared to prior year periods have been impacted by recent acquisitions, including the Limestone Merger as of the close of business on April 30, 2023, which added to average loan, deposit and borrowed funds balances. Peoples' deposit balances have increased primarily due to an increase in retail certificates of deposits driven by special promotional rate offerings over the past year.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2024 Compared to						Nine Months Ended September 30, 2024 Compared to
(Dollars in thousands)	June 30, 2024			September 30, 2023			September 30, 2023
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$2,809	$(4,357)	$(1,548)	$569	$(416)	$153	$679	$2,836	$3,515
Investment Securities (b):
Taxable	(76)	337	261	1,754	713	2,467	6,226	1,228	7,454
Nontaxable	40	(48)	(8)	(113)	(71)	(184)	(66)	(285)	(351)
Total investment income	(36)	289	253	1,641	642	2,283	6,160	943	7,103
Loans (b):
Construction	(134)	193	59	(1,752)	(1,577)	(3,329)	(738)	(47)	(785)
Commercial real estate, other	3,530	(2,310)	1,220	1,782	1,488	3,270	7,841	21,058	28,899
Commercial and industrial	131	702	833	(1,996)	4,162	2,166	3,175	12,239	15,414
Premium finance	(1,655)	1,961	306	203	2,284	2,487	2,313	5,675	7,988
Leases	(801)	741	(60)	(3,321)	3,736	415	(593)	5,137	4,544
Residential real estate	1,049	(399)	650	2,134	(1,902)	232	1,671	807	2,478
Home equity lines of credit	52	172	224	219	605	824	1,060	2,051	3,111
Consumer, indirect	265	438	703	1,351	247	1,598	4,885	490	5,375
Consumer, direct	137	39	176	959	(1,104)	(145)	380	(316)	64
Total loan income	2,574	1,537	4,111	(421)	7,939	7,518	19,994	47,094	67,088
Total interest income	$5,347	$(2,531)	$2,816	$1,789	$8,165	$9,954	$26,833	$50,873	$77,706
INTEREST EXPENSE:
Deposits:
Savings accounts	$(3)	$(2)	$(5)	$579	$(359)	$220	$654	$(163)	$491
Interest-bearing demand accounts	(87)	(9)	(96)	(51)	(20)	(71)	(259)	(47)	(306)
Money market accounts	(310)	120	(190)	(5,406)	2,738	(2,668)	(11,603)	1,457	(10,146)
Governmental deposit accounts	(633)	267	(366)	(3,831)	1,883	(1,948)	(10,497)	1,266	(9,231)
Retail CDs	(1,643)	(83)	(1,726)	(24,450)	11,462	(12,988)	(37,209)	(4,143)	(41,352)
Brokered CDs	198	595	793	1,041	1,645	2,686	(3,832)	707	(3,125)
Total deposit cost	(2,478)	888	(1,590)	(32,118)	17,349	(14,769)	(62,746)	(923)	(63,669)
Borrowed funds:
Short-term borrowings	139	788	927	228	891	1,119	1,120	608	1,728
Long-term borrowings	114	(2)	112	(928)	189	(739)	(2,182)	(2,541)	(4,723)
Total borrowed funds cost	253	786	1,039	(700)	1,080	380	(1,062)	(1,933)	(2,995)
Total interest expense	(2,225)	1,674	(551)	(32,818)	18,429	(14,389)	(63,808)	(2,856)	(66,664)
FTE net interest income	$3,122	$(857)	$2,265	$(31,029)	$26,594	$(4,435)	$(36,975)	$48,017	$11,042
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $88.9 million for the third quarter of 2024 and increased $2.3 million when compared to the linked quarter. Net interest margin was 4.27% for the third quarter of 2024, compared to 4.18% for the linked quarter. The increase in net interest income and net interest margin was primarily driven by an increase in accretion income, net of amortization, from acquisitions and higher borrowing costs, which offset higher earning asset yields.
Net interest income for the third quarter of 2024 decreased 5% over the prior year quarter and net interest margin decreased by 43 basis points. The decrease in net interest income compared to the third quarter of 2023 was driven by higher funding costs. The decrease in net interest margin for the third quarter of 2024 compared to the third quarter of 2023, was driven primarily by an increase in interest rates on deposits.
For the first nine months of 2024, net interest income increased $11.2 million, or 4%, compared to the first nine months of 2023, while net interest margin decreased 36 basis points to 4.24%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by the full year impact of assets added in the Limestone Merger, which offset higher earning asset yields.
Accretion income, net of amortization expense, from acquisitions was $8.1 million for the third quarter of 2024, $5.8 million for the linked quarter and $9.5 million for the third quarter of 2023, which added 39 basis points, 28 basis points and 48 basis points, respectively, to net interest margin. The increase in accretion income for the third quarter of 2024, when compared to the linked quarter was driven by higher payoffs. The decrease in accretion income for the third quarter of 2024 compared to the third quarter of 2023 was a result of lower accretion from the Limestone Merger. For the first nine months of 2024, accretion income totaled $20.3 million and added 33 basis points to net interest margin compared to $15.8 million and 29 basis points for the first nine months of 2023. The increase in accretion income for the first nine months of 2024 compared to the same period in 2023 was due to more accretion from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Provision for other credit losses	$6,279	$5,397	$3,764	$17,510	$13,188
Provision for checking account overdraft credit losses	456	286	289	1,010	701
Provision for credit losses	$6,735	$5,683	$4,053	$18,520	$13,889
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the third quarter of 2024 was mainly a result of net charge-offs. The provision for credit losses for the second quarter of 2024 was driven by (i) higher net charge-offs, (ii) an increase of reserves on individually analyzed loans and leases and (iii) loan growth. The provision for credit losses for the third quarter of 2023 was driven by (i) loan growth, (ii) an increase in net charge-offs, (iii) updates to our prepayment, curtailment, and funding rates, and (iv) a deterioration in macro-economic conditions used within the CECL model, partially offset by a release of reserves on individually analyzed loans.
For the first nine months of 2024, the provision for credit losses was mainly the result of (i) higher net charge-offs, (ii) an increase of reserves on individually analyzed loans and leases and (iii) economic forecast deterioration and (iv) loan growth. For the first nine months of 2023, the provision for credit losses was driven by (i) the addition of the provision for the non-purchased credit deteriorated loans acquired in the Limestone Merger, (ii) loan growth and (iii) economic forecast deterioration, partially offset by a reduction in the reserves for individually analyzed loans and leases and the use of updated loss drivers.
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

Net Loss Included in Total Non-Interest Income
Net loss includes net losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Net loss on investment securities	$(74)	$(353)	$(7)	$(428)	$(2,108)
Net loss on asset disposals and other transactions:
Net loss on other assets	(764)	(397)	(284)	(1,470)	(557)
Net loss on OREO	(2)	—	—	(2)	(1,623)
Net loss on other transactions	(29)	(31)	(23)	(92)	(38)
Net loss on asset disposals and other transactions	$(795)	$(428)	$(307)	$(1,564)	$(2,218)
The net loss on investment securities for the third quarter of 2024 was driven by the loss recorded on a contingent call of a security. During the first quarter of 2023, Peoples executed sales of $96.7 million of its lower yielding available-for-sale securities which were used to pay down overnight borrowings. The loss on the sales of the available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss.
The net loss on assets disposals and other transactions for the third quarter of 2024, the second quarter of 2024, and the third quarter of 2023 were driven primarily by net losses on repossessed assets of $0.5 million, $0.4 million and $0.3 million, respectively.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 22% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the third quarter of 2024, 22% for the linked quarter, and 20% for the third quarter of 2023. For the first nine months of 2024, total non-interest income, excluding net gains and losses, totaled 23% of total revenues compared to 21% for the first nine months of 2023.
For the third quarter of 2024, electronic banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
E-banking income	$6,359	$6,470	$6,466	$18,875	$18,375
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. E-banking income increased for the first nine months of 2024 compared to the first nine months of 2023 primarily driven by an increase in customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Property and casualty insurance commissions	$3,584	$3,432	$3,585	$10,601	$10,197
Performance-based commissions	—	5	40	2,218	1,602
Life and health insurance commissions	687	672	548	2,059	1,647
Other fees and charges	—	—	77	—	233
Insurance income	$4,271	$4,109	$4,250	$14,878	$13,679
Peoples' insurance income for the third quarter of 2024 remained relatively flat when compared to the linked quarter and the prior year quarter. Insurance income in the first nine months of 2024 increased 9% when compared to the first nine months of 2023 due to higher commissions and additional customers.

Peoples' trust and investment income, which includes fiduciary income, brokerage income, and employee benefit fees, continued to be based primarily upon the value of assets under administration and management, with additional income generated from transaction commissions, cross-selling of products and additional retirement plan services business. The following table details Peoples’ trust and investment income:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Fiduciary income	$2,047	$2,212	$1,835	$6,260	$5,686
Brokerage income	2,044	1,989	1,782	5,875	5,076
Employee benefit fees	791	798	671	2,345	2,024
Trust and investment income	$4,882	$4,999	$4,288	$14,480	$12,786
Fiduciary income and brokerage income decreased in the third quarter of 2024 relative to the linked quarter due to market performance. When compared to the third quarter of 2023, fiduciary income and brokerage income increased $0.5 million, which was driven by an increase in assets under administration and management. For the first nine months of 2024, trust and investment income increased when compared to the same period in 2023 due to higher fiduciary and brokerage income, primarily reflecting an increase in assets under management and market volatility.
The following table details Peoples' assets under administration and management:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
(Dollars in thousands)
Trust	$2,124,320	$2,071,832	$2,061,402	$2,021,249	$1,900,488
Brokerage	$1,608,368	$1,567,775	$1,530,954	$1,473,814	1,364,372
Total	$3,732,688	$3,639,607	$3,592,356	$3,495,063	$3,264,860
Quarterly average	$3,683,334	$3,587,952	$3,521,188	$3,341,868	$3,319,655
The increases in assets under administration and management at September 30, 2024 compared to at June 30, 2024 were driven by market value fluctuations. The increases in assets under administration and management at September 30, 2024 when compared to at September 30, 2023 were primarily due to recent growth, through acquisitions, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Overdraft and non-sufficient funds fees	$2,455	$2,288	$2,461	$6,998	$6,579
Account maintenance fees	1,741	1,716	1,577	5,175	4,661
Other fees and charges	324	335	478	909	952
Deposit account service charges	$4,520	$4,339	$4,516	$13,082	$12,192
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the third quarter of 2024 compared to the linked quarter due to seasonality of customer activity. Deposit account service charges were flat when comparing the third quarter of 2024 to the third quarter of 2023. Deposit account service charges also increased for the first nine months of 2024 compared to the same period of 2023 due to the Limestone Merger.

The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Other non-interest income	2,293	2,172	2,452	6,163	4,179
Bank owned life insurance income	460	1,037	1,375	2,997	2,924
Lease income	1,827	1,116	(66)	4,179	2,730
Mortgage banking income	1,051	243	237	1,615	740
Other non-interest income was relatively flat for the three months ended September 30,2024 when compared to the linked quarter and the third quarter of 2023. The increase in other non-interest income for the first nine months of 2024 when compared to the same period of 2023 was driven by increased operating lease income.
Bank owned life insurance income for the third quarter of 2024 decreased compared to the linked quarter and the prior year quarter primarily due changes in the cash surrender values of the underlying policies. Bank owned life insurance income for the first nine months of 2024 remained relatively flat when compared to the first nine months of 2023.
Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, net of any associated purchase accounting adjustment, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (v) syndication income. Lease income for the third quarter of 2024 increased compared to the linked quarter and the third quarter of 2023 due to an increase in gains on terminated leases. Lease income for the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by an increase in gains on early terminations on leases that paid off.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the third quarter of 2024 increased $0.8 million when compared to each of the prior periods and was primarily driven by higher production.
In the third quarter of 2024, Peoples sold $14.9 million in loans into the secondary market with servicing retained and $12.0 million in loans with servicing released, compared to $2.6 million and $11.8 million, respectively, in the second quarter of 2024, and $0.8 million and $9.4 million, respectively, in the third quarter of 2023. For the first nine months of 2024, Peoples sold $17.6 million in loans into the secondary market with servicing retained, and $30.8 million with servicing released, compared to $2.7 million and $22.8 million, respectively, for the first nine months of 2023.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Base salaries and wages	$24,376	$24,437	$24,152	$73,610	$71,891
Sales-based and incentive compensation	6,145	5,404	6,480	16,804	15,927
Employee benefits	4,472	4,862	4,307	13,273	12,044
Payroll taxes and other employment costs	2,162	1,825	1,949	6,821	5,854
Stock-based compensation	1,311	1,385	1,107	5,786	4,339
Deferred personnel costs	(1,381)	(1,349)	(1,387)	(3,752)	(3,394)
Salaries and employee benefit costs	$37,085	$36,564	$36,608	$112,542	$106,661
Full-time equivalent employees:
Actual at end of period	1,496	1,489	1,482	1,496	1,482
Average during the period	1,495	1,492	1,494	1,493	1,359
Base salaries and wages for the third quarter of 2024 remained relatively flat compared to the linked quarter and to the third quarter of 2023. Base salaries and wages for the first nine months of 2024 increased compared to the first nine months of 2023 due to the additional expense associated with employees added with the Limestone Merger coupled with annual merit increases.

Sales-based incentive compensation increased for the third quarter of 2024 compared to the linked quarter due to an increase of $0.4 million of Vantage-related incentive compensation. Sales-based incentive compensation for the first nine months of 2024 compared to the first nine months of 2023 increased primarily due to additional employees added with the Limestone Merger.
The decrease in employee benefits for the third quarter of 2024 compared to the linked quarter and the increase over the third quarter of 2023 was primarily due to medical costs. The increase for the first nine months of 2024 compared to the first nine months of 2023 was primarily due to higher medical costs reflecting a full nine months of expenses in 2024 for the additional employees added with the Limestone Merger.
Payroll taxes and other employment costs for the third quarter of 2024 increased compared to the linked quarter due to a refund received in the second quarter of 2024 due to change in tax rate in the first quarter of 2024. The increase for the first nine months of 2024 compared to the first nine months of 2023 was driven by the additional employees added in the Limestone Merger coupled with annual merit increases.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. An adjustment is made at the vesting date to reverse expense relating to forfeitures for performance awards, and at the date of forfeiture to reverse expense for non-vested restricted common share awards. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the first nine months of 2024 increased when compared to the first nine months of 2023 due to the additional employees added in the Limestone Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the third quarter of 2024 remained flat when compared to both the second quarter of 2024 and the third quarter of 2023.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Depreciation	$2,101	$2,170	$2,018	$6,442	$5,684
Repairs and maintenance costs	1,609	1,607	1,846	5,038	4,441
Property taxes, utilities and other costs	1,181	1,152	1,158	3,625	3,497
Net rent expense	1,014	1,213	479	3,225	2,214
Net occupancy and equipment expense	$5,905	$6,142	$5,501	$18,330	$15,836
Net rent expense for the third quarter and first nine months of 2024 compared to the same periods of 2023 increased due to a prior period one time benefit to rent expense recognized in the third quarter of 2023. The third quarter and the first nine months of 2024 net occupancy and equipment expense increased when compared to the same periods of 2023 due to additional net occupancy and equipment expense from the Limestone Merger.

The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Data processing and software expense	$6,111	$6,743	$6,288	$18,623	$15,578
Professional fees	2,896	2,935	3,456	8,798	13,775
Amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
E-banking expense	1,844	1,941	1,836	5,566	5,159
FDIC insurance premiums	1,241	1,251	1,260	3,678	3,525
Other loan expenses	1,178	1,036	856	3,290	2,133
Franchise tax expense	917	760	772	2,558	2,678
Communication expense	814	736	752	2,349	2,089
Marketing expense	971	681	1,267	2,708	3,554
Other non-interest expense	4,342	7,182	9,820	16,510	19,859
Data processing and software expenses for the third quarter of 2024 decreased compared to the linked quarter due to lower costs associated with recent technology projects. The increase for the first nine months of 2024 when compared to the same period in 2023 was driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples' organization as a result of the Limestone Merger.
Professional fees for the third quarter of 2024 were flat when compared to the linked quarter. Professional fees for the third quarter and first nine months of 2024 compared to the same periods in 2023 decreased due to less acquisition-related expenses.
Amortization of other intangible assets for the third quarter of 2024 was flat compared to the linked quarter and decreased $0.6 million compared to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets for the first nine months of 2024 increased when compared to the same period of 2023 due to amortization of intangible assets recognized in the Limestone Merger.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards. E-banking expense compared to the linked quarter and the third quarter of 2023 remained relatively flat. E-banking expense increased for the first nine months of 2024 when compared to the first nine months of 2023 due to additional customers brought in from the Limestone Merger.
Peoples' FDIC insurance premiums for the third quarter of 2024 were relatively flat when compared to the linked quarter and the third quarter of 2023. FDIC insurance premiums for the first nine months of 2024 increased when compared to the first nine months of 2023 due to organic and acquisitive growth and an increase in rates assessed by the FDIC.
Other loan expenses during the third quarter of 2024 were relatively flat when compared to the linked quarter. Other loan expenses increased for the third quarter and the first nine months of 2024 when compared to the same periods of 2023 primarily due to increases in miscellaneous loan and collection expenses as a result of increased insurance costs associated with consumer indirect loans.
Marketing expense for the third quarter of 2024 increased when compared to the linked quarter due to higher advertising expense and donations. Marketing expense for the third quarter and the first nine months of 2024 decreased when compared to the same periods of 2023 due to lower acquisition-related expenses.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase in franchise tax expense for the third quarter of 2024 when compared to the third quarter of 2023 was due to higher equity driven by the Limestone Merger.
Other non-interest expense for the third quarter of 2024 decreased when compared to the linked quarter primarily due to a one-time prior period true-up of corporate expenses recognized in the second quarter of 2024. Other non-interest expense for the third quarter and first nine months of 2024 compared to the same periods of 2023 decreased due to a less acquisition-related expenses.

Income Tax Expense
Peoples recorded income tax expense of $9.2 million with an effective tax rate of 22.5% for the third quarter of 2024, compared to income tax expense of $6.9 million with an effective tax rate of 19.1% for the linked quarter and income tax expense of $8.8 million with an effective tax rate of 21.7% for the third quarter of 2023. The increase in income tax expense when compared to the linked quarter was driven by a $1.1 million one-time benefit recognized in the second quarter of 2024 related to a prior year amended return and higher pre-tax income. The increase in income tax expense when compared to the third quarter of 2023 was primarily due to higher pre-tax income. Peoples recorded income tax expense of $24.3 million with an effective tax rate of 21.2% in the first nine months of 2024 and $22.1 million with an effective tax rate of 21.7% in the first nine months of 2023. The increase was driven by higher pre-tax income.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Pre-provision net revenue:
Income before income taxes	$40,881	$35,876	$40,729	$114,609	$101,597
Add: provision for credit losses	6,735	5,683	4,053	18,520	13,889
Add: loss on OREO	2	—	1	2	1,623
Add: loss on investment securities	74	353	7	428	2,108
Add: loss on other assets	764	397	283	1,470	557
Add: loss on other transactions	28	31	23	92	38
Pre-provision net revenue	$48,484	$42,340	$45,096	$135,121	$119,812
The increase in the PPNR for the third quarter of 2024 compared to the linked quarter was driven by increased non-interest income and higher accretion income. The increase in PPNR for the third quarter of 2024 when compared to the third quarter of 2023 was due to increased net interest income driven by higher rates. The increase in PPNR for the first nine months of 2024 compared to the first nine months of 2023 was driven by increased non-interest income and increased net interest income driven by higher rates.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses, pension settlement charges, and the COVID-19 employee retention credit.
The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Core non-interest expense:
Total non-interest expense	$66,090	$68,758	$71,696	$203,313	$198,798
Less: acquisition-related expenses	(662)	—	4,434	(746)	15,694
Less: pension settlement charges	—	—	2,424	—	2,424
Add: COVID-19 Employee Retention Credit	—	—	—	—	548
Core non-interest expense	$66,752	$68,758	$64,838	$204,059	$181,228

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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Efficiency ratio:
Total non-interest expense	$66,090	$68,758	$71,696	$203,313	$198,798
Less: amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
Adjusted total non-interest expense	63,304	65,971	68,416	194,952	190,847
Total non-interest income	24,794	23,704	23,204	74,277	63,279
Less: net loss on investment securities	(74)	(353)	(7)	(428)	(2,108)
Less: net loss on asset disposals and other transactions	(795)	(428)	(307)	(1,564)	(2,218)
Total non-interest income excluding net losses	25,663	24,485	23,518	76,269	67,605
Net interest income	88,912	86,613	93,274	262,165	251,005
Add: FTE adjustment (a)	318	352	391	1,022	1,140
Net interest income on an FTE basis	89,230	86,965	93,665	263,187	252,145
Adjusted revenue	$114,893	$111,450	$117,183	$339,456	$319,750
Efficiency ratio	55.10%	59.19%	58.38%	57.43%	59.69%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$66,752	$68,758	$64,838	$204,059	$181,228
Less: amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
Adjusted core non-interest expense	63,966	65,971	61,558	195,698	173,277
Non-interest income excluding net losses	25,663	24,485	23,518	76,269	67,605
Net interest income on an FTE basis	89,230	86,965	93,665	263,187	252,145
Adjusted revenue	$114,893	$111,450	$117,183	$339,456	$319,750
Efficiency ratio adjusted for non-core items	55.67%	59.19%	52.53%	57.65%	54.19%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio and the adjusted for non-core items efficiency ratio improved compared to the linked quarter improved mainly as the result of a reduction in non-interest expense and increase in net interest income. The efficiency ratio improved compared to the prior year first nine months due to the decrease in acquisition-related expenses. The efficiency ratio, adjusted for non-core items, was 57.7% for the first nine months of 2024, compared to 54.2% for the first nine months of 2023. The increase in the efficiency ratio, adjusted for non-core items, for the first nine months of 2024 compared to the first nine months of 2023 was due to higher non-interest expense. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023

Annualized net income adjusted for non-core items:
Net income	$31,684	$29,007	$31,882	$90,275	$79,538
Add: net loss on investment securities	74	353	7	428	2,108
Less: tax effect of net loss on investment securities (a)	16	74	2	90	443
Add: net loss on asset disposals and other transactions	795	428	307	1,564	2,218
Less: tax effect of net loss on asset disposals and other transactions (a)	167	90	65	328	466
Add: acquisition-related expenses	(662)	—	4,434	(746)	15,694
Less: tax effect of acquisition-related expenses (a)	(139)	—	931	(157)	3,296
Add: pension settlement charges	—	—	2,424	—	2,424
Less: tax effect of pension settlement charges (a)	—	—	509	—	509
Less: COVID-19 Employee Retention Credit	—	—	—	—	548
Add: tax effect of COVID-19 Employee Retention Credit (a)	—	—	—	—	115
Net income adjusted for non-core items (after tax)	$31,847	$29,624	$37,547	$91,260	$96,835
Days in the period	92	91	92	274	273
Days in the year	366	366	365	366	365
Annualized net income	$126,047	$116,666	$126,488	$120,586	$106,342
Annualized net income adjusted for non-core items (after tax)	$126,696	$119,147	$148,964	$121,902	$129,468
Return on average assets:
Annualized net income	$126,047	$116,666	$126,488	$120,586	$106,342
Total average assets	9,142,737	9,180,454	8,806,409	9,115,049	8,120,885
Return on average assets	1.38%	1.27%	1.44%	1.32%	1.31%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$126,696	$119,147	$148,964	$121,902	$129,468
Total average assets	9,142,737	9,180,454	8,806,409	9,115,049	8,120,885
Return on average assets adjusted for non-core items (after tax)	1.39%	1.30%	1.69%	1.34%	1.59%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the third quarter of 2024 increased when compared to the linked quarter, due to an increase in annualized net income resulting from higher non-interest income and a decrease in average assets. The decrease in the return on average assets adjusted for non-core items for the third quarter of 2024, compared to the third quarter of 2023, was attributable to the assets acquired in the Limestone Merger. The decrease in return on average assets adjusted for non-core items for the first nine months of 2024 when compared to the first nine months of 2023, was primarily driven by the assets acquired in the Limestone Merger.
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

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30,
(Dollars in thousands)				2024	2023
Annualized net income excluding amortization of other intangible assets:
Net income	$31,684	$29,007	$31,882	$90,275	$79,538
Add: amortization of other intangible assets	2,786	2,787	3,280	8,361	7,951
Less: tax effect of amortization of other intangible assets (a)	585	585	689	1,756	1,670
Net income excluding amortization of other intangible assets	$33,885	$31,209	$34,473	$96,880	$85,819
Days in the period	92	91	92	274	273
Days in the year	366	366	365	366	365
Annualized net income	$126,047	$116,666	$126,488	$120,586	$106,342
Annualized net income excluding amortization of other intangible assets	$134,803	$125,522	$136,768	$129,409	$114,740
Average tangible equity:
Total average stockholders' equity	$1,099,756	$1,061,454	$1,004,858	$1,071,434	$919,998
Less: average goodwill and other intangible assets	405,022	407,864	411,229	407,858	374,924
Average tangible equity	$694,734	$653,590	$593,629	$663,576	$545,074
Return on total average stockholders' equity ratio:
Annualized net income	$126,047	$116,666	$126,488	$120,586	$106,342
Total average stockholders' equity	$1,099,756	$1,061,454	$1,004,858	$1,071,434	$919,998
Return on total average stockholders' equity	11.46%	10.99%	12.59%	11.25%	11.56%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$134,803	$125,522	$136,768	$129,409	$114,740
Average tangible equity	$694,734	$653,590	$593,629	$663,576	$545,074
Return on average tangible equity	19.40%	19.21%	23.04%	19.50%	21.05%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios increased when compared to the linked quarter due to an increase in annualized net income mainly attributable to an increase in net interest income. The decreases in the return on total average stockholders' equity and average tangible equity ratios for the third quarter and first nine months of 2024 compared to the same periods of 2023 were driven by higher average stockholders' equity.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2024, Peoples' interest-bearing deposits in other banks had decreased $170.6 million from December 31, 2023. The total cash and cash equivalents balance included $137.6 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2024, compared to $309.8 million at December 31, 2023. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2024, Peoples' total cash and cash equivalents decreased $143.0 million, which reflected cash outflows of $126.6 million for investing activities and $119.6 million for financing activities, partially offset by cash inflows of $103.2 million from operating activities. Peoples' use of cash in investing activities reflected a $108.1 million net increase in loans held for investment and a net cash outflow from held-to-maturity investment securities of $9.9 million. The cash provided by financing activities was largely driven by a $445.0 million net increase in interest-bearing deposits, mostly offset by a net decrease in short-term borrowings of $425.2 million and a net decrease in non-interest bearing deposits of $114.2 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	3.70%	$27,961	$28,343	$28,773	$30,296	$42,466
U.S. government sponsored agencies	3.40%	174,708	230,916	200,460	118,607	103,932
States and political subdivisions	3.14%	206,779	202,804	208,750	213,296	220,460
Residential mortgage-backed securities	2.72%	607,726	601,002	621,691	628,924	593,104
Commercial mortgage-backed securities	2.26%	57,437	50,035	50,791	51,234	50,840
Bank-issued trust preferred securities	3.95%	6,056	6,039	6,001	5,965	7,779
Total fair value		$1,080,667	$1,119,139	$1,116,466	$1,048,322	$1,018,581
Total amortized cost		$1,189,792	$1,266,060	$1,262,319	$1,184,288	$1,211,794
Net unrealized loss		$(109,125)	$(146,921)	$(145,853)	$(135,966)	$(193,213)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.90%	$196,642	$212,023	$188,423	$188,475	$174,699
States and political subdivisions (a)	2.97%	141,918	144,134	144,315	144,258	144,490
Residential mortgage-backed securities	3.54%	256,329	246,283	246,579	248,559	248,627
Commercial mortgage-backed securities	2.73%	98,984	99,782	100,427	102,365	107,593
Total amortized cost		$693,873	$702,222	$679,744	$683,657	$675,409
Other investment securities		$55,691	$62,742	$62,939	$63,421	$66,332
Total investment securities:
Amortized cost		$1,939,356	$2,031,024	$2,005,002	$1,931,366	$1,953,535
Carrying value		$1,830,231	$1,884,103	$1,859,149	$1,795,400	$1,760,322

(a)Amortized cost is presented net of the allowance for credit losses of $236 at September 30, 2024 and $238 at both June 30, 2024 and September 30, 2023.
For the third quarter of 2024, total investment securities decreased compared to prior periods due to maturities and calls on securities during the quarter. During the fourth quarter of 2023, Peoples executed the sales of $36.5 million of lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sales were used to purchase higher yielding agency investment securities. The realized losses recognized due to the fourth quarter of 2023 sales are expected to be earned back within 14 months of the transaction dates.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Originated loans and leases:
Construction	$265,073	$291,240	$262,209	$279,335	$289,657
Commercial real estate, other	1,283,903	1,240,069	1,263,577	1,209,204	1,161,064
Commercial real estate	1,548,976	1,531,309	1,525,786	1,488,539	1,450,721
Commercial and industrial	1,047,001	1,032,753	972,191	938,659	860,407
Premium finance	286,983	293,349	238,962	203,177	189,251
Leases	401,573	390,160	373,626	357,217	328,365
Residential real estate	441,730	441,293	420,518	418,570	405,917
Home equity lines of credit	180,737	172,766	164,019	148,155	140,787
Consumer, indirect	677,056	675,054	650,228	666,472	668,371
Consumer, direct	101,026	100,836	99,022	112,292	114,160
Consumer	778,082	775,890	749,250	778,764	782,531
Deposit account overdrafts	1,205	1,067	1,306	986	857
Total originated loans and leases	$4,686,287	$4,638,587	$4,445,658	$4,334,067	$4,158,836
Acquired loans and leases (a):
Construction	$55,021	$49,361	$52,478	$84,684	$84,359
Commercial real estate, other	896,588	955,910	980,203	987,753	1,028,920
Commercial real estate	951,609	1,005,271	1,032,681	1,072,437	1,113,279
Commercial and industrial	203,151	225,310	242,424	246,327	268,402
Leases	31,436	40,491	49,068	56,843	74,270
Residential real estate	335,812	348,051	361,370	372,525	386,048
Home equity lines of credit	52,372	54,842	57,060	60,520	63,153
Consumer, direct	11,172	12,819	14,566	16,477	20,402
Total acquired loans and leases	$1,585,552	$1,686,784	$1,757,169	$1,825,129	$1,925,554
Total loans and leases	$6,271,839	$6,325,371	$6,202,827	$6,159,196	$6,084,390
Percent of loans and leases to total loans and leases:
Construction	5.1%	5.4%	5.1%	5.9%	6.1%
Commercial real estate, other	34.8%	34.7%	36.2%	35.7%	36.0%
Commercial real estate	39.9%	40.1%	41.3%	41.6%	42.1%
Commercial and industrial	19.9%	19.9%	19.6%	19.2%	18.6%
Premium finance	4.6%	4.6%	3.8%	3.3%	3.1%
Leases	6.9%	6.8%	6.8%	6.7%	6.6%
Residential real estate	12.4%	12.5%	12.6%	12.9%	13.0%
Home equity lines of credit	3.7%	3.6%	3.6%	3.4%	3.4%
Consumer, indirect	10.8%	10.7%	10.5%	10.8%	11.0%
Consumer, direct	1.8%	1.8%	1.8%	2.1%	2.2%
Consumer	12.6%	12.5%	12.3%	12.9%	13.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$347,719	$341,298	$348,937	$356,784	$366,996

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at September 30, 2024 decreased $53.5 million, or 3% annualized, compared to at June 30, 2024. The decrease in the period-end loan and lease balance at September 30, 2024 compared to June 30, 2024 was primarily driven by decreases of (i) $20.5 million in construction loans, (ii) $15.5 million in other commercial real estate loans (iii) $11.8 million of residential real estate loans, (iv) and $7.9 million in commercial and industrial loans. The increase in the period-end loan and lease balances at September 30, 2024 compared to at September 30, 2023 was primarily driven by loan growth for commercial and industrial and premium finance loans.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at September 30, 2024. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at September 30, 2024:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$193,984	$268,700	$462,684	67.4%
Residential property	26,869	21,619	48,488	7.0%
Land development	32,080	10,966	43,046	6.3%
Land only	15,246	17,267	32,513	4.7%
Assisted living facilities and nursing homes	7,461	21,105	28,566	4.2%
Lodging and lodging related	6,614	9,654	16,268	2.4%
Student housing	13,380	1,620	15,000	2.2%
Other (a)	24,460	15,170	39,630	5.8%
Total construction	$320,094	$366,101	$686,195	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$359,371	$3,289	$362,660	16.2%
Retail facilities:
Owner occupied	$42,988	$1,527	$44,515	2.0%
Non-owner occupied	213,449	517	213,966	9.5%
Total retail facilities	$256,437	$2,044	$258,481	11.5%
Light industrial facilities:
Owner occupied	$144,577	$6,574	$151,151	6.7%
Non-owner occupied	95,207	3,429	98,636	4.4%
Total light industrial facilities	$239,784	$10,003	$249,787	11.1%
Office buildings and complexes:
Owner occupied	$76,328	$2,434	$78,762	3.5%
Non-owner occupied	122,198	5,253	127,451	5.7%
Total office buildings and complexes	$198,526	$7,687	$206,213	9.2%
Lodging and lodging related:
Owner occupied	$29,808	$—	$29,808	1.3%
Non-owner occupied	122,803	1	122,804	5.5%
Total lodging and lodging related	$152,611	$1	$152,612	6.8%
Assisted living facilities and nursing homes	$131,865	$1,107	$132,972	6.0%
Warehouse facilities:
Owner occupied	$40,287	$398	$40,685	1.8%
Non-owner occupied	35,937	219	36,156	1.6%
Total warehouse facilities	$76,224	$617	$76,841	3.4%
Restaurant/bar facilities:
Owner occupied	$38,185	$—	$38,185	1.7%
Non-owner occupied	32,407	—	32,407	1.4%
Total restaurant/bar facilities	$70,592	$—	$70,592	3.1%
Mixed-use facilities:
Owner occupied	$37,060	$1,171	$38,231	1.7%
Non-owner occupied	27,448	1,523	28,971	1.3%
Total mixed-use facilities	$64,508	$2,694	$67,202	3.0%
Healthcare facilities:
Owner occupied	$39,810	$198	$40,008	1.8%
Non-owner occupied	15,495	783	16,278	0.7%
Total healthcare facilities	$55,305	$981	$56,286	2.5%
Other (a)	575,268	32,782	608,050	27.2%
Total commercial real estate, other	$2,180,491	$61,205	$2,241,696	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 3% of total loans at September 30, 2024 and December 31, 2023. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Construction	$854	$673	$701	$699	$1,241
Commercial real estate, other	17,239	19,852	21,788	20,915	21,257
Commercial and industrial	11,592	10,943	10,581	10,490	10,205
Premium finance	711	763	607	484	476
Leases	16,970	15,218	12,889	10,850	11,692
Residential real estate	6,058	5,939	5,866	5,937	6,251
Home equity lines of credit	1,804	1,737	1,689	1,588	1,640
Consumer, indirect	8,924	8,654	8,301	8,590	7,516
Consumer, direct	2,370	2,332	2,279	2,343	2,519
Deposit account overdrafts	117	136	121	115	127
Allowance for credit losses	$66,639	$66,247	$64,822	$62,011	$62,924
As a percent of total loans	1.06%	1.05%	1.05%	1.01%	1.03%
The increase in the allowance for credit losses at September 30, 2024 compared to June 30, 2024 was primarily due to an increase in reserves for individually analyzed loans and leases. The increase in the allowance balance at September 30, 2024 when compared to September 30, 2023 was driven by increase in reserves for individually analyzed loans and leases and loan growth.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2023 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Gross charge-offs:
Commercial real estate, other	—	—	212	296	278
Commercial and industrial	259	56	235	640	199
Premium finance	37	55	54	43	33
Leases	3,753	2,377	1,270	2,019	905
Residential real estate	—	64	80	20	50
Home equity lines of credit	2	9	—	4	32
Consumer, indirect	1,820	1,567	1,461	1,234	926
Consumer, direct	162	141	226	142	92
Consumer	1,982	1,708	1,687	1,376	1,018
Deposit account overdrafts	558	338	336	352	319
Total gross charge-offs	$6,591	$4,607	$3,874	$4,750	$2,834
Recoveries:
Commercial real estate, other	$100	$(80)	$83	$825	$97
Commercial and industrial	1	10	7	98	3
Premium finance	4	4	8	—	12
Leases	56	173	212	25	168
Residential real estate	58	68	83	67	27
Home equity lines of credit	—	—	7	1	—
Consumer, indirect	186	117	71	130	149
Consumer, direct	19	15	9	12	11
Consumer	205	132	80	142	160
Deposit account overdrafts	83	67	74	103	49
Total recoveries	$507	$374	$554	$1,261	$516
Net charge-offs (recoveries):
Construction	$—	$—	$—	$—	$—
Commercial real estate, other	(100)	80	129	(529)	181
Commercial and industrial	258	46	228	542	196
Premium finance	33	51	46	43	21
Leases	3,697	2,204	1,058	1,994	737
Residential real estate	(58)	(4)	(3)	(47)	23
Home equity lines of credit	2	9	(7)	3	32
Consumer, indirect	1,634	1,450	1,390	1,104	777
Consumer, direct	143	126	217	130	81
Consumer	1,777	1,576	1,607	1,234	858
Deposit account overdrafts	475	271	262	249	270
Total net charge-offs	$6,084	$4,233	$3,320	$3,489	$2,318
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	(0.01)%	0.01%	0.01%	(0.03)%	0.01%
Commercial and industrial	0.02%	—%	0.02%	0.03%	0.01%
Premium finance	—%	—%	—%	—%	—%
Leases	0.23%	0.14%	0.07%	0.13%	0.05%
Residential real estate	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.10%	0.09%	0.09%	0.07%	0.05%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.11%	0.10%	0.10%	0.08%	0.06%
Deposit account overdrafts	0.03%	0.02%	0.02%	0.02%	0.02%
Total	0.38%	0.27%	0.22%	0.23%	0.15%

Each with "--%" not meaningful.
Total net charge-offs during the third quarter of 2024 were $6.1 million, or 0.38% of average total loans on an annualized basis, compared to $4.2 million, or 0.27% of average total loans on an annualized basis, during the linked quarter and $2.3 million, or 0.15% of average total loans on an annualized basis, during the third quarter of 2023. The increase for the third quarter of 2024 when compared to the linked quarter was driven by an increase in net charge-offs on leases originated by our North Star Leasing division. The increase in net charge-offs during the third quarter of 2024 versus the prior year third quarter was primarily attributable to an increase in charge-offs on leases originated by our North Star Leasing division and indirect consumer loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Loans 90+ days past due and accruing:
Commercial real estate, other	$3,838	$106	$231	$78	$487
Commercial and industrial	413	208	10	316	67
Premium finance	7,771	2,546	2,208	1,355	1,581
Leases	12,675	3,193	4,070	3,826	6,007
Residential real estate	2,442	1,209	780	877	736
Home equity lines of credit	292	230	181	171	177
Consumer, indirect	46	67	134	68	47
Consumer, direct	101	33	48	25	15
Consumer	147	100	182	93	62
Total loans 90+ days past due and accruing	$27,578	$7,592	$7,662	$6,716	$9,117
Nonaccrual loans:
Commercial real estate, other	4,416	4,833	3,773	2,816	3,661
Commercial and industrial	7,008	6,030	6,205	2,758	3,116
Leases	12,428	11,849	10,136	8,436	7,929
Residential real estate	6,658	7,078	7,450	7,921	8,454
Home equity lines of credit	1,461	1,454	1,134	1,022	1,026
Consumer, indirect	2,726	2,261	2,506	2,412	1,904
Consumer, direct	110	164	157	112	97
Consumer	2,836	2,425	2,663	2,524	2,001
Total nonaccrual loans	$34,807	$33,669	$31,361	$25,477	$26,187
Total nonperforming loans ("NPLs")	$62,385	$41,261	$39,023	$32,193	$35,304
OREO:
Commercial	$7,118	$7,118	$7,118	$7,118	$7,118
Residential	279	291	120	56	56
Total OREO	$7,397	$7,409	$7,238	$7,174	$7,174
Total nonperforming assets ("NPAs")	$69,782	$48,670	$46,261	$39,367	$42,478
Criticized loans (a)	$237,627	$239,943	$256,565	$235,239	$213,156
Classified loans (b)	$133,241	$120,180	$147,518	$120,027	$124,836
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.55%	0.53%	0.51%	0.41%	0.43%
NPLs as a percent of total loans (d)	0.99%	0.65%	0.63%	0.52%	0.58%
NPAs as a percent of total assets (d)	0.76%	0.53%	0.50%	0.43%	0.48%
NPAs as a percent of total loans and OREO (d)	1.11%	0.77%	0.74%	0.64%	0.70%
Allowance for credit losses as a percent of nonaccrual loans	191.45%	196.76%	206.70%	245.79%	240.29%
Allowance for credit losses as a percent of NPLs (d)	106.82%	160.56%	166.11%	194.38%	178.23%
Criticized loans as a percent of total loans (a)	3.79%	3.79%	4.14%	3.82%	3.50%
Classified loans as a percent of total loans (b)	2.12%	1.90%	2.38%	1.95%	2.05%
(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Compared to at June 30, 2024, Peoples' NPAs increased from 0.53% of total assets to 0.76% at September 30, 2024. Total loans 90+ days past due and accruing and nonaccrual loans in total increased at September 30, 2024 compared to at June 30, 2024 due primarily to increases in nonperforming leases. Total loans 90+ days past due increased from $7.6 million at June 30,2024 to $27.6 million at September 30, 2024, and were impacted by increases in leases, premium finance loans, and other commercial real estate loans. The increase in loans 90+ days past due is driven by higher administrative delinquencies on Vantage leases and premium finance loans. During the third quarter of 2024, criticized loans decreased $2.3 million, while classified loans increased $13.1 million when compared to at June 30, 2024. The decrease in the amounts of criticized loans compared to at June 30, 2024 was primarily driven by paydowns and upgrades of the risk rating. The increase in the amount of classified loans compared to at June 30, 2024 was primarily due to downgrades in the risk rating from newly reported loans. The increase in NPAs compared to at December 31, 2023, was primarily driven by increases of nonaccrual leases originated by our North Star Leasing division, commercial and industrial loans, and other commercial real estate loans. The increase in NPAs compared to at September 30, 2023, was impacted by the increase in nonaccrual leases originated by our North Star Leasing division and an increase in loans past due and accruing.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Non-interest-bearing deposits (a)	$1,453,441	$1,472,697	$1,468,363	$1,567,649	$1,569,095
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,065,912	1,083,512	1,107,712	1,144,357	1,181,079
Savings accounts	864,935	880,542	901,493	919,244	987,170
Retail CDs	1,884,139	1,812,874	1,680,413	1,443,417	1,198,733
Money market deposit accounts	894,690	869,159	859,961	775,488	730,902
Governmental deposit accounts	824,136	766,337	825,170	726,713	761,625
Brokered CDs	495,904	412,653	483,444	575,429	608,914
Total interest-bearing deposits	6,029,716	5,825,077	5,858,193	5,584,648	5,468,423
Total deposits	$7,483,157	$7,297,774	$7,326,556	$7,152,297	$7,037,518
Demand deposits as a percent of total deposits	34%	35%	35%	38%	39%
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2024, period-end total deposits increased $185.4 million, or 3%, compared to at June 30, 2024, primarily driven by increases of (i) $83.3 million in brokered certificates of deposit, (ii) $71.3 million in retail certificates of deposit, and (iii) $57.8 million in governmental deposit accounts, partially offset by a decrease of $19.3 million in non-interest bearing deposits. The increase in retail certificates of deposits was due to current specials being offered, while the increase in governmental deposit accounts was due to the seasonality of those balances. The increase in brokered deposits was due to the lower-cost of funding available compared to Federal Home Loan Bank ("FHLB") advances.
At September 30, 2024, period-end total deposits increased $445.6 million, or 6%, compared to at September 30, 2023. The increase was primarily driven by increases of $685.4 million in retail certificates of deposit, $163.8 million in money market deposit accounts, and $62.5 million in governmental deposit accounts, offset by decreases of $122.2 million, $115.7 million, $115.2 million, and $113.0 million in savings accounts, non-interest bearing deposits, interest-bearing demand deposit accounts and brokered certificates of deposit, respectively. The increase in retail certificates of deposits was driven by current promotions being offered. Given the rate environment, there has been a mix shift in the deposit portfolio over the last twelve months.
As part of its funding strategy, Peoples hedges 90-day brokered CDs with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs. As of September 30, 2024, Peoples had 9 effective interest rate swaps, with an aggregate notional value of $85.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Short-term borrowings:
FHLB Overnight borrowings	$—	$295,000	$260,192	$369,000	$484,000
Retail repurchase agreements	12,945	24,733	90,304	99,121	101,437
Bank Term Funding Program ("BTFP")	163,000	163,000	163,000	133,000	—
Total short-term borrowings	$175,945	$482,733	$513,496	$601,121	$585,437
Long-term borrowings:
FHLB advances	$132,157	$132,524	$132,683	$112,865	$83,247
Vantage non-recourse debt	50,059	47,393	49,529	49,572	41,783
Other long-term borrowings	54,608	54,340	54,071	53,804	48,282
Total long-term borrowings	$236,824	$234,257	$236,283	$216,241	$173,312
Total borrowed funds	$412,769	$716,990	$749,779	$817,362	$758,749
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at September 30, 2024 decreased compared to at June 30, 2024 and at September 30, 2023, primarily due to lower FHLB overnight borrowings.
Capital/Stockholders’ Equity
At September 30, 2024, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2024, Peoples had a capital conservation buffer of 5.49%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Capital Amounts:
Common Equity Tier 1	$821,192	$799,710	$780,017	$766,691	$752,728
Tier 1	875,800	854,050	834,089	820,495	801,010
Total (Tier 1 and Tier 2)	938,474	916,073	894,662	873,225	855,054
Net risk-weighted assets	$6,958,225	$6,814,149	$6,674,114	$6,524,577	$6,505,779
Capital Ratios:
Common Equity Tier 1	11.80%	11.74%	11.69%	11.75%	11.57%
Tier 1	12.59%	12.53%	12.50%	12.58%	12.31%
Total (Tier 1 and Tier 2)	13.49%	13.44%	13.40%	13.38%	13.14%
Tier 1 leverage ratio	9.86%	9.56%	9.43%	9.57%	9.34%
Peoples' risk-based capital ratios at September 30, 2024 increased when compared to June 30, 2024, due to net income during the quarter, partially offset by dividends paid. Compared to at September 30, 2023, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by dividends paid. The common equity tier 1 risk-based capital ratio at September 30, 2024 also increased compared to at September 30, 2023 due to higher net income.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Tangible equity:
Total stockholders' equity	$1,124,972	$1,077,833	$1,062,002	$1,053,534	$993,219
Less: goodwill and other intangible assets	403,922	406,417	409,285	412,172	408,494
Tangible equity	$721,050	$671,416	$652,717	$641,362	$584,725
Tangible assets:
Total assets	$9,140,471	$9,226,461	$9,270,774	$9,157,382	$8,942,534
Less: goodwill and other intangible assets	403,922	406,417	409,285	412,172	408,494
Tangible assets	$8,736,549	$8,820,044	$8,861,489	$8,745,210	$8,534,040
Tangible book value per common share:
Tangible equity	$721,050	$671,416	$652,717	$641,362	$584,725
Common shares outstanding	35,538,607	35,498,977	35,486,234	35,314,745	35,395,990
Tangible book value per common share	$20.29	$18.91	$18.39	$18.16	$16.52
Tangible equity to tangible assets ratio:
Tangible equity	$721,050	$671,416	$652,717	$641,362	$584,725
Tangible assets	$8,736,549	$8,820,044	$8,861,489	$8,745,210	$8,534,040
Tangible equity to tangible assets	8.25%	7.61%	7.37%	7.33%	6.85%
Tangible book value per common share increased to $20.29 at September 30, 2024 compared to $18.91 at June 30, 2024. The change in tangible book value per common share was due to tangible equity increasing during the third quarter of 2024 primarily due to net income and a decrease in accumulated other comprehensive loss over the last three months. Tangible book value per common share at September 30, 2024 increased compared to at September 30, 2023 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
300	$24,025	7.2%	$15,063	4.6%	$(53,947)	(3.2)%	$(157,625)	(9.4)%
200	16,598	5.0%	10,282	3.1%	(32,181)	(1.9)%	(107,620)	(6.4)%
100	8,502	2.5%	5,468	1.7%	(14,874)	(0.9)%	(53,585)	(3.2)%
(100)	(9,491)	(2.8)%	(7,427)	(2.3)%	(6,260)	(0.4)%	31,722	1.9%
(200)	(16,509)	(4.9)%	(15,446)	(4.7)%	(37,417)	(2.2)%	46,537	2.8%
(300)	(12,492)	(3.7)%	(16,822)	(5.1)%	(98,666)	(5.9)%	47,198	2.8%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2024, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At September 30, 2024, the bear steepener scenario produced an increase in net interest income of 0.8% and an increase in the economic value of equity of 5.6%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Decreased deposit and funding costs would be more than offset by increased variable rate asset yields over a longer horizon; resulting in an increased amount of net interest income and net interest margin over a 24-month period. At September 30, 2024, the bull steepener scenario produced a decline of 0.4% to net interest income, as the impact of recent term funding mitigates the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 2.8%. Over a 24-month horizon, the bull steepener scenario produced an increase of 1.0% to net interest income.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2024, Peoples had entered into 9 interest rate swap contracts with an aggregate notional value of $85.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2024, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
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
At September 30, 2024, Peoples Bank had liquid assets of $444.5 million, which represented 4.3% of total assets and unfunded loan commitments. Peoples also had an additional $167.0 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Home equity lines of credit	$248,400	$247,757	$246,035	$244,367	$245,764
Unadvanced construction loans	376,595	371,322	349,850	349,850	351,473
Other loan commitments	815,199	759,121	714,513	769,759	768,788
Loan commitments	$1,440,194	$1,378,200	$1,310,398	$1,363,976	$1,366,025
Standby letters of credit	$9,917	$10,507	$13,131	$14,318	$15,452
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended September 30, 2024:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2024	2,399	(2)(3)	$29.58	(2)(3)	—	$16,616,711
August 1 – 31, 2024	1,202	(3)	$31.69	(3)	—	$16,616,711
September 1 – 30, 2024	1,098	(2)	$31.90	(2)	—	$16,616,711
Total	4,699		$30.66		—	$16,616,711
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the third quarter of 2024.
(2)Information reported includes 1,313 common shares and 1,098 common shares purchased in open market transactions during July 2024 and September 2024, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 1,086 and 1,202 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during July and August 2024, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c) During the three months ended September 30, 2024, no director of Peoples and no officer of Peoples (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Change in Control Agreement dated August 1, 2024, between Tyler Wilcox and Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 10.1 to Peoples' Current Report on Form 8-K dated and filed on August 2, 2024 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2024 (Unaudited) and at December 31, 2023; (ii) Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months and the nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months and the nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months and the nine months ended September 30, 2024 and 2023; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 31, 2024	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	October 31, 2024	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer