Form 10-K
period 2024-12-31
PEOPLES BANCORP INC
filed 2025-02-27
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2024
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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $1,002,781,000 based upon the closing price as reported on the Nasdaq Global Select Market®. For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 35,670,204 common shares, without par value, at February 26, 2025.

Document Incorporated by Reference:
Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2025 (the “2025 Annual Meeting of Shareholders”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
◦person-to-person and business-to-business payment processing via Zelle®, FedNow®, and Real-Time Payments®;
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
◦asset management and administration services; and
◦employee benefit, retirement, and healthcare plan administration services.
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
Peoples’ business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples’ financial performance for the fiscal year ended December 31, 2024, see Peoples’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
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
Recent Corporate Developments
On October 25, 2022, Peoples announced the signing of a definitive Agreement and Plan of Merger providing for Peoples’ acquisition, in an all-stock merger, of Limestone Bancorp Inc. (“Limestone”), a bank holding company headquartered in Louisville, Kentucky, and the parent company of Limestone Bank. Under the terms of the Agreement and Plan of Merger, Limestone merged with and into Peoples, and Limestone Bank merged with and into Peoples’ wholly-owned subsidiary, Peoples Bank (collectively, the “Limestone Merger”). The Limestone Merger closed as of the close of business on April 30, 2023. As consideration, Limestone shareholders received 0.90 common shares of Peoples for each full share of Limestone that was owned at the merger date, resulting in the issuance of 6,827,668 common shares by Peoples, or aggregate consideration of $177.9 million. Peoples recorded goodwill in the amount of $68.8 million and core deposit other intangible assets in the amount of $27.7 million related to this transaction.
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples’ outstanding common shares. Peoples repurchased an aggregate of 100,905 of its common shares totaling $3.0 million during 2024, an aggregate of 107,219 of its common shares totaling $3.0 million during 2023, and an aggregate of 263,183 of its common shares totaling $7.4 million during 2022, under the share repurchase program authorized on January 28, 2021.
Primary Market Area and Customers
Peoples considers its primary market area to be those counties with a physical branch presence and their contiguous counties. This includes Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland. Peoples currently operates 67 offices in Ohio, 29 offices in West Virginia, 43 offices in Kentucky, three offices in Virginia, two offices in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont, and an equipment leasing office in Minnesota. Peoples’ market area consists of rural, small urban and metropolitan markets in which Peoples serves a diverse group of industries and consumers. Principal industries served in Peoples’ primary market area include manufacturing, distribution, commercial real estate, healthcare, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic area provides diversity, which helps prevent Peoples’ revenue and earnings from being largely dependent upon any single industry segment.
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
Peoples Bank’s loans consist of credit extensions to consumers and other borrowers spread over a broad range of industrial classifications. At December 31, 2024, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans (also referred to as “loans, net of deferred fees and costs”), nor did Peoples Bank have any loans outstanding to non-United States (“U.S.”) entities.
Commercial Lending
Commercial loans include commercial and industrial loans, commercial real estate loans, construction loans, and commercial credit card loans. Commercial loans represented the largest portion of Peoples Bank’s total loan portfolio, comprising approximately 60.3% and 60.8% of total loans at December 31, 2024, and at December 31, 2023, respectively. Commercial lending inherently carries a significant risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank’s commercial loans carry variable interest rates equal to an underlying index rate plus a margin. However, Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2024, the commercial loan portfolio consisted of

61.1% in variable interest rate loans and 38.9% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower’s anticipated future cash flows will be adequate to service both interest and principal due.
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
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset purchases, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. At December 31, 2024, commercial and industrial loans comprised 21.2% of Peoples Bank’s total loan portfolio, compared to 19.2% at December 31, 2023.
Commercial Real Estate Loans
Peoples Bank’s portfolio of commercial real estate loans comprised 33.9% of total loans at December 31, 2024, and 35.7% at December 31, 2023. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes multifamily complexes, office buildings and complexes, retail facilities, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank’s construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 5.2% of Peoples Bank’s total loan portfolio at December 31, 2024 and 5.9% at December 31, 2023.
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
Insurance Premium Finance Loans
Based in Lee Summit, Missouri, Peoples Premium Finance originates insurance premium finance loans through independent insurance agency partners nationwide that provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. Peoples Bank’s portfolio of insurance premium finance loans comprised 4.2% of total loans at December 31, 2024, and 3.3% of total loans at December 31, 2023, with the original portfolio having been acquired during 2020. The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 10% to 20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.
Commercial Equipment Leases and Equipment Financing Agreements
Peoples Bank originates leases and equipment financing agreements through its North Star Leasing division and through its wholly-owned subsidiary, Vantage. Peoples Bank’s portfolio of leases comprised 6.4% of total loans at December 31, 2024, and 6.7% of total loans at December 31, 2023.
Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements primarily to small businesses throughout the U.S. Based in Excelsior, Minnesota, Vantage underwrites, originates and services primarily technology equipment leases to medium and large businesses throughout the U.S. Both North Star Leasing’s and Vantage’s leases transfer substantially all of the benefits and much of the risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded where leases are classified as sales-type or direct finance leases. For those leases classified as operating, the original cost of the equipment, which is subsequently depreciated over the life of the asset, is recorded on Peoples’ Consolidated Balance Sheet. For leases classified as sales-type or direct finance, revenue is recognized as a constant percentage return on the lease’s carrying value. For leases classified as operating, lease income is recognized ratably over the life of the lease. Lease origination costs are deferred and amortized as an adjustment of the related lease’s yield.
Residential Real Estate Loans
Peoples Bank’s portfolio of residential real estate loans comprised 13.2% of total loans at December 31, 2024, and 12.9% of total loans at December 31, 2023. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank also had $2.3 million of residential real estate loans held for sale and was servicing $346.2 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, at December 31, 2024. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
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

Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2024, outstanding home equity lines of credit comprised 3.7% of Peoples Bank’s total loans, compared to 3.4% at December 31, 2023. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term, with interest-only payments and a balloon payment at maturity. At December 31, 2024, Peoples Bank’s home equity loan portfolio consisted of 99.2% in variable interest rate loans and 0.8% in fixed interest rate loans. At December 31, 2024, 18.7% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $44.0 million and $57.9 million, respectively, and a weighted-average remaining maturity of 6.7 years. The average original loan amount under these convertible rate home equity lines of credit was $51,000 at December 31, 2024.
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
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2024, consumer indirect loans comprised 10.5% of Peoples Bank’s total loan portfolio, compared to 10.8% at December 31, 2023.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as consumer loans originated through the retail branch channel. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending for new and pre-owned vehicles through approved franchise or independent dealerships. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing and industry experience, evaluates customer experience with the dealership, and completes an inspection of the inventory, showroom, and general facilities. On an ongoing basis, the dealerships are monitored based on production volume, application approval rates, portfolio default rates, adherence to loan pricing guidelines, compliance with fair lending laws and consumer protection regulations, including unfair and deceptive acts and practices (“UDAP”) under Section 5 of the FTC Act or unfair, deceptive or abusive acts and practices (“UDAAP”) pursuant to the Dodd-Frank Act.
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 1.7% of Peoples Bank’s total loan portfolio at December 31, 2024, compared to 2.1% at December 31, 2023.
Overdraft Services
Peoples Bank grants overdraft services to qualified customers, which provides overdraft protection to deposit customers, both individual and business, by establishing an overdraft amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an overdraft amount of $400, $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt out of the overdraft services offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their overdraft limit, with each item being charged Peoples Bank’s regular overdraft fee, with a maximum of five charges per day when the customer’s account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Peoples’

overdraft services are designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and non-bank “check cashing services.” Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Peoples’ overdraft services to ATM and one-time debit card transactions. While the overdraft services generate fee income, these fees may be partially offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with net charge-offs, was included in determining Peoples Bank’s allowance for credit losses. At December 31, 2024, the unfunded commitment related to overdraft services was $79.6 million.
Investment Activities
At December 31, 2024, investment securities comprised 20.7% of Peoples’ total assets, compared to 19.6% at December 31, 2023. The majority of Peoples’ investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2024, included obligations of agencies and corporations of the U.S. government, including mortgage-backed securities, obligations of U.S. government sponsored agencies, bank eligible obligations of states and political subdivisions in the U.S., and bank eligible corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
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
Funding Sources
Peoples’ primary sources of funds for lending and investing activities are interest-bearing and non-interest-bearing deposits. Cash flows from both the loan and investment portfolios, which include scheduled payments, as well as prepayments, calls and maturities, also provide a relatively stable source of funds. Peoples also utilizes a variety of short-term borrowings and long-term borrowings to fund asset growth and satisfy liquidity needs. Peoples also hedges 90-day brokered deposits and Federal Home Loan Bank of Cincinnati (“the FHLB”) advances with interest rate swaps as part of its funding strategy. The swaps pay a fixed rate of interest while receiving variable interest based on the three-month Secured Overnight Financing Rate (“SOFR”), which offsets the rate on the brokered deposits or FHLB advances. Peoples’ funding sources are managed through Peoples’ asset-liability management process and monitored by the ALCO, which is discussed further in the “Interest Rate Sensitivity and Liquidity” section of “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
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
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service (“CDARS”) program and money market deposit accounts through the Insured Cash Sweep (“ICS”) services network. Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain “one-way buy” CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source. CDARS one-way buys are classified as brokered deposits in “Note 8 Deposits”. ICS overnight deposits are classified as other short-term borrowings in “Note 9 Short-Term Borrowings.”
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
Borrowed Funds
Peoples obtains funds through a variety of short-term borrowings and long-term borrowings, which typically include advances from the Federal Home Loan Bank (“FHLB”) and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. Peoples utilized the Bank Term Funding Program (“BTFP”) through November of 2024, which was created by the Federal Reserve Bank to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offers loans of up to one year in length. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples’ daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
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
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets and certain major metropolitan areas. Management believes Peoples has developed a level of expertise in serving the financial service needs of all communities. Peoples’ primary market area has expanded into larger metropolitan and other areas, such as central, southwestern and northeastern Ohio along with Kentucky, eastern Virginia, southern Maryland, Minnesota, Vermont, West Virginia, and Washington, D.C. Peoples also competes nationally when providing insurance premium financing and commercial equipment leases and equipment financing arrangements. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples’ current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.

Human Capital Resources
At December 31, 2024, Peoples had 1,479 full-time equivalent employees, compared to 1,478 at December 31, 2023. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as various other programs and benefits. Peoples has also implemented a $15 minimum wage throughout the organization and all associates were at or above this threshold as of January 2023. Peoples Bank has been recognized by Newsweek as one of America’s Best Workplaces in 2024 and one of America’s Best Regional Banks in 2024, and Peoples Bank has been recognized as a “Best Bank to Work For” by American Banker in each of 2021, 2022, 2023, and 2024.
Peoples strives to be an inclusive and diverse workplace, free of harassment, and encourages employees to voice their opinions. Peoples works to attract and retain top quality talent, and in doing so, promotes a learning environment where positive constructive feedback can be given at any level of the organization. Employees are encouraged to communicate their thoughts, whether it is with a co-worker, management or the Human Resources Department. Peoples also provides an anonymous ethics hotline for employees to report any issues that they may feel uncomfortable reporting to management. Peoples maintains many reward programs for employees and management to recognize contributions by individuals and teams within the organization. Peoples provides internal training throughout the organization, as well as opportunities to attend external and online training events. Managers complete quarterly performance reviews with employees, and semi-annual employee satisfaction pulse surveys are completed. Peoples tracks and monitors employee turnover and conducts exit interviews to better understand why employees choose to leave the organization.
Peoples maintains a high level of commitment to its communities, which is shown both through employees volunteering and with donations made to many organizations within the Peoples footprint.
Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo),” “Peoples Bancorp,” “Peoples Bank,” Peoples in motion logo consisting of three arched ribbons, “Working Together. Building Success.”, “Peoples Insurance (with logo)”, “Peoples Investment Services”, “Peoples Premium Finance”, “North Star Leasing” and “peoplesbancorp.com” with the U.S. Patent and Trademark Office (the “USPTO”). Additionally, Peoples is the owner of “tradeIT”, a registered service mark of Vantage. These service marks currently have expiration dates ranging from 2025 to 2031.
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
Various requirements and restrictions under the laws of the U.S., and the states of Ohio, Kentucky, West Virginia, Virginia, Washington, D.C., Maryland, Minnesota,Vermont and Missouri affect the operations of Peoples Bank, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on transactions between Peoples Bank and Peoples, limitations on the payment of dividends, and limitations on branching. Consumer laws and regulations that are designed to prevent unfair, deceptive and abusive acts and practices and that ensure that consumers have access to fair, transparent and competitive markets for consumer financial products and services also affect the services provided by Peoples Bank.
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
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points (from three basis points to five basis points), applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% percent by September 30, 2028. Since the previous semiannual update, the DIF reserve ratio increased by 6 basis points—from 1.15 percent as of December 31, 2023, to 1.21 percent as of June 30, 2024, due to growth in the DIF balance and slower-than-average insured deposit growth. The FDIC staff projects that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028.
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
Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic (“COVID-19”), the Federal Reserve reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.

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
Under Regulation W, an affiliate of a bank is generally any company that controls the bank, any company under common control with the bank, and any financial subsidiary of the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
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
The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) and Initiatives Related to COVID-19
In response to the novel COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020, to provide national emergency economic relief measures. Section 1102 of the CARES Act amended the loan program of the SBA, in which Peoples Bank participated, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (“PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans were eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders were permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law the Consolidated Appropriates Act, 2021, which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.5 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. The PPP program ended May 31, 2021 and no new loans can be originated under that program.
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
Community Reinvestment Act
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low-income and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings that must be publicly disclosed. Peoples Bank received an overall rating of “Satisfactory” pursuant to its most recent CRA rating assigned by the Federal Reserve Board.
On October 24, 2023, the federal banking agencies, including the Federal Reserve Board, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations, and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the changes to the CRA regulations is January 1, 2026. Peoples cannot predict the impact the changes to the CRA will have on its operations at this time.

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
Peoples also has entered into certain agreements that place restrictions on dividends. Specifically, Peoples Bank is prohibited from paying dividends in an amount greater than permitted by law without requiring prior Federal Reserve Board or other regulatory approval. In addition, if Peoples were to elect to defer payments of interest on the subordinated debt securities held by NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I or Porter Statutory Trusts II-IV or an event of default were to occur under the indenture governing those subordinated debt securities, Peoples will be prohibited from declaring or paying any dividends on Peoples’ common shares. Even where the declaration or payment of a dividend would not otherwise be restricted under applicable laws, Peoples or Peoples Bank may decide to limit the payment of dividends in order to retain earnings for corporate use.
Customer Privacy and Other Consumer Protections
Peoples Bank is subject to regulations limiting the ability of financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated party. Peoples Bank is also subject to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Bank Secrecy Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act and the authority granted to banking regulators under the Federal Trade Commission Act with respect to unfair, deceptive, or abusive acts or practices.
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The effective date for compliance with the Final Small Dollar Rule is March 30, 2025.
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
Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Peoples and Peoples Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.
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
Following the adoption of additional listing requirements in 2023 to comply with the Dodd-Frank Act and rules adopted by the SEC in October 2022, public companies are now required to adopt and implement “clawback” policies for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating an accounting restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within the three completed fiscal years immediately preceding the date the issuer is required to prepare a restatement and would cover all executives (including former executives) who received incentive awards. Peoples has implemented a clawback policy and it is posted under the “Governance – Governance Documents” tab of the “Investor Relations” page of Peoples’ Internet website at www.peoplesbancorp.com.
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
In November 2021, the federal bank regulatory agencies issued a final rule, that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or the information system occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.
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
Future Legislation and Administrative Rulemaking
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. For example, as a result of the COVID-19 pandemic, the U.S. Congress enacted the CARES Act and other legislation during 2020 that provided significant funding for PPP loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. Additionally, there were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation and administrative rulemaking may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.
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
The accounting treatment of the interest rate swaps entered into by Peoples as part of Peoples’ interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. At December 31, 2024, Peoples had eight effective interest rate swaps, with an aggregate notional value of $75.0 million, which were designated as cash flow hedges of brokered deposits, and which are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. At December 31, 2024, the termination value of derivative financial instruments in a net liability position was $17.0 million, which included accrued interest but excluded any adjustment for nonperformance risk. At December 31, 2024, Peoples had no collateral posted with its derivative counterparties and the derivative financial counterparties had $12.3 million of cash pledged and $1.9 million of investment securities pledge. If Peoples had breached any of the provisions of the derivative financial instruments at December 31, 2024, Peoples could have been required to settle its obligations under the derivative financial agreements at the termination value.
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
Peoples has a Loan Agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association that provides Peoples with a revolving line of credit. A Sixth Amendment to the U.S. Bank Loan Agreement, entered into on March 31, 2024, extended the maturity from April 1, 2024 to March 31, 2025. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples’ operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples’ ability to comply with the covenants contained in the U.S. Bank Loan Agreement may be affected by events beyond Peoples’ control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of such covenants, or alternative sources of financing. Peoples’ ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
Additional information regarding Peoples’ credit exposure concentration at December 31, 2024 can be found in the section captioned “Loan Concentration” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
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
Peoples’ estimate of future credit losses is susceptible to changes in economic, operating and other conditions, including changes in regulations and interest rates, which may be beyond Peoples’ control, and the losses may exceed current estimates. Peoples cannot be assured of the amount or timing of losses, nor whether the allowance for credit losses will be adequate in the future.
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
The entities responsible for setting accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Peoples’ Consolidated Financial Statements. The pace of change continues to accelerate and changes in accounting standards can be difficult to predict and can materially impact how Peoples records and reports its financial condition and results of operations. In some cases, Peoples could be required to apply a new or revised guidance retroactively, resulting in the restatement of prior period financial statements.
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
On November 16, 2023, the FDIC Board adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because Peoples Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Peoples Bank was not subject to this special assessment. However, there can be no assurance that assessments may not be changed in the future and/or that additional special assessments may not be imposed in the future by the FDIC, either in response to additional bank failures or otherwise, that could increase the amount of premiums required to be paid to the FDIC by Peoples Bank. Federal deposit insurance is described in more detail in the section captioned “Supervision and Regulation” in “ITEM 1 BUSINESS” of this Form 10-K.
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
Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATMs, ITMs, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters “create” individuals for the purpose of perpetrating fraud. In addition to fraud committed directly against Peoples, Peoples may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate consumers and thereby commit fraud.
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
Peoples is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Peoples operates. For example, the bank failures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas during 2023 caused a degree of panic and uncertainty in the investor community and among bank customers generally. Peoples will continue to monitor potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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

ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
Risk Management and Strategy
Peoples has a comprehensive Enterprise Risk Management program (“ERM Program”), which includes policies and processes for assessing, identifying and managing material risks from cybersecurity threats to Peoples and its customers. Peoples’ information security policy and procedures are reviewed and assessed on an annual basis and as needed throughout the year by the Risk Committee of the Board. Peoples assesses itself against the Federal Financial Institutions Examination Council’s (“FFIEC”) Cybersecurity Assessment Tool (“CAT”) on a quarterly basis. Beginning in 2025, Peoples will assess itself using the Cyber Risk Institute Tool (“CRIT”) on at least an annual basis. Additional assessment of Peoples’ cybersecurity capabilities is performed by consultants and regulators annually. Identified risks resulting from these assessments are documented, rated and mitigated by Peoples Bank’s Chief Information Security Officer (“CISO”), with oversight by the Risk Committee.
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
Roles and Responsibilities
Peoples’ Board of Directors provides oversight of risks from cybersecurity threats primarily through the Risk Committee of the Board. The Risk Committee is comprised of all of the independent directors of the Board, along with Peoples’ Chief Executive Officer (“CEO”), and is responsible for oversight of Peoples’ risk management policies, programs and processes. The Risk Committee is organized and conducts its business pursuant to a written charter adopted by the Board. At least annually, the Risk Committee reviews and reassesses the adequacy of its charter and recommends any proposed changes to the full Board as necessary to reflect changes in regulatory requirements, authoritative guidance and evolving practices. On at least a quarterly basis, Peoples’ Chief Risk Officer provides a report to the Risk Committee regarding the overall risk condition of Peoples and whether it is within Peoples’ stated risk appetite.
Peoples’ Chief Risk Officer (“CRO”) reports to the Risk Committee and the CEO and has primary responsibility for the design and implementation of the ERM Program. The ERM Program establishes Peoples’ risk appetite, monitors key risk and performance indicators, identifies key risks within the firm, designs and executes specific risk initiatives and monitors risk mitigation efforts and control processes. The CRO updates the Risk Committee quarterly on the overall risk condition of Peoples inclusive of any cybersecurity issues or threats.
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
The CISO has primary responsibility for assessing and responding to material risks from cybersecurity threats. The current CISO is an experienced Information Security and Information Technology professional with over 25 years of experience specializing in cyber defense, vulnerability management, security operations, recovery management and as a Windows system engineer. On a quarterly basis, the CISO updates the Risk Committee on the state of cybersecurity and potential risks to Peoples’ to be considered by the Risk Committee.
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
ITEM 2 PROPERTIES
Peoples’ sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2024, Peoples Bank operated 67 offices in Ohio, 43 offices in Kentucky, 29 offices in West Virginia, three offices in Virginia, two offices in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont, and a leasing office in Minnesota. Of these 148 offices, 67 are leased and the rest are owned by Peoples Bank.
Peoples Bank’s subsidiary, Peoples Insurance, rents office space in various Peoples Bank offices, and also leases office space from third parties in Inez and Pikeville, Kentucky. Peoples Bank’s subsidiary, Vantage, rents office space in Excelsior, Minnesota, Cherry Hill, New Jersey, Holmdel, New Jersey, Austin, Texas, Grafton, Wisconsin, and Guilford, Connecticut.
Rent expense on the leased properties totaled $4.1 million in 2024 and $3.3 million in 2023, which excludes intercompany rent expense. The following properties have a lease term expiring on or before June 2025:

Location	Address	Lease Expiration Date
Cherry Hill	4 Haddonfield Road, Suite 217 Cherry Hill, NJ	February 2025 (b)
Guilford (Vantage)	The Monroe Building, 87 Whitfield Street, Office 5 Guilford, CT	March 2025 (e)
Dupont Cir. -17th St. Wash. DC	1604 17th St NW Washington, DC	March 2025 (a)
Worthington	250 E Wilson Bridge Rd, Ste. 230 Worthington, OH	March 2025 (a)
Caldwell ATM	17010 St Rt 78 Caldwell, OH	June 2025 (c)
Akron Business Office Parking	354 S Main Street Akron, OH	June 2025 (a)
Akron Business Office	348 S Main St Akron, OH	June 2025 (a)
GWB Oil & Gas - Storage Bldg	2013-B State Route 821 Marietta, OH	June 2025 (c)
North Canton-LPO	125 S. Main Street North Canton, OH	June 2025 (d)
Waynesville Parking Easement	826 Franklin Rd Waynesville, OH	June 2025 (c)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement will switch to a month to month lease at expiration.
(c) Current lease agreement will auto-renew for 1 year periods until terminated by one of the parties.
(d) Current lease agreement has one one-year extension remaining.
(e) Current lease agreement has one two-year extension remaining.
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

PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples’ common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2024, Peoples had 4,219 shareholders of record.
Peoples currently plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in “Note 17 Regulatory Matters,” as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of “ITEM 1 BUSINESS” of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended December 31, 2024:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share		(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2024	1,448	(2)(3)	$30.98	(2)(3)	—	$16,616,711
November 1 – 30, 2024	77	(3)	$30.83	(3)	—	$16,616,711
December 1 – 31, 2024	1,213	(2)(3)	$35.08	(2)(3)	—	$16,616,711
Total	2,738		$32.79		—	$16,616,711
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021.
(2)Information includes 1,118 and 1,055 common shares purchased in open market transactions during October and December 2024, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes an aggregate of 330, 77, and 158 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan and vested during October, November, and December 2024, respectively.

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
The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2019, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 2,000 in order of descending market capitalization in the Russell 3000 Index. The second is the KBW Nasdaq Bank Index, which is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S. The KBW Nasdaq Bank Index includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions.

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG PEOPLES BANCORP INC., RUSSELL 2000 INDEX, AND KBW NASDAQ BANK INDEX

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
2019
2020
2021
2022
2023
2024
Peoples Bancorp Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	At December 31,
	2019	2020	2021	2022	2023	2024
Peoples Bancorp Inc.	$100.00	$82.73	$101.62	$94.87	$119.81	$118.64
Russell 2000 Index	$100.00	$119.93	$137.67	$109.50	$127.98	$142.73
KBW Nasdaq Bank Index	$100.00	$89.69	$124.08	$97.53	$96.66	$132.63

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
(5)uncertainty regarding the nature, timing, cost, and effect of legislative or regulatory changes or actions, or deposit insurance premium levels, promulgated and to be promulgated by governmental and regulatory agencies, including the ODFI, the FDIC, the Federal Reserve Board, and the CFPB, which may subject Peoples, its subsidiaries, or one or more acquired companies to a variety of new and more stringent legal and regulatory requirements;
(6)the effects of easing restrictions on participants in the financial services industry;
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and changes in the relationship of the U.S. and U.S. global trading partners), and changes in the federal, state, and local government policy and the impact these conditions may have on Peoples, Peoples’ customers and Peoples’ counterparties, and Peoples’ assessment of the impact, which may be different than anticipated;

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
(18)the impact of larger or similar-sized financial institutions encountering problems, such as the failure in 2024 of Republic First Bank, and closures in 2023 of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas, which may adversely affect the banking industry and/or Peoples’ business generation and retention, funding and liquidity, including Peoples’ continued ability to grow deposits or maintain adequate deposit levels, and may further result in potential increased regulatory requirements, increase reputational risk and potential impacts to macroeconomic conditions;

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
(26)the impact on Peoples’ businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters including severe weather events, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the ongoing conflicts in the Middle East);
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
(31)the risk that expected revenue synergies and cost savings from the Limestone Merger may not be fully realized or realized within the expected time frame;
(32)changes in laws or regulations imposed by Peoples’ regulators impacting Peoples’ capital actions, including dividend payments and share repurchases;
(33)the vulnerability of Peoples’ network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;

(34)regulatory and legal matters, including the failure to resolve outstanding matters on a timely basis and the potential of new regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
(35)Peoples’ business may be adversely affected by increased political and regulatory scrutiny of corporate ESG practices;
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
Mergers and Acquisitions
◦During 2024, Peoples incurred $0.2 million of acquisition-related expenses, compared to $17.0 million for 2023 and $3.0 million for 2022. The acquisition-related expenses in 2024 and 2023 were related to the Limestone Merger. The acquisition-related expenses in 2022 were related to the Vantage acquisition (defined below), the merger with Premier Financial Bancorp, Inc (“Premier Merger”), and the Limestone Merger.
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
◦On March 7, 2022, Peoples Bank purchased 100% of the equity of Vantage, a nationwide provider of equipment financing headquartered in Excelsior, Minnesota (the “Vantage acquisition”). Peoples Bank acquired assets comprising Vantage’s lease business, including $154.9 million in leases and certain third-party debt in the amount of $106.9 million. Peoples Bank paid cash consideration of $54.0 million and also repaid approximately $28.9 million in recourse debt on behalf of Vantage. Vantage offers mid-ticket equipment leases, primarily for business essential information technology equipment across a wide array of industries. Upon completion of the Vantage transaction, Vantage became a subsidiary of Peoples Bank. As a subsidiary, Vantage has continued to operate under the name Vantage Financial, which leverages Vantage’s strong brand recognition within the equipment finance industry. Peoples recorded goodwill in the amount of $27.2 million and other intangible assets of $13.2 million, which included a customer relationship intangible, a trade-name intangible and non-compete agreements related to this transaction.
Other Significant Developments
◦During 2024, Peoples recorded a provision for credit losses of $24.8 million, compared to a provision for credit losses of $15.2 million for 2023 and a recovery of credit losses of $3.5 million for 2022. The provision for credit losses during 2024 was driven by (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration and (iv) loan growth. The provision for credit losses during 2023 was primarily driven by (i) the addition of the provision for the loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers.
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
◦On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares, replacing the February 27, 2020 share repurchase program which had authorized Peoples to purchase up to an aggregate of $40.0 million of Peoples’ outstanding common shares. During 2024, Peoples repurchased 100,905 common shares totaling $3.0 million under the share repurchase program. During 2023, Peoples repurchased 107,219 common shares totaling $3.0 million under the share repurchase program. During 2022, Peoples repurchased 263,183 common shares totaling $7.4 million under the share repurchase program.
◦On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement. A Sixth Amendment to the U.S. Bank Loan Agreement, entered into on March 31, 2024, extended the maturity from April 1, 2024 to March 31, 2025. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.50% on July 27, 2023. The Federal Reserve Board had kept rates unchanged since July 2023, before beginning to cut rates in September 2024.
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
There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2024 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic conditions could reduce currently estimated cash flows for both commercial and consumer borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
To demonstrate the sensitivity to key economic parameters used in the measurement of the allowance for credit losses at December 31, 2024, management calculated the difference between the modeled allowance for credit losses at December 31, 2024, compared to one based on an adverse scenario. The adverse scenario reflected increases of 100 basis points in both U.S. and Ohio unemployment. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in the allowance for credit losses of approximately $6.9 million at December 31, 2024.

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
None of the indicators noted above triggered the quantitative test, but management felt it was prudent to perform a quantitative test given the time since Peoples' prior quantitative test. At October 1, 2024, management completed a quantitative assessment of goodwill. This test resulted in management concluding that the fair value of the reporting unit exceeded its carrying value.
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
New Accounting Guidance Pending Adoption
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued ASU 2023-09 on December 14, 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements were effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively with early adoption is permitted. Peoples does not expect the update will have a material impact on its consolidated financial statements.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2024 was $117.2 million, compared to $113.4 million for 2023 and $101.3 million for 2022, representing earnings per diluted common share of $3.31, $3.44 and $3.60, respectively. The increases in 2024 earnings when compared to 2023 and 2022 were driven by increases in net interest income, partially offset by increases in non-interest expenses. Non-core items, and the related tax effect of each, negatively impacted earnings per diluted common share by $0.07 for 2024 compared to $0.59 for 2023 and $0.11 for 2022.
Net interest income increased 3% to $348.7 million for 2024, compared to $339.4 million for 2023, and $253.4 million for 2022. Net interest margin was 4.21% in 2024, compared to 4.55% in 2023 and 3.96% in 2022. The increases in net interest income when compared to 2023 were driven by increases in market interest rates and the full year impact of net interest income from the Limestone Merger. Net interest margin for 2024 decreased 34 basis points when compared to 2023, which was primarily driven by higher borrowings costs, which offset higher earning asset yields. Net interest margin increased during 2023 when compared to 2022 largely due to increases in market interest rates, additional net interest income stemming from the Limestone Merger, and improvements in investment yields. Accretion income, net of amortization expense, from acquisitions totaled $25.2 million for 2024, $25.2 million for 2023, and $11.6 million for 2022, adding 30 basis points, 34 basis points, and 19 basis points, respectively, to the net interest margin.
The provision for credit losses for 2024 was $24.8 million, compared to a provision of credit losses of $15.2 million for 2023 and a recovery of credit losses of $3.5 million for 2022. Net charge-offs for 2024 were $23.2 million, compared to $8.5 million for 2023 and $7.3 million for 2022. Net charge-offs as a percent of average total loans were 0.37% for 2024, 0.15% for 2023 and 0.16% for 2022. The provision for credit losses during 2024 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration and (iv) loan growth. The provision for credit losses during 2023 compared to the provision for credit losses during 2022 was primarily driven by the addition of the provision for loans acquired in the Limestone Merger. The increase in net-charge-offs as a percent of average total loans was driven by charge-offs on small-ticket leases primarily occurring in the second half of 2024.
Total non-interest income, excluding gains and losses, for 2024 increased $9.1 million, or 10%, when compared to 2023. The increase was driven by (i) a $2.6 million increase in lease income, primarily attributable to operating lease income, (ii) a $2.4 million increase in trust and investment income driven by an increase in assets under administration and management, (iii) a $1.4 million increase in insurance income driven by higher contingency income and market increases for premiums, (iv) a $0.9 million increase in deposit account service charge income, and (vi) a $0.7 million increase in mortgage banking income. Total non-interest income for 2023 increased $8.6 million, or 11% when compared to 2022. The increase was driven by growth of $4.1 million in electronic banking income, $2.3 million in insurance income, and $2.1 million in deposit account services charges.
Total non-interest expense for 2024 and 2023, was impacted by the Limestone Merger and acquisition-related non-interest expenses, which added $0.2 million and $17.0 million, respectively, across various line-items within non-interest expense. The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. Acquisition-related expenses are considered a non-core non-interest expense by Peoples. This information is used by Peoples to provide information useful to investors in understanding Peoples’ operating performance and trends.

(Dollars in thousands)	2024	2023	2022
Non-interest expense:
Salaries and employee benefit costs	$150,041	$144,031	112,690
Data processing and software expense	25,221	21,607	14,241
Net occupancy and equipment expense	24,151	21,368	19,516
Professional fees	12,109	17,041	12,094
Amortization of other intangible assets	11,161	11,222	7,763
Electronic banking expense	7,548	7,150	9,231
Marketing expense	3,914	5,017	3,728
FDIC insurance premiums	4,929	4,785	3,702
Franchise tax expense	3,222	3,540	3,487
Other loan expenses	4,147	2,859	2,735
Communication expense	3,145	2,834	2,484
Operating lease expense	3,539	1,687	—
Travel and entertainment expense	2,656	2,401	1,400
Other non-interest expense	18,033	20,945	14,076
Total non-interest expense	273,816	266,487	207,147
Acquisition-related non-interest expense:
Salaries and employee benefit costs	16	5,827	29
Data processing and software expense	(252)	1,850	410
Net occupancy and equipment expense	36	109	50
Professional fees	38	6,062	2,407
Electronic banking expense	(100)	115	(92)
Marketing expense	11	81	51
Other loan expenses	—	2	(4)
Communication expense	—	1	2
Travel and entertainment expense	84	326	—
Other non-interest expense	336	2,597	163
Total acquisition-related non-interest expense	169	16,970	3,016
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	150,025	138,204	112,661
Data processing and software expense	25,473	19,757	13,831
Net occupancy and equipment expense	24,115	21,259	19,466
Professional fees	12,071	10,979	9,687
Amortization of other intangible assets	11,161	11,222	7,763
Electronic banking expense	7,648	7,035	9,323
Marketing expense	3,903	4,936	3,677
FDIC insurance premiums	4,929	4,785	3,702
Franchise tax expense	3,222	3,540	3,487
Other loan expenses	4,147	2,857	2,739
Communication expense	3,145	2,833	2,482
Operating lease expense	3,539	1,687	—
Travel and entertainment expense	2,572	2,075	1,400
Other non-interest expense	17,697	18,348	13,913
Total non-interest expense excluding acquisition-related expense	$273,647	$249,517	$204,131

Total non-interest expense was $273.8 million for 2024, an increase of $7.3 million, or 3%, compared to 2023. Excluding acquisition-related expenses, non-interest expenses increased $24.1 million, or 10%, due to increases in all non-interest expense line items except for marketing expense, franchise tax expense and amortization of other intangible assets, which decreased $1.0 million, $0.3 million, and $0.1 million, respectively, when compared to 2023. The increases were primarily driven by recent growth, including through acquisitions. Total non-interest expense was $266.5 million for 2023, an increase of $59.3 million compared to 2022. The growth was driven by increases of (i) $31.3 million in salaries and employee benefit costs, (ii) $7.4 million in data processing and software expenses, (iii) $4.9 million in professional fees, and (iv) $3.5 million in intangible asset amortization. These increases were primarily attributable to the Limestone Merger, as well as organic growth.
Peoples’ efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent (“FTE”) net interest income, plus total non-interest income, excluding all gains and losses, was 58.0% for 2024, compared to 58.7% for 2023 and 59.6% for 2022. The efficiency ratio improved when compared to prior periods due to increased revenue. The efficiency ratio, when adjusted for non-core items, was 57.9% for 2024, 54.4% for 2023 and 58.6% for 2022. The increase in the efficiency ratio, adjusted for non-core items, for 2024 compared to 2023 was driven by higher non-interest expense. The efficiency ratio and the efficiency ratio, adjusted for non-core items for 2023 improved when compared to 2022, due to higher net interest income driven by the Limestone Merger, increases in market interest rates, and higher non-interest income.
Income tax expense totaled $32.3 million for 2024, compared to $31.8 million for 2023 and $27.3 million for 2022. The effective tax rate for 2024 was 21.6%, 21.9% for 2023 and 21.3% for 2022. The increased expense for 2024 compared to 2023 and 2022 was driven by higher pre-tax income. Peoples’ effective tax rate has increased primarily due to apportionment in additional states due to recent acquisitions, but was lower in 2024 due to a one-time benefit relating to a prior year amended return.
Total assets increased 1% to $9.25 billion at December 31, 2024, compared to $9.16 billion at year-end 2023. The increase was primarily due to increases of $198.8 million in loans and leases and $123.1 million in investment securities, partially offset by a decrease of $209.1 million in cash and cash equivalents. The increase in loans and leases compared to December 31, 2023 was driven by growth of $162.7 million and $66.3 million in the commercial and industrial and premium finance segments, respectively, which was partially offset by a reduction of $40.9 million in commercial real estate. The decrease in cash and cash equivalents is primarily related to investing activity and the purchase of both available-for-sale and held-to-maturity securities, partially offset by cash provided by operating activities. The increase in investment securities from at December 31, 2023 was driven by purchases of longer duration, higher yielding held-to-maturity investment securities. Management underwent investment portfolio restructurings during 2023 to increase portfolio yield and reduce Peoples’ sensitivity to falling intermediate and long-term interest rates. The allowance for credit losses increased to $63.3 million, or 1.00% of total loans, net of deferred fees and costs, compared to $62.0 million and 1.01%, respectively, at December 31, 2023. The increase in the allowance balance at December 31, 2024 when compared to at December 31, 2023 was driven by an increase in reserves for individually analyzed loans and leases, as well as loan growth. The decrease in the ratio of the allowance for credit losses to total loans was due to loan growth.
Total liabilities were $8.14 billion at December 31, 2024, an increase of $38.8 million since December 31, 2023, primarily due to an increase of $487.3 million in total deposits which was driven primarily by promotional offerings on retail CDs, partially offset by a decrease in $435.2 million in total borrowings due to the payoff of the BTFP and lower FHLB overnight borrowings. Total demand deposit accounts comprised 34% and 38% of total deposits at December 31, 2024, and at December 31, 2023, respectively.
Total stockholders’ equity was $1.11 billion at December 31, 2024, an increase of $58.1 million, or 6%, from December 31, 2023 due to net income of $117.2 million for the full year of 2024, partially offset by an increase in other comprehensive loss of $8.8 million and dividends paid of $56.3 million. The increase in other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were primarily driven by changes in market interest rates.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed “well capitalized.” Peoples’ tier 1 capital ratio was 12.39% at December 31, 2024, versus 12.37% at December 31, 2023, while the total capital ratio was 13.58% at December 31, 2024, versus 13.17% at December 31, 2023. The common equity tier 1 risk-based capital ratio was 11.95% at December 31, 2024 compared to 11.56% at December 31, 2023. Compared to at December 31, 2023, the tier 1 risk-based capital and the total risk-based capital ratios improved due to higher net income, partially offset by dividends paid. Peoples’ book value and tangible book value per share were $31.26 and $19.94, respectively, at December 31, 2024, compared to $29.83 and $18.16, respectively, at December 31, 2023. Additional information regarding capital requirements can be found in “Note 17 Regulatory Matters.”

RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on investments, loans and leases, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue and was 77% of total revenue during 2024. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due primarily to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.
Peoples monitors net interest income performance and manages its balance sheet composition through regular ALCO meetings. The asset-liability management process employed by the ALCO is intended to mitigate the impact of future interest rate changes on Peoples’ net interest income and earnings. However, the frequency and/or magnitude of changes in market interest rates are difficult to predict, and may have a greater impact on net interest income than management is able to mitigate through the asset-liability management process.
As part of the analysis of net interest income, management converts tax-exempt income earned on obligations of states and political subdivisions to the pre-tax equivalent of taxable income using a federal statutory corporate income tax rate of 21% for all periods presented. Management believes the resulting FTE net interest income allows for a more meaningful comparison of tax-exempt income and yields to their taxable equivalents. Net interest margin, which is calculated by dividing FTE net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of earning assets and interest-bearing liabilities.
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Net interest income	$348,701	$339,374	$253,442
Taxable equivalent adjustments	1,308	1,503	1,459
FTE net interest income	$350,009	$340,877	$254,901

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2024			2023			2022
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$125,112	$6,810	5.44%	$57,464	$2,763	4.81%	$178,781	$1,710	0.96%
Investment securities (b)(c):
Taxable	1,696,965	59,113	3.48%	1,621,852	49,463	3.05%	1,481,368	29,086	1.96%
Nontaxable	180,913	5,016	2.77%	190,479	5,475	2.87%	199,279	5,287	2.65%
Total investment securities	1,877,878	64,129	3.42%	1,812,331	54,938	3.03%	1,680,647	34,373	2.05%
Loans (c)(d):
Construction	330,989	25,791	7.66%	347,317	27,833	7.90%	223,197	10,732	4.74%
Commercial real estate, other	2,058,450	146,077	6.98%	1,757,676	120,479	6.76%	1,327,064	65,405	4.86%
Commercial and industrial	1,237,068	95,609	7.60%	1,052,647	79,449	7.44%	875,754	41,335	4.66%
Premium finance	259,374	22,134	8.39%	168,077	12,155	7.13%	150,135	6,789	4.46%
Leases	416,728	47,498	11.21%	371,809	42,931	11.39%	271,349	34,720	12.62%
Residential real estate (e)	921,725	47,017	5.10%	913,069	43,647	4.78%	881,136	37,851	4.30%
Home equity lines of credit	227,046	18,414	8.11%	194,415	14,722	7.57%	170,567	8,300	4.87%
Consumer, indirect	666,083	39,912	5.99%	656,736	33,263	5.06%	563,887	23,029	4.08%
Consumer, direct	120,607	8,694	7.21%	128,707	8,726	6.78%	111,148	6,769	6.09%
Total loans	6,238,070	451,146	7.14%	5,590,453	383,205	6.79%	4,574,237	234,930	5.09%
Allowance for credit losses	(64,491)			(57,391)			(55,233)
Net loans	6,173,579	451,146	7.22%	5,533,062	383,205	6.86%	4,519,004	234,930	5.15%
Total earning assets	8,176,569	522,085	6.32%	7,402,857	440,906	5.90%	6,378,432	271,013	4.21%
Goodwill and other intangible assets	406,619			384,172			322,639
Other assets	539,655			511,748			393,636
Total assets	$9,122,843			$8,298,777			$7,094,707
Interest-bearing deposits:
Savings accounts	$882,748	$885	0.10%	$1,034,713	$1,394	0.13%	$1,069,097	$356	0.03%
Government deposit accounts	799,195	21,872	2.74%	709,887	12,252	1.73%	701,587	2,172	0.31%
Interest-bearing demand accounts	1,089,688	2,118	0.19%	1,156,953	1,605	0.14%	1,165,106	583	0.05%
Money market accounts	845,547	21,434	2.53%	684,015	9,986	1.46%	632,364	1,015	0.16%
Retail certificates of deposit	1,774,419	74,509	4.20%	948,310	25,198	2.66%	580,660	2,978	0.51%
Brokered deposits (f)	492,390	21,295	4.32%	483,483	21,712	4.49%	88,234	2,067	2.34%
Total interest-bearing deposits	5,883,987	142,113	2.42%	5,017,361	72,147	1.44%	4,237,048	9,171	0.22%
Borrowed funds:
Short-term FHLB advances (f)	121,739	6,675	5.48%	353,532	18,058	5.11%	83,356	2,386	2.86%
Repurchase agreements and other	179,567	8,870	5.36%	107,935	1,664	1.54%	113,434	275	0.24%
Total short-term borrowings	301,306	15,545	5.16%	461,467	19,722	4.27%	196,790	2,661	1.35%
Long-term FHLB advances	130,674	5,213	3.99%	54,457	1,779	3.27%	53,102	984	1.85%
Long-term notes payable	49,456	3,446	6.97%	45,038	2,560	5.43%	56,865	2,562	4.51%
Other borrowings	54,342	5,759	10.42%	44,121	3,821	8.97%	13,718	734	5.27%
Total long-term borrowings	234,472	14,418	6.11%	143,616	8,160	5.68%	123,685	4,280	3.46%
Total borrowed funds	535,778	29,963	5.57%	605,083	27,882	4.59%	320,475	6,941	2.15%
Total interest-bearing liabilities	6,419,765	172,076	2.68%	5,622,444	100,029	1.78%	4,557,523	16,112	0.35%
Non-interest-bearing deposits	1,491,019			1,598,009			1,637,690
Other liabilities	128,267			137,527			101,510
Total liabilities	8,039,051			7,357,980			6,296,723
Stockholders’ equity	1,083,792			940,797			797,984
Total liabilities and stockholders’ equity	$9,122,843			$8,298,777			$7,094,707
Interest rate spread (b)		$350,009	3.64%		$340,877	4.12%		$254,901	3.86%
Net interest margin (b)			4.21%			4.55%			3.96%
(a) Balances are primarily composed of interest bearing demand deposits at the FRB and FHLB.
(b) Average balances are based on carrying value.
(c) Interest income and yields are presented on a fully tax-equivalent basis, using a federal statutory corporate income tax rate of 21% for all periods presented.

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
Peoples’ average balances compared to prior periods have been impacted by recent acquisitions, which included: (i) the Limestone Merger as of the close of business on April 30, 2023, which added to average short-term investments, average total investment securities, and average loans, deposit and borrowed funds balances and (ii) the acquisition of Vantage on March 7, 2022, which added to average lease and borrowed funds balances. Peoples’ cash balances have decreased primarily due to a decrease in interest-bearing deposits in other banks, mostly with the FRB. The increases in market interest rates have increased asset yields and increased borrowing costs.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2023 to 2024			Changes from 2022 to 2023
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$328	$3,718	$4,046	$2,900	$(1,847)	$1,053
Investment securities (b):
Taxable	7,280	2,371	9,651	17,396	2,981	20,377
Nontaxable	(190)	(269)	(459)	430	(242)	188
Total investment income	7,090	2,102	9,192	17,826	2,739	20,565
Loans (b):
Construction	(800)	(1,242)	(2,042)	9,323	7,778	17,101
Commercial real estate, other	4,083	21,515	25,598	30,089	24,985	55,074
Commercial and industrial	1,744	14,416	16,160	28,493	9,621	38,114
Premium finance	2,450	7,529	9,979	4,474	892	5,366
Leases	(646)	5,213	4,567	(3,577)	11,788	8,211
Residential real estate	2,953	417	3,370	4,387	1,409	5,796
Home equity lines of credit	1,098	2,594	3,692	5,132	1,290	6,422
Consumer, indirect	6,170	479	6,649	6,071	4,163	10,234
Consumer, direct	534	(567)	(33)	818	1,139	1,957
Total loan income	17,586	50,354	67,940	85,210	63,065	148,275
Total interest income	25,004	56,174	81,178	105,936	63,957	169,893
INTEREST EXPENSE:
Deposits:
Savings accounts	584	(75)	509	1,049	(11)	1,038
Government deposit accounts	(10,457)	836	(9,621)	10,054	26	10,080
Interest-bearing demand accounts	(448)	(65)	(513)	1,026	(4)	1,022
Money market accounts	(12,239)	791	(11,448)	8,881	90	8,971
Retail certificates of deposit	(37,267)	(12,044)	(49,311)	19,297	2,923	22,220
Brokered deposit	122	82	204	3,338	16,307	19,645
Total deposit cost	(59,705)	(10,475)	(70,180)	43,645	19,331	62,976
Borrowed funds:
Short-term borrowings	1,209	3,181	4,390	4,455	12,606	17,061
Long-term borrowings	(3,590)	(2,666)	(6,256)	2,806	1,074	3,880
Total borrowed funds cost	(2,381)	515	(1,866)	7,261	13,680	20,941
Total interest expense	(62,086)	(9,960)	(72,046)	50,906	33,011	83,917
Net interest income	$(37,082)	$46,214	$9,132	$55,030	$30,946	$85,976

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a federal statutory corporate income tax rate of 21% for all periods presented.

FTE net interest income increased $9.1 million, or 3%, for 2024 when compared to 2023, and net interest margin decreased 34 basis points to 4.21%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for 2024 compared to 2023 was primarily driven by higher borrowings costs, which offset higher earning asset yields. Accretion income, net of amortization expense, from acquisitions was $25.2 million for 2024 and 2023, which added 30 and 34 basis points to net interest margin for 2024 and 2023, respectively.
During 2023, FTE net interest income increased $85.9 million, or 34%, when compared to 2022, and net interest margin increased 59 basis points to 4.55%. The increase in net interest income was driven by increase in market interest rates, additional net interest income from the Limestone Merger, and improved investment yields. Accretion income, net of amortization expense, from acquisitions was $25.2 million for 2023, which added 34 basis points to net interest margin for 2023 and was primarily driven by the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses recognized for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Provision for (Recovery of) other credit losses	$23,524	$14,236	$(4,560)
Provision for checking account overdrafts	1,263	938	1,050
Provision for (Recovery of) credit losses	$24,787	$15,174	$(3,510)
As a percent of average total loans	0.40%	0.27%	(0.08)%
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
For 2024, the increase in the provision for credit losses compared to 2023 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration and (iv) loan growth.
During 2023, the provision for credit losses was driven by (i) the addition of the provision for the loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers.
During 2022, the recovery of credit losses was driven by improvements in economic forecasts, coupled with loan pay-offs.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “Allowance for Credit Losses.”
Net Losses Included in Total Non-Interest Income
Net losses include and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income.
The following table details the net losses for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2024	2023	2022
Net loss on investment securities	$(416)	$(3,700)	$(61)

Net loss on asset disposals and other transactions:
Net loss on other assets	$(1,928)	$(1,143)	$(326)
Net loss on OREO	(1,230)	(1,623)	(139)
Net loss on other transactions	(152)	(71)	(151)
Net loss on asset disposals and other transactions	$(3,310)	$(2,837)	$(616)

For 2024, Peoples’ net loss on investment securities was primarily due to the loss recorded on a contingent call of a security in the second quarter of 2024. During the first quarter of 2023, Peoples executed sales of $96.7 million of lower yielding available-for-sale investment securities for a pre-tax loss of $2.0 million. Proceeds from sales were used to pay down overnight borrowings. During the fourth quarter of 2023, Peoples executed the sales of an additional $36.5 million of lower yielding available-for-sale investment securities for a pre-tax loss of $1.7 million. Proceeds from the sales were used to purchase higher yielding agency investment securities.
The loss on the sales of these available-for-sale investment securities had a nominal impact on tangible book value as such loss was previously reflected in capital through accumulated other comprehensive loss. The realized losses recognized in 2023 due to the first quarter transactions were earned back within the 2023 fiscal year, and the realized losses recognized due to the fourth quarter transactions were earned back by December 31, 2024.
Peoples’ net loss on asset disposals and other transactions during 2024 was primarily driven by $1.8 million of net losses on repossessed assets and a $1.2 million write-down of an OREO property.
During 2023, Peoples’ net loss on asset disposals was primarily driven by a $1.6 million write-down of an OREO property and net losses on repossessed assets.
During 2022, net losses on asset disposals and other transactions were primarily driven by losses on repossessed assets.
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from four primary sources: electronic banking income (“e-banking”); trust and investment income; insurance income; and deposit account service charges. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. Total non-interest income excluding net gains and losses accounted for 22.8% of Peoples’ total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2024, compared to 21.7% in 2023 and 23.9% in 2022.
The increase in Peoples’ total non-interest income excluding net gains and losses, as a percent of total revenue during 2024 compared to 2023, was largely due to the growth in lease income, primarily attributable to operating lease income, and growth in trust and investment income, and insurance income.
E-banking income comprised the largest portion of Peoples’ total non-interest income excluding net gains and losses, for 2024. The following table shows Peoples’ e-banking income for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
E-banking income	$25,142	$25,210	$21,094
Peoples’ e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. For 2024, e-banking income was relatively flat when compared to 2023. For 2023 compared to 2022, e-banking income increased 20%, primarily due to additional customers from the Limestone Merger as well as organic growth. In 2024, Peoples’ customers used their debit cards to complete $2.0 billion of transactions, up from $1.9 billion in 2023 and $1.7 billion in 2022.
Peoples’ fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Fiduciary	$8,355	$7,537	$7,508
Brokerage	8,017	6,865	6,343
Employee benefit plan fees	3,141	2,758	2,540
Trust and investment income	$19,513	$17,160	$16,391
For 2024, trust and investment income increased primarily due to increases in fiduciary and brokerage income, primarily reflecting an increase in assets under management and market performance. For 2023, trust and investment increased compared to

2022 due to increases in brokerage income, as Peoples added new accounts and the underlying market values of assets under administration and management grew, and employee benefit plan fees.
The following table details Peoples’ assets under administration and management at December 31:

(Dollars in thousands)	2024	2023	2022
Trust	$2,061,267	$2,021,249	$1,764,639
Brokerage	1,614,189	1,473,814	1,211,868
Total	$3,675,456	$3,495,063	$2,976,507
Annual average	$3,617,882	$3,236,449	$2,965,985
The increase in total assets under administration and management at December 31, 2024, compared to December 31, 2023, was primarily due to market value increases in 2024. During 2023, Peoples’ assets under administration and management increased primarily driven by market performance, new account activity, and an acquisition of an independent financial advisor in January of 2023 which increased brokerage assets by $30 million.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Property and casualty insurance commissions	$14,423	$13,852	$11,986
Performance-based commissions	2,218	1,634	1,424
Life and health insurance commissions	2,760	2,530	2,317
Insurance income	$19,401	$18,016	$15,727
Insurance income for 2024 increased compared to 2023, primarily driven by higher commissions and market increases for premiums. Peoples Insurance increased its clientele throughout 2024, which drove the increases in commissions. Insurance income for 2023 increased compared to 2022, primarily due to increases in (i) property and casualty insurance commissions, (ii) performance-based commissions and (iii) life and health insurance commissions.
Deposit account service charges are based on the costs associated with services provided by Peoples. The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Overdraft and non-sufficient funds fees	$9,412	$9,016	$8,324
Account maintenance fees	6,939	6,425	5,323
Other fees and charges	1,233	1,241	936
Deposit account service charges	$17,584	$16,682	$14,583
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates these fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples’ markets by competitors. Deposit account service charges in 2024 increased compared to 2023 due to an increase in customer activity. Deposit account service charges in 2023 increased compared to 2022 due to increased customers added in conjunction with the Limestone Merger, as well as organic growth.
The following table details the other items included within Peoples’ total non-interest income for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Lease income	$10,408	$7,844	$4,267
Bank owned life insurance income	4,216	4,151	2,624
Mortgage banking income	1,788	1,078	1,397
Other non-interest income	5,040	3,809	3,430
Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets, (v) syndication income, and (vi) operating leases. The increase in lease income for 2024 when compared to 2023 was driven primarily by an increase in operating lease income from Vantage. The 2023 increase in lease income when compared to 2022 was due month-to-month lease income from Vantage.
Bank owned life insurance income (“BOLI”) for 2024 remained flat when compared to 2023. BOLI income for 2023 increased when compared to 2022 due to a $0.4 million death benefit related to the cash surrender value of the underlying policy in the fourth quarter of 2023, and additional income from policies acquired in the Limestone Merger. Peoples purchased no additional BOLI policies during 2023 or 2024.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income increased for 2024 when compared to 2023 primarily driven by higher production. Mortgage banking income declined for 2023 when compared to 2022 due to lower volumes of new loan originations as a result of the rising market interest rate environment. In 2024, Peoples sold approximately $24.1 million of loans to the secondary market with servicing retained and sold approximately $40.7 million in loans with servicing released, compared to approximately $2.7 million and $30.7 million, respectively, in 2023. Peoples sold $18.5 million of loans to the secondary market with servicing retained and $31.1 million of loans with servicing released during 2022. The volume of sales has a direct impact on the amount of mortgage banking income.
For 2024, other non-interest income increased when compared to 2023 due primarily to increased swap fee income which is driven by customer demand. Other non-interest income increased during 2023, compared to 2022, primarily due to swap fee income and other operating income.
Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense. The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Base salaries and wages	$98,743	$95,604	$74,593
Sales-based and incentive compensation	22,445	23,085	18,732
Employee benefit costs	17,956	16,249	13,654
Employee stock-based compensation	6,973	5,476	3,819
Deferred personnel costs	(4,978)	(4,517)	(4,975)
Payroll taxes and other employment costs	8,902	8,134	6,867
Salaries and employee benefit costs	$150,041	$144,031	$112,690
Full-time equivalent employees:
Actual at end of the period	1,479	1,478	1,267
Average during the period	1,491	1,411	1,245
Base salaries and wages increased for 2024 compared to 2023, driven by an additional four months of salary expense associated with employees added from the Limestone Merger, coupled with annual merit increases. Base salaries and wages increased in 2023 compared to 2022, driven by the additional salaries associated with the Limestone Merger, including $5.8 million in acquisition-related salary and employee benefit expenses related to the Limestone Merger in 2023. Base salaries and wages were impacted by merit increases, as well as movement towards a $15 per hour minimum wage throughout Peoples’ organization. The $15 per hour minimum was phased in and fully implemented by January of 2023.
The decrease in sales-based and incentive compensation for 2024 compared to 2023 was primarily due to the overall company performance measures used in calculating incentive awards. Sales-based and incentive compensation increased in 2023 compared to 2022, due primarily to the overall company performance measures used in calculating incentive awards and $1.3 million in Vantage-related sales-based and incentive compensation. Peoples’ sales-based and incentive compensation plans are designed to grow core earnings while managing risk, while not encouraging unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans are designed to reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
The increase in employee benefit costs for 2024 compared to 2023 was due to increased medical and 401(k) costs reflecting a full year of expenses in 2024 for the additional employees added in the Limestone Merger. Employee benefit costs in 2023 increased compared to 2022 due to higher medical and 401(k) costs from additional employees added in the Limestone Merger.
Employee stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years, with an adjustment made at the vesting date to reverse expense for forfeited awards. The majority of Peoples’ stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year. During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Employee stock-based compensation for 2024 increased when compared to 2023 due to additional employees primarily as a result of the full year impact from the Limestone Merger. Employee stock-based compensation increased for 2023 compared to 2022 due to additional employees primarily as a result of the Limestone Merger, as well as a full year with Vantage employees.

Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs in 2024 increased compared to 2023, primarily due to an increase in business loan origination volume. Lower deferred personnel costs in 2023 compared to 2022 were primarily due to an decrease in loan origination volume. Additional information regarding Peoples’ loan activity can be found later in this discussion under the caption “Loans” within “FINANCIAL CONDITION.”
For 2024, payroll taxes and other employment costs increased compared to 2023, primarily due to the employees added from the Limestone Merger coupled with annual merit increases. Payroll taxes and other employee costs increased during 2023 compared to 2022, primarily due to the employees added from the Limestone Merger.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2024	2023	2022
Depreciation expense	$8,587	$7,724	$7,015
Repairs and maintenance costs	6,923	6,037	5,323
Net rent expense	4,177	2,780	2,974
Property taxes, utilities and other costs	4,464	4,827	4,204
Net occupancy and equipment expense	$24,151	$21,368	$19,516
For 2024, net occupancy and equipment expense increased when compared to 2023 due to the full year impact of the Limestone Merger and a prior period one-time benefit to rent expense in 2023. Net occupancy and equipment expense grew during 2023 when compared to 2022 due to the additional locations and equipment added in the Limestone Merger.
The following table details the other items included within Peoples’ total non-interest expense for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Data processing and software expense	$25,221	$21,607	$14,241
Professional fees	12,109	17,041	12,094
Amortization of other intangible assets	11,161	11,222	7,763
E-banking expense	7,548	7,150	9,231
FDIC insurance expense	4,929	4,785	3,702
Other loan expenses	4,147	2,859	2,735
Marketing expense	3,914	5,017	3,728
Franchise tax expense	3,222	3,540	3,487
Communication expense	3,145	2,834	2,484
Operating lease expense	3,539	1,687	—
Travel and entertainment expense	2,656	2,401	1,400
Other non-interest expense	$18,033	$20,945	$14,076
Data processing and software expense includes software support, maintenance and depreciation expense. Data processing and software expense for 2024 increased relative to 2023, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples’ organization as a result of the Limestone Merger. During 2023, data processing and software expense grew when compared to 2022 was driven by (i) software upgrades, (ii) implementation of new systems, (iii) growth from the Limestone Merger, and (iv) $1.9 million in acquisition-related expenses related to the Limestone Merger.
Professional fees decreased for 2024 when compared to 2023, primarily driven by a $6.0 million decrease in acquisition-related expenses, due to expenses related to the Limestone Merger in 2023. Professional fees during 2023 increased when compared 2022, primarily driven by a $3.7 million increase in acquisition-related expenses, due to increased expenses related to the Limestone Merger in 2023.
Amortization of other intangible assets remained relatively flat for 2024 when compared to 2023. During 2023, amortization of other intangible assets increased when compared to 2022 due to the increased intangible assets recognized as a result of the Limestone Merger.
Peoples’ e-banking expense is comprised of costs associated with debit and ATM cards, as well as Internet and mobile banking costs. E-banking expense increased for 2024 when compared to 2023 due to increased processing fees. E-banking expense decreased for 2023 when compared to 2022 due to decreased costs for Peoples’ online banking platform.

Marketing expense, which includes advertising, donations, marketing campaigns, and other public relations costs, for 2024 decreased when compared to 2023, primarily driven by decreased advertising expense. Marketing expense increased for 2023 compared to 2022, which was driven by increased marketing related to the Limestone Merger, an increase in donations, and a full year of expenses from Vantage.
FDIC insurance premiums for 2024 increased when compared to 2023 due to organic growth. FDIC insurance expense increased during 2023 compared to 2022 due to organic and acquisitive growth, in addition to an increase in rates assessed by the FDIC. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Additional information regarding Peoples’ FDIC insurance assessments may be found in “ITEM 1 BUSINESS” of this Form 10-K in the section captioned “Supervision and Regulation.”
Peoples is subject to state franchise taxes, which are based largely on Peoples’ equity at year-end, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax (“FIT”), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. Franchise tax expense decreased for 2024 when compared to 2023 primarily driven by the Ohio FIT, which decreased due to lower apportionment in the state. The Ohio FIT is based on the total equity capital in proportion to the taxpayer’s gross receipts in Ohio. Franchise tax expense was relatively flat in 2023 compared to 2022.
Other loan expenses during 2024 increased when compared to 2023 primarily due to increases in collection and underwriting costs. Other loans expenses increased in 2023 compared to 2022, primarily due to Limestone-related expenses and increases in business loan expenses and credit bureau expenses.
Communications expense increased during 2024 when compared to 2023 and increased during 2023 when compared to 2022, in each case due to upgraded networking to certain branches (including new branches acquired in acquisitions and mergers) and increased costs compared to the prior period among certain vendors that provide communication services.
Other non-interest expense for 2024 decreased when compared to 2023 due to higher acquisition costs and pension expense in the prior year of $2.5 million and $2.1 million, respectively, both of which were partially offset by an increase in miscellaneous expenses of $1.9 million, which was primarily attributable to one-time corporate expenses. Other non-interest expense increased for 2023 when compared to 2022, primarily due to $2.8 million in additional acquisition-related expenses related to the Limestone Merger and a $2.4 million settlement charge in relation to the termination of the pension plan.
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
For the full year of 2024, income tax expense totaled $32.3 million, compared to $31.8 million in 2023, and $27.3 million in 2022, and the effective tax rate for 2024 was 21.6%, compared to 21.9% for 2023, and 21.3% for 2022. Income tax was positively impacted by a $1.1 million one-time benefit recognized in 2024 related to a prior year amended return. Income tax expense increased during 2023 when compared to 2022, which was driven by higher pre-tax income.
Peoples also recorded a tax benefit of $48,000 in 2024, $128,000 in 2023, and $5,000 in 2022 related to common share awards that settled or vested during the year, with the substantial majority recorded in the first quarter of each year.
Pre-Provision Net Revenue (non-US GAAP)
Pre-provision net revenue (“PPNR”) has become a key financial measure used by state and federal bank regulatory agencies when assessing the capital adequacy of financial institutions. PPNR is defined as net interest income plus total non-interest income, excluding all gains and losses, minus total non-interest expense. PPNR excludes income tax expense. As a result, PPNR represents the earnings capacity that can be either retained in order to build capital or used to absorb unexpected losses and preserve existing capital. PPNR represents a non-US GAAP financial measure since it excludes the provision for credit losses and all gains and losses included in earnings.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples’ Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2024	2023	2022
Pre-Provision Net Revenue:
Income before income taxes	$149,464	$145,126	$128,641
Add: provision for credit losses	24,787	15,174	—
Add: net loss on OREO	1,230	1,623	138
Add: net loss on investment securities	416	3,700	61
Add: net loss on other assets	1,928	1,143	326
Add: net loss on other transactions	152	71	151
Less: recovery of credit losses	—	—	3,510
Pre-provision net revenue	$177,977	$166,837	$125,807
PPNR increased in 2024 when compared to 2023 mostly due to increased net interest income and increased non-interest income driven by higher rates and the additional four months of income from the Limestone Merger. During 2023, PPNR grew when compared to 2022 mostly due to (i) the impact of the Limestone Merger in improving net interest income, (ii) increases in market interest rates, and (iii) higher non-interest income.
Core Non-Interest Expense (non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples’ recurring expense stream. This measure is a non-US GAAP financial measure since it excludes the impact of all COVID-19-related expenses, pension settlement charges, and acquisition-related expenses.
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest expense reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2024	2023	2022
Core non-interest expense:
Total non-interest expense	$273,816	$266,487	$207,147
Less: COVID-19-related expenses	—	—	134
Less: pension settlement charges	—	2,424	185
Less: acquisition-related expenses	169	16,970	3,016
Add: COVID-19 Employee Retention Credit	—	548	—
Core non-interest expense	$273,647	$247,641	$203,812
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2024	2023	2022
Efficiency ratio:
Total non-interest expense	$273,816	$266,487	$207,147
Less: amortization of other intangible assets	11,161	11,222	7,763
Adjusted total non-interest expense	262,655	255,265	199,384

Total non-interest income	99,366	87,413	78,836
Less: net loss on investment securities	(416)	(3,700)	(61)
Less: net (loss) gain on asset disposals and other transactions	(3,310)	(2,837)	(616)
Total non-interest income excluding net gains and losses	103,092	93,950	79,513

Net interest income	348,701	339,374	253,442
Add: fully-tax-equivalent adjustment (a)	1,308	1,703	1,644
Net interest income on a fully-tax equivalent basis	350,009	341,077	255,086

Adjusted revenue	$453,101	$435,027	$334,599

Efficiency ratio	57.97%	58.68%	59.59%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$273,647	$247,641	$203,812
Less: amortization of other intangible assets	11,161	11,222	7,763
Adjusted core non-interest expense	262,486	236,419	196,049

Core non-interest income excluding net gains and losses	103,092	93,950	79,513
Net interest income on a fully-tax-equivalent basis	350,009	341,077	255,086
Adjusted core revenue	$453,101	$435,027	$334,599

Efficiency ratio adjusted for non-core items	57.93%	54.35%	58.59%
(a)Based on 21% statutory federal corporate income tax rate.
The efficiency ratio for 2024 improved when compared to 2023 due to increased revenue. The increase in the efficiency ratio, adjusted for non-core items for 2024 when compared to 2023 was due to higher non-interest expense. The efficiency ratio and the efficiency ratio adjusted for non-core items for 2023 improved when compared to 2022, due to higher net interest income driven by the Limestone Merger, increases in market interest rates, and higher non-interest income.
Managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. Peoples was primarily impacted in 2024 by the competition for deposits impacting funding costs; whereas, 2023 and 2022 net interest income was positively impacted by rising market interest rate environment.
Return on Average Assets Adjusted for Non-Core Items (non-US GAAP)
In addition to return on average assets, management uses return on average assets adjusted for non-core items to monitor performance. The return on average assets ratio adjusted for non-core items represents a non-US GAAP financial measure since it excludes the after-tax impact of all gains and losses, acquisition-related expenses, and pension settlement charges included in net income.

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of net income reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2024	2023	2022
Net income adjusted for non-core items:
Net income	$117,205	$113,363	$101,292
Add: net loss on investment securities	416	3,700	61
Less: tax effect of net loss on investment securities (a)	87	777	13
Add: net loss on asset disposals and other transactions	3,310	2,837	616
Less: tax effect of net loss on asset disposals and other transactions (a)	695	596	129
Add: acquisition-related expenses	169	16,970	3,016
Less: tax effect of acquisition-related expenses (a)	35	3,564	633
Add: pension settlement charges	—	2,424	185
Less: tax effect of pension settlement charges (a)	—	509	39
Add: COVID-19-related expenses	—	—	134
Less: tax effect of COVID-19-related expenses (a)	—	—	28
Net income adjusted for non-core items (after tax)	$120,283	$133,848	$104,462
Return on average assets:
Net income	$117,205	$113,363	$101,292
Total average assets	9,122,843	8,298,777	7,094,707
Return on average assets	1.28%	1.37%	1.43%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$120,283	$133,848	$104,462
Total average assets	9,122,843	8,298,777	7,094,707
Return on average assets adjusted for non-core items	1.32%	1.61%	1.47%
(a) Based on a 21% statutory federal corporate income tax rate.
The decrease in the return on average assets for 2024 compared to 2023 was primarily driven by the assets acquired in the Limestone Merger. The decrease in return on average assets adjusted for non-core items for 2024 compared to 2023 was primarily driven by higher non-interest expense, and the assets acquired in the Limestone Merger. The decrease in the return on average assets for 2023 compared to 2022 was attributable to a greater impact from non-core items, primarily due to (i) an increase in net acquisition-related expenses as a result of the Limestone Merger, (ii) higher net losses on investment securities and asset disposals and other transactions, and (iii) pension settlement charges of $2.4 million in relation to the termination of the pension plan.

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total average stockholders’ equity and the return on average stockholders’ equity ratios reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2024	2023	2022
Net income excluding amortization of other intangible assets:
Net income	$117,205	$113,363	$101,292
Add: amortization of other intangible assets	11,161	11,222	7,763
Less: tax effect of amortization of other intangible assets (a)	2,344	2,357	1,630
Net income excluding amortization of other intangible assets	126,022	122,228	107,425
Average tangible equity:
Total average stockholders’ equity	$1,083,792	$940,797	$797,984
Less: average goodwill and other intangible assets	406,619	384,172	322,639
Average tangible equity	$677,173	$556,625	$475,345
Return on average stockholders’ equity ratio:
Net income	$117,205	$113,363	$101,292
Average stockholders’ equity	$1,083,792	$940,797	$797,984
Return on average stockholders’ equity	10.81%	12.05%	12.69%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$126,022	$122,228	$107,425
Average tangible equity	$677,173	$556,625	$475,345
Return on average tangible equity	18.61%	21.96%	22.60%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders’ equity and average tangible equity ratios decreased in 2024 when compared to 2023, due to higher average stockholders’ equity driven by the full year impact of the Limestone Merger. Return on total average stockholders’ equity and average tangible equity ratios were lower in 2023 relative to 2022 due to (i) the issuance of 6.8 million common shares as consideration in the Limestone Merger, (ii) an increase in acquisition-related expenses, and (iii) an increase in the provision for credit losses due to the initial provision for the non-purchase credit deteriorated (“PCD”) loans acquired from Limestone, partially offset by an increase in total net interest income driven by the recent increases in market interest rates and additional net interest income resulting from the Limestone Merger. At the same time, average tangible equity for 2023 was negatively impacted by the Limestone Merger, for which Peoples recorded additional goodwill and other intangible assets.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs. At December 31, 2024, excess cash reserves at the FRB were $104.7 million, compared to $309.8 million at December 31, 2023. The amount of excess cash reserves maintained is dependent upon Peoples’ daily liquidity position, which is driven primarily by changes in deposits, loan balances and unpledged securities.
In 2024, Peoples’ total cash and cash equivalents decreased $209.1 million, due to cash used in investing activities of $344.3 million and financing activities of $7.9 million, which were partially offset by cash provided by operating activities of $143.2 million. Peoples’ investing activities reflected a net increase of $199.2 million in loans held for investment and $584.8 million in purchases of available-for-sale investment securities and held-to-maturity investment securities, which were partially offset by $446.6 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $437.7 million in deposits, a decrease of $457.0 million in short-term borrowings, a net increase of $20.6 million in long-term borrowings, as well as $55.8 million of cash dividends paid.

In 2023, Peoples’ total cash and cash equivalents increased $272.7 million, due to cash provided by financing activities of $262.0 million and cash provided by operating activities of $143.6 million, partially offset by cash used in investing activities of $132.9 million. Peoples’ investing activities reflected a net increase of $356.1 million in loans held for investment and $282.8 million in purchases of available-for-sale investment securities and held-to-maturity investment securities, which were more than offset by $434.1 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Financing activities included a net increase of $201.4 million in deposits, an increase of $41.0 million in short-term borrowings, a net increase of $74.9 million in long-term borrowings, as well as $51.8 million of cash dividends paid.
Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	Weighted average yield	2024	2023	2022
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	6.27%	$15,196	$30,296	$152,422
U.S. government sponsored agencies	3.45%	209,083	118,607	88,115
States and political subdivisions	2.57%	196,301	213,296	225,882
Residential mortgage-backed securities	2.48%	601,802	628,924	604,653
Commercial mortgage-backed securities	2.09%	55,065	51,234	50,049
Bank-issued trust preferred securities	4.42%	6,108	5,965	10,278
Total fair value		$1,083,555	$1,048,322	$1,131,399
Total amortized cost		$1,229,382	$1,184,288	$1,300,719
Net unrealized loss		$(145,827)	$(135,966)	$(169,320)

Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.83%	$233,302	$188,475	$132,366
States and political subdivisions (a)	2.24%	142,691	144,258	145,022
Residential mortgage-backed securities	4.21%	300,290	248,559	176,215
Commercial mortgage-backed securities	2.50%	98,754	102,365	106,609
Total amortized cost		$775,037	$683,657	$560,212

Other investment securities		$60,132	$63,421	$51,609

Total investment securities:
Amortized cost		$2,064,551	$1,931,366	$1,912,540
Carrying value		$1,918,724	$1,795,400	$1,743,220
(a)Amortized cost is presented net of the allowance for credit losses of $237 at December 31, 2024, $238 at December 31, 2023 and $241 at December 31, 2022.
At December 31, 2024, Peoples’ investment securities represented approximately 20.7% of total assets, compared to 19.6% at December 31, 2023. For 2024, total investment securities increased compared to the prior year, largely due to purchases of higher yielding, longer duration securities designated as held-to-maturity. During 2023, total investment securities increased compared to the prior year, largely due to purchases of held-to-maturity securities, partially offset by available-for-sale securities sold, both of which were part of portfolio restructurings throughout 2023. During the first quarter of 2023, Peoples executed the sales of $96.7 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.6 million. Proceeds from the sales were used to pay down overnight borrowings. During the fourth quarter of 2023, Peoples executed the sales of an additional $36.5 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sales were used to purchase higher yielding agency investment securities.
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
Additional information regarding Peoples’ investment portfolio can be found in “Note 3 Investment Securities.”

Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2024	2023	2022
Originated loans:
Construction	$271,975	$279,335	$212,869
Commercial real estate, other	1,310,127	1,209,204	919,531
Commercial real estate	1,582,102	1,488,539	1,132,400
Commercial and industrial	1,162,777	938,659	835,178
Premium finance	269,435	203,177	159,197
Leases	382,074	357,217	226,438
Residential real estate	448,884	418,570	384,262
Home equity lines of credit	182,831	148,155	132,093
Consumer, indirect	669,857	666,472	629,426
Consumer, direct	101,062	112,292	98,706
Consumer	770,919	778,764	728,132
Deposit account overdrafts	1,253	986	722
Total originated loans	$4,800,275	$4,334,067	$3,598,422
Acquired loans:
Construction	$56,413	$84,684	$34,072
Commercial real estate, other	845,886	987,753	503,987
Commercial real estate	902,299	1,072,437	538,059
Commercial and industrial	184,868	246,327	57,456
Leases	24,524	56,843	118,693
Residential real estate	386,217	372,525	339,098
Home equity lines of credit	49,830	60,520	45,765
Consumer, direct	9,990	16,477	9,657
Total acquired loans (a)	$1,557,728	$1,825,129	$1,108,728
Total loans	$6,358,003	$6,159,196	$4,707,150
Average total loans	6,238,070	5,590,453	4,574,237
Average allowance for credit losses	(64,491)	(57,391)	(55,233)
Average loans, net of average allowance for credit losses	$6,173,579	$5,533,062	$4,519,004
Percent of loans to total loans:
Construction	5.2%	5.9%	5.2%
Commercial real estate, other	33.9%	35.7%	30.2%
Commercial real estate	39.1%	41.6%	35.4%
Commercial and industrial	21.2%	19.2%	19.0%
Premium finance	4.2%	3.3%	3.4%
Leases	6.4%	6.7%	7.3%
Residential real estate	13.2%	12.9%	15.4%
Home equity lines of credit	3.7%	3.4%	3.8%
Consumer, indirect	10.5%	10.8%	13.4%
Consumer, direct	1.7%	2.1%	2.3%
Consumer	12.2%	12.9%	15.7%
Deposit account overdrafts (b)	NM	NM	NM

(Dollars in thousands)	2024	2023	2022
Total percentage	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$346,189	$356,784	$392,364
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals, and increase in lines of credit).
(b)NM represents “not meaningful.”
As of December 31, 2024, total loans increased $198.8 million, compared to at December 31, 2023, due to organic growth in our commercial and industrial and premium finance portfolios which increased by $162.7 million and $66.3 million, respectively, and were partially offset by a decrease in commercial real estate loans of $40.9 million.
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
The following table details the maturities of Peoples’ loan portfolio at December 31, 2024:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total	% of Total
Construction:
Fixed	$501	$45,689	$2,479	$—	$48,669	14.8%
Variable	109,208	132,288	34,032	4,191	279,719	85.2%
Total	109,709	177,977	36,511	4,191	328,388	100.0%
Commercial real estate, other:
Fixed	62,449	488,238	350,590	49,542	950,819	44.1%
Variable	230,639	372,925	449,830	151,800	1,205,194	55.9%
Total	293,088	861,163	800,420	201,342	2,156,013	100.0%
Commercial and industrial:
Fixed	218,277	180,409	90,564	384	489,634	36.3%
Variable	244,763	196,933	404,569	11,746	858,011	63.7%
Total	463,040	377,342	495,133	12,130	1,347,645	100.0%
Premium finance:
Fixed	269,435	—	—	—	269,435	100.0%
Leases:
Fixed	64,242	330,184	12,172	—	406,598	100.0%
Residential real estate:
Fixed	107,007	16,464	138,165	325,673	587,309	70.3%
Variable	6,490	7,620	66,075	167,607	247,792	29.7%
Total	113,497	24,084	204,240	493,280	835,101	100.0%
Home equity lines of credit:
Fixed	49	95	1,629	297	2,070	0.9%
Variable	4,934	34,952	185,257	5,448	230,591	99.1%
Total	4,983	35,047	186,886	5,745	232,661	100.0%
Consumer, indirect:
Fixed	4,695	381,380	283,782	—	669,857	100.0%
Consumer, direct:
Fixed	8,020	60,529	32,740	121	101,410	91.3%
Variable	3,778	4,254	1,511	99	9,642	8.7%
Total	11,798	64,783	34,251	220	111,052	100.0%

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

The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2024:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Exposure
Construction:
Apartment complexes	$188,036	$223,982	$412,018	60.8%
Land development	36,214	15,458	51,672	7.6%
Residential property	30,573	19,693	50,266	7.4%
Land only	7,881	26,626	34,507	5.1%
Lodging and lodging related	10,313	13,916	24,229	3.6%
Assisted living facilities and nursing homes	6,567	16,972	23,539	3.5%
Warehouse facilities	331	16,315	16,646	2.5%
Student housing	14,288	712	15,000	2.2%
Other (a)	34,185	15,198	49,383	7.3%
Construction	$328,388	$348,872	$677,260	100.0%
Commercial real estate, other:
Apartment complexes	365,215	2,352	367,567	16.5%
Retail facilities:
Owner occupied	41,225	1,385	42,610	1.9%
Non-owner occupied	207,119	500	207,619	9.3%
Total retail	248,344	1,885	250,229	11.2%
Light industrial facilities:
Owner occupied	138,279	7,290	145,569	6.5%
Non-owner occupied	112,458	3,317	115,775	5.2%
Total light industrial facilities	250,737	10,607	261,344	11.7%
Office buildings and complexes:
Owner occupied	75,417	2,454	77,871	3.5%
Non-owner occupied	118,030	2,954	120,984	5.4%
Total office buildings and complexes	193,447	5,408	198,855	8.9%
Lodging and lodging related:
Owner occupied	30,407	—	30,407	1.4%
Non-owner occupied	121,443	1	121,444	5.5%
Total lodging and lodging related	151,850	1	151,851	6.9%
Assisted living facilities and nursing homes	119,687	855	120,542	5.4%
Warehouse facilities:
Owner occupied	38,643	521	39,164	1.7%
Non-owner occupied	35,312	216	35,528	1.6%
Total warehouse facilities	73,955	737	74,692	3.3%
Restaurant/bar facilities:
Owner occupied	39,737	—	39,737	1.8%
Non-owner occupied	31,057	—	31,057	1.4%
Total restaurant/bar facilities	70,794	—	70,794	3.2%
Healthcare:
Owner occupied	40,109	127	40,236	1.8%
Non-owner occupied	15,241	583	15,824	0.7%
Total healthcare facilities	55,350	710	56,060	2.5%
Mixed commercial use facilities:
Owner occupied	43,598	1,837	45,435	2.0%
Non-owner occupied	27,323	1,541	28,864	1.3%
Total mixed commercial use facilities	70,921	3,378	74,299	3.3%
Other (a)	555,713	45,093	600,806	27.1%
Commercial real estate, other	$2,156,013	$71,026	$2,227,039	100.0%

(a)All other total exposures by industry are less than 2% of the Total Exposure.

Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both December 31, 2024 and December 31, 2023.
Additional information regarding Peoples’ loan portfolio can be found in “Note 4 Loans and Leases, and Allowance for Credit Losses.”
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
The following details management’s allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2024	2023	2022
Construction	$878	$699	$1,250
Commercial real estate	16,256	20,915	17,710
Commercial and industrial	13,283	10,490	8,229
Premium finance	662	484	344
Leases	12,893	10,850	8,495
Residential real estate	6,491	5,937	6,357
Home equity lines of credit	1,792	1,588	1,693
Consumer, indirect	8,576	8,590	7,448
Consumer, direct	2,396	2,343	1,575
Deposit account overdrafts	121	115	61
Allowance for credit losses	$63,348	$62,011	$53,162
As a percent of total loans	1.00%	1.01%	1.13%
The increase in the allowance balance at December 31, 2024 when compared to at December 31, 2023 was driven by an increase in reserves for individually analyzed loans and leases, as well as loan growth.
The increase in the allowance balance at December 31, 2023 when compared to at December 31, 2022 was driven by (i) the additional allowance related to the loans acquired in the Limestone Merger, (ii) loan growth and (iii) an increase in charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 1 Summary of Significant Accounting Policies” and “Note 4 Loans and Leases, and Allowance for Credit Losses.”
The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Allowance for credit losses, January 1	$62,011	$53,162	$63,967
Gross charge-offs:
Construction	—	9	16
Commercial real estate, other	431	614	489
Commercial and industrial	668	851	943
Premium finance	209	122	124
Leases	15,106	3,997	2,585
Residential real estate	288	170	668
Home equity lines of credit	11	110	88
Consumer, indirect	6,179	4,030	2,233
Consumer, direct	678	416	363
Consumer	6,857	4,446	2,596
Deposit account overdrafts	1,542	1,161	1,246
Total gross charge-offs	25,112	11,480	8,755
Recoveries:
Commercial real estate, other	127	965	297
Commercial and industrial	58	552	49

Premium finance	28	24	13
Leases	528	362	420
Residential real estate	254	192	84
Home equity lines of credit	7	1	45
Consumer, indirect	552	487	328
Consumer, direct	50	73	47
Consumer	602	560	375
Deposit account overdrafts	285	277	200
Total recoveries	1,889	2,933	1,483
Net charge-offs (recoveries):
Construction	—	9	16
Commercial real estate, other	304	(351)	192
Commercial and industrial	610	299	894
Premium finance	181	98	111
Leases	14,578	3,635	2,165
Residential real estate	34	(22)	584
Home equity lines of credit	4	109	43
Consumer, indirect	5,627	3,543	1,905
Consumer, direct	628	343	316
Consumer	6,255	3,886	2,221
Deposit account overdrafts	1,257	884	1,046
Total net charge-offs	$23,223	$8,547	$7,272
Provision for (recovery of) credit losses, December 31 (a)	24,560	15,345	(2,904)
Initial allowance for PCD assets	$—	$2,051	$(629)
Allowance for credit losses, December 31	$63,348	$62,011	$53,162
Net charge-offs (recoveries) as a percent of average total loans:
Construction	—%	—%	—%
Commercial real estate, other	0.01%	(0.01)%	0.01%
Commercial and industrial	0.01%	0.01%	0.02%
Premium finance	—%	—%	—%
Leases	0.23%	0.06%	0.05%
Residential real estate	—%	—%	0.01%
Home equity lines of credit	—%	—%	—%
Consumer, indirect	0.09%	0.06%	0.04%
Consumer, direct	0.01%	0.01%	0.01%
Consumer	0.10%	0.07%	0.05%
Deposit account overdrafts	0.02%	0.02%	0.02%
Total	0.37%	0.15%	0.16%
(a)Amount does not include the provision for unfunded commitment liability.

Net charge-offs as a percent of average total loans for 2024 increased to 0.37% compared to 0.15% at 2023. The increase over all periods presented was due to an increase in charge-offs on small-ticket leases that occurred during the second half of 2024.
During 2023, net charge-offs as a percent of average total loans decreased to 0.15%, compared to 0.16% for 2022. The decrease was due to (i) an increase in average loan balances, primarily driven by the loans acquired in the Limestone Merger, (ii) decreases in net charge-offs of residential real estate loan balances and commercial and industrial loan balances, and (iii) net recoveries in 2023 compared to net charge-offs in 2022 of other commercial real estate loan balances, mostly offset by increases in net charge-offs related to total consumer loan balances and lease balances.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2024	2023	2022
Loans 90+ days past due and accruing:
Commercial real estate, other	227	78	167
Commercial and industrial	78	316	130
Premium finance	4,947	1,355	504
Leases	803	3,826	3,041
Residential real estate	2,166	877	917
Home equity lines of credit	213	171	58
Consumer, indirect	159	68	—
Consumer, direct	44	25	25
Consumer	203	93	25
Total loans 90+ days past due and accruing	8,637	6,716	4,842
Nonaccrual loans:
Construction	—	—	12
Commercial real estate, other	7,136	2,816	12,121
Commercial and industrial	6,809	2,758	3,462
Leases	8,850	8,436	3,178
Residential real estate	7,329	7,921	9,496
Home equity lines of credit	1,498	1,022	820
Consumer, indirect	2,374	2,412	2,176
Consumer, direct	133	112	208
Consumer	2,507	2,524	2,384
Total nonaccrual loans	34,129	25,477	31,473
Total nonperforming loans (“NPLs”)	42,766	32,193	36,315
OREO:
Commercial	5,891	7,118	8,730
Residential	279	56	165
Total OREO	6,170	7,174	8,895
Total nonperforming assets (“NPAs”)	$48,936	$39,367	$45,210
Criticized loans (a)	$241,302	$235,239	$191,355
Classified loans (b)	128,815	120,027	89,604
Asset Quality Ratios:
Nonaccrual loans as a percent of total loans (c)	0.54%	0.41%	0.67%
NPLs as a percent of total loans (c)(d)	0.67%	0.52%	0.77%
NPAs as a percent of total assets (c)(d)	0.53%	0.43%	0.63%
NPAs as a percent of total loans and OREO (c)(d)	0.77%	0.64%	0.96%
Allowance for credit losses as a percent of nonaccrual loans (c)	185.61%	245.79%	168.91%
Allowance for credit losses as a percent of NPLs (c)(d)	148.13%	194.38%	146.39%
Criticized loans as a percent of total loans (a)(c)	3.80%	3.82%	4.07%
Classified loans as a percent of total loans (b)(c)	2.03%	1.95%	1.90%
(a)Includes loans categorized as special mention, substandard or doubtful.
(b)Includes loans categorized as substandard or doubtful.
(c)Data presented as of the end of the year indicated.
(d)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Peoples’ NPAs increased to 0.53% of total assets at December 31, 2024, compared to 0.43% of total assets at December 31, 2023. This was driven by an increase in nonaccrual balances for commercial real estate and commercial and industrial loans, partially offset by a decrease in commercial OREO. Loans 90+ days past due and accruing at December 31, 2024 increased compared to at December 31, 2023, driven by higher administrative delinquencies on premium finance loans. Past due premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the majority of the receivable from the insurer. During 2024, both criticized and classified loans increased when compared to 2023, primarily due to loan downgrades.
Nonperforming assets decreased to 0.43% of total assets at December 31, 2023 compared to 0.63% of total assets at December 31, 2022. Loans 90+ days past due and accruing at December 31, 2023 increased compared to at December 31, 2022, primarily due to the loans acquired in the Limestone Merger and an increase in leases and premium finance loans 90+ days past due and accruing. During 2023, both criticized and classified loans increased when compared to 2022, primarily due to criticized and classified loans acquired in the Limestone Merger.
The majority of Peoples’ nonaccrual commercial real estate loans consists of owner occupied commercial properties. In general, management believes repayment of these loans is dependent on the sale of the underlying collateral. As such, the carrying values of these loans are ultimately supported by management’s estimate of the net proceeds Peoples would receive upon the sale of the collateral. These estimates are based in part on market values provided by independent, licensed or certified appraisers periodically, but no less frequently than annually. Given the volatility in commercial real estate values, management continues to monitor changes in real estate values from quarter-to-quarter and updates its estimates as needed based on observable changes in market prices and/or updated appraisals for similar properties.
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower’s financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples’ net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.9 million for 2024, $0.8 million for 2023 and $1.7 million for 2022. No portion of these amounts were recorded during 2024, 2023 or 2022.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2024, based on all significant information currently available. Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 4 Loans and Leases, and Allowance for Credit Losses.”
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2024	2023	2022
Non-interest-bearing deposits (a)	$1,507,661	$1,567,649	$1,589,402
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,085,158	1,144,357	1,160,182
Savings accounts	866,959	919,244	1,068,547
Retail CDs	1,921,415	1,443,417	530,236
Money market deposit accounts	878,254	775,488	617,029
Governmental deposit accounts	775,782	726,713	625,965
Brokered deposits	554,976	526,053	125,580
Total interest-bearing deposits	6,082,544	5,535,272	4,127,539
Total deposits	$7,590,205	$7,102,921	$5,716,941
(a) The sum of amounts presented are considered total demand deposits.
The increase in total deposits between December 31, 2024 and December 31, 2023 was primarily driven by special promotional rates over the past year on retail CDs. Total demand deposits comprised 34% and 38% of total deposits at December 31, 2024 and at December 31, 2023, respectively.
The increase in total deposits between December 31, 2023 and December 31, 2022 was primarily due to deposits acquired in the Limestone Merger. Excluding Limestone deposit balances, total deposits at December 31, 2023 increased $565.9 million, or 10%, compared to at December 31, 2022, primarily due to increases of $785.6 million in retail CDs and $351.1 million in brokered deposits, partially offset by decreases of $226.8 million, $223.3 million, and $193.7 million, in non-interest bearing deposits, savings accounts, and interest-bearing demand deposit accounts, respectively. Total demand deposits comprised 38% and 48% of total deposits at December 31, 2023 and December 31, 2022, respectively.
As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month SOFR, which offsets the rate on the brokered deposits. As of December 31, 2024, Peoples had eight effective interest rate swaps, with an aggregate notional value of $75.0 million, which were designated as cash flow hedges of brokered deposits, and are expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
Peoples’ governmental deposit accounts represent savings and interest-bearing transaction accounts from state and local governmental entities. These funds are subject to periodic fluctuations based on the timing of tax collections and subsequent expenditures or disbursements. Peoples normally experiences an increase in balances annually during the first and third quarters, corresponding with tax collections, with declines normally in the second and fourth quarters of each year, corresponding with expenditures by the governmental entities. Peoples continues to emphasize growth of low-cost deposits, while continuing to migrate these customers to ICS network deposits that do not require Peoples to pledge assets as collateral.
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2024	2023	2022
3 months or less	$454,711	$135,806	$54,471
Over 3 to 6 months	334,579	239,057	39,031
Over 6 to 12 months	239,110	353,433	58,342
Over 12 months	30,431	86,489	110,972
Total	$1,058,831	$814,785	$262,816
Additional information regarding Peoples’ deposits can be found in “Note 8 Deposits.”
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2024	2023	2022
Short-term borrowings:
FHLB overnight borrowings	$175,000	$369,000	$400,000
Repurchase agreements	18,367	99,121	100,138
Bank Term Funding Program (“BTFP”)	—	133,000	—
Other short-term borrowings	107	49,376	—
Total short-term borrowings	193,474	650,497	500,138
Long-term borrowings:
FHLB advances	131,868	112,865	34,158
Vantage non-recourse debt	51,330	49,572	53,147
Other long-term borrowings	54,875	53,804	13,788
Total long-term borrowings	238,073	216,241	101,093
Total borrowed funds	$431,547	$866,738	$601,231
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate subordinated deferrable interest debentures. Peoples continually evaluates its overall balance sheet position given the interest rate environment and liquidity needs. Total borrowed funds decreased at December 31, 2024 compared to at December 31, 2023 due to lower FHLB overnight borrowings and the payoff of the BTFP borrowing as of December 31, 2024. Peoples’ borrowed funds increased at December 31, 2023 compared to at December 31, 2022 due to the addition of $133.0 million of BTFP borrowings at December 31, 2023, an increase in FHLB long-term advances, and an increase in other long-term borrowings assumed in the Limestone Merger.
On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement with U.S. Bank National Association, the term of which has been extended to March 31, 2025 through an amendment in March 2024. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million.
Additional information regarding Peoples’ borrowed funds can be found in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings.”
Capital/Stockholders’ Equity
Peoples’ total stockholders’ equity at December 31, 2024 increased $58.1 million, or 6%, when compared to at December 31, 2023, which was due to net income of $117.2 million for 2024, partially offset by an increase in other comprehensive loss of $8.8 million and dividends paid of $56.3 million. The increase in other comprehensive loss was the result of changes in the fair market value of available-for-sale investment securities, which were driven by changes in market interest rates. At December 31, 2024, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered “well capitalized” under banking regulations. These higher capital levels reflect Peoples’ desire to maintain a strong capital position.
During 2023, total stockholders’ equity increased 34% when compared to 2022 due to (i) 6.8 million common shares (valued at $177.9 million) issued in the Limestone Merger, (ii) net income of $113.4 million for 2023, and (iii) a decrease in other comprehensive loss of $25.5 million, partially offset by dividends paid of $52.1 million and share repurchases of $3.0 million. The decrease in other comprehensive loss was the result of changes in the fair market value of available-for-sale investment securities, which were driven by changes in market interest rates.
On January 1, 2020, Peoples recorded a one-time transition adjustment to reduce retained earnings by $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for PCD loans, the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes). Peoples elected to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also includes a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the CECL model, which was applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 was excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in (i.e., 2022), 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, were excluded from regulatory capital, while 50% and 25% of these amounts were excluded in years four and five, respectively, under this phase-in period.
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least a capital conservation buffer of 2.50%. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 5.58% at December 31, 2024, 5.17% at December 31, 2023 and 5.06% at December 31, 2022. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2024.
The following table details Peoples’ actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2024	2023	2022
Capital Amounts:
Common equity tier 1	$833,128	$766,692	$604,644
Tier 1	863,974	820,496	618,432
Total (tier 1 and tier 2)	946,724	873,226	662,499
Net risk-weighted assets	$6,971,490	$6,630,945	$5,071,240
Capital Ratios:
Common equity tier 1	11.95%	11.56%	11.92%
Tier 1	12.39%	12.37%	12.19%
Total (tier 1 and tier 2)	13.58%	13.17%	13.06%
Tier 1 leverage ratio	9.73%	9.48%	8.96%
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

The following table reconciles the calculation of the identified non-US GAAP financial measures to amounts reported in Peoples’ Consolidated Financial Statements at December 31:

(Dollars in thousands)	2024	2023	2022
Tangible equity:
Total stockholders’ equity	$1,111,590	$1,053,534	$785,328
Less: goodwill and other intangible assets	402,422	412,172	326,329
Tangible equity	$709,168	$641,362	$458,999

Tangible assets:
Total assets	$9,254,247	$9,157,382	$7,207,304
Less: goodwill and other intangible assets	402,422	412,172	326,329
Tangible assets	$8,851,825	$8,745,210	$6,880,975

Tangible book value per common share:
Tangible equity	$709,168	$641,362	$458,999
Common shares outstanding	35,563,590	35,314,745	28,287,837

Tangible book value per common share	$19.94	$18.16	$16.23

Tangible equity to tangible assets ratio:
Tangible equity	$709,168	$641,362	$458,999
Tangible assets	$8,851,825	$8,745,210	$6,880,975

Tangible equity to tangible assets	8.01%	7.33%	6.67%
Tangible book value per common share increased to $19.94 at December 31, 2024 from $18.16 at December 31, 2023 and was primarily due to net income over the last twelve months.
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
Future Outlook
Peoples improved its performance for the third consecutive year during 2024, recording record annual net income despite the challenges that were presented to the banking industry due to the bank failures in 2023. In 2025, Peoples expects to generate positive operating leverage for the year, compared to 2024.
For 2025, Peoples expects net interest margin to be between 4.00% and 4.20% for the full year, which is assuming another 50 basis point reduction by the Federal Reserve, spread over the first nine months of 2025. These projections will vary depending on the timing and magnitude of the anticipated rate cuts and the level of competition for deposits.
Peoples projects growth in total non-interest income, excluding net gains and losses, to be in the mid-to-high single-digits in 2025 compared to 2024. Total non-interest expenses are expected to be between $69 million and $71 million for the second, third and fourth quarters of 2025, with the first quarter of 2025 being higher due to annual expenses typically recognized during the first quarter of each year. The efficiency ratio is projected to be between 55% and 60% for 2025.
Peoples will continue to place importance on loan growth. Peoples anticipates that the annual loan growth for 2025 will be between 4% and 6%. Provision for credit losses is expected to be at a similar quarterly run rate compared to 2024, with a modest reduction in our net charge-off rate compared to 2024. The balance sheet mix of Peoples will be continually evaluated in an effort to mitigate exposure risk during 2025.
Total deposit balances are expected to grow by approximately 1% in 2025. Peoples expects continued growth despite increased competition in its markets plus additional upward pressure on rates paid. Throughout 2024, deposits balances increased primarily due to special promotional offerings on retail CDs throughout the year.
Management believes Peoples is in position to maintain strong asset quality metrics and continued growth into 2025. Peoples came through 2024 with positive financial results despite the challenging economic environment and believes it will continue this trend into 2025.
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
The ALCO uses various methods to assess and monitor the current level of Peoples’ IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed for the year ended December 31, 2023.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
300	10,471	3.0%	15,063	4.6%	(127,697)	(7.2)%	(157,625)	(9.4)%
200	7,090	2.0%	10,282	3.1%	(88,238)	(5.0)%	(107,620)	(6.4)%
100	3,678	1.0%	5,468	1.7%	(45,430)	(2.6)%	(53,585)	(3.2)%
(100)	(9,700)	(2.7)%	(7,427)	(2.3)%	12,016	0.7%	31,722	1.9%
(200)	(19,818)	(5.6)%	(15,446)	(4.7)%	(3,009)	(0.2)%	46,537	2.8%
(300)	(19,964)	(5.6)%	(16,822)	(5.1)%	(25,823)	(1.5)%	47,198	2.8%
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
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. At December 31, 2024, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board decreasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2024, consideration of the bull steepener and bear steepener scenarios provide insights which were not captured by parallel shifts.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples’ deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-long term borrowing costs, which are correlated with long-term rates remain constant. Decreased deposit and funding costs increase net interest income over a longer horizon; resulting in an increased amount of net income and net interest margin over a 24-month period. At December 31, 2024, the bull steepener scenario resulted in a decline in net interest income of 0.73%, as the impact of recent term funding mitigates the impact of lower short-term rates over a 12-month horizon, and an increase in economic value of equity of 1.90%.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples’ deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At December 31, 2024, the bear steepener scenario resulted in an increase in net interest income of 0.79% and an increase in economic value of equity of 5.60%
During 2024, Peoples’ was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as net interest income increases in the rising rate scenarios and decreases in the falling rate scenarios.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2024, Peoples had eight interest rate swap contracts, with an aggregate notional value of $75.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB), and the market value of unpledged U.S. government and agency securities. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. At December 31, 2024, Peoples maintained liquid assets of $696.9 million, representing 6.6% of total assets plus unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. At December 31, 2024, Peoples maintained liquefiable assets of $857.1 million, representing 8.1% of total assets plus unfunded loan commitments.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. At December 31, 2024, Peoples had a ratio of 8.69 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. At December 31, 2024, Peoples had a ratio of 10.14 times, which was within policy limits.
Peoples maintains multiple contingent sources of liquidity including secured wholesale funding lines and unsecured brokered deposit networks. Peoples’ primary sources of secured wholesale funding are the FHLB of Cincinnati and the FRB. As of December 31, 2024, Peoples had unused collateral-based borrowing capacities of $388.6 million and $416.9 million, respectively, available with the FHLB of Cincinnati and the FRB. Together, these unused borrowing capacities represent 7.6% of total assets and unfunded loan commitments. Additionally, Peoples had $230.0 million of unpledged loan collateral eligible to secure additional borrowing capacity with the FRB as of December 31, 2024.
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
Liquidity management also requires the monitoring of risk indicators that may alert the ALCO to a developing liquidity situation or crisis. Early detection of stress scenarios allows Peoples to take actions to help mitigate the impact to Peoples Bank’s business operations. The LCFP contains various indicators, termed key risk indicators (“KRIs”), that are monitored on a monthly basis, at a minimum. The KRIs include both internal and external indicators and include loan delinquency levels, criticized and classified loan levels, the ratios of non-performing loans to loans and to total assets, the total loan to total deposit ratio, the level of net non-core funding dependence, the level of contingency funding sources, the liquidity coverage ratio, changes in regulatory capital levels, forecasted operating loss, negative media concerning Peoples, irrational competitor pricing that persists, and an increase in rates for external funding sources. The LCFP establishes levels that define each of these KRIs under base, mild, moderate and severe scenarios.
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
Starting at March 31, 2020, there was an increase in deposit balances due to the influx of funds from fiscal stimulus, the PPP and other government actions that persisted throughout 2021. During 2022, deposit balances declined due to customers returning to pre-COVID-19 pandemic balances as well as rising market interest rates due to high levels of inflation. During 2023, the Federal Reserve continued a historically aggressive rate-hiking campaign, leading to higher interest rates and higher competition for deposits. As inflationary pressures cooled during 2024, the Federal Reserve began to lower rates starting the second half of the calendar year. Peoples continued to offer various CD special rates to retain current clients and attract new clients.
Overall, management believes the current balance of cash and cash equivalents, anticipated investment portfolio cash flows and the availability of other funding sources will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Off-Balance Sheet Activities and Contractual Obligations
Peoples routinely engages in activities that involve, to varying degrees, elements of risk that are not reflected in whole or in part in the Consolidated Financial Statements. These activities are part of Peoples’ normal course of business and include traditional off-balance sheet credit-related financial instruments, interest rate contracts, operating lease obligations, and commitments to make additional capital contributions in low-income housing tax credit investments.
The following is a summary of Peoples’ significant off-balance sheet activities and contractual obligations.  Detailed information regarding these activities and obligations can be found in the Notes to the Consolidated Financial Statements.

Activity or Obligation	Note
Off-balance sheet credit-related financial instruments	16
Interest rate contracts	15
Operating lease obligations	6
Long-term borrowing obligations	10
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
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, Peoples’ President and Chief Executive Officer, and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, have concluded that:
(a)information required to be disclosed by Peoples in this Form 10-K and other reports Peoples files or submits under the Exchange Act would be accumulated and communicated to Peoples’ management, including its President and Chief Executive Officer, and its Executive Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure;
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
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 80 of this Form 10-K.
Ernst & Young LLP (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited Peoples’ consolidated financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2024. The report, which expresses the opinion that Peoples’ management has maintained effective internal control over financial reporting as of December 31, 2024, is included in the “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

ITEM 9B OTHER INFORMATION
(a)    None.
(b)     The following details the activity in respect of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended December 31, 2024:

				Trading Agreement
		Action	Date	Rule 10-b5-1*	Total Common Shares to be Sold	Expiration Date
Craig Beam	Director	Adopt	November 25, 2024	X	4,000	April 01, 2026
*Intended to satisfy the affirmative defense of Rules 10b5-1(c)
ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
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
With the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, Peoples’ management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2024, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, Peoples’ management has concluded that Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2024.
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
Peoples’ management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2024, and, based on this assessment, has concluded Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of that date.
Peoples’ independent registered public accounting firm, Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an audit report on Peoples’ internal control over financial reporting.

By: /s/	TYLER WILCOX	By: /s/	KATIE BAILEY
	Tyler Wilcox		Katie Bailey
	President and Chief Executive Officer		Executive Vice President,
Chief Financial Officer and Treasurer
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
As discussed in Note 1 and Note 4 of the financial statements, management estimates the allowance for credit losses (ACL) based on relevant available information, from both internal and external sources, relating to past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ACL is made up of both a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, the Company uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis, and a discounted cash flow methodology in determining an ACL for each loan segment. Management applies judgment in determining the extent of qualitative factors used in the qualitative component to adjust the loss rates for loan segments to reflect the impact these factors may have on expected losses in the loan portfolio. These include economic conditions, collateral, concentrations, troubled assets, Peoples' loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks. The Company’s loan and lease portfolio totaled $6.36 billion as of December 31, 2024, and the associated ACL was $63.3 million.
Auditing management’s estimate of the ACL involves a high degree of subjectivity due to the judgment required in assessing whether the economic forecast used is reasonable and supportable. Management’s determination of the economic forecast used in calculating the modeled ACL is highly judgmental and has a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s processes for establishing the ACL through the year ended December 31, 2024. We evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which included, among others, management’s review and approval controls designed to assess and challenge whether the economic forecast used is reasonable and supportable.
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
Chicago, Illinois
February 27, 2025

-PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash and cash equivalents:
Cash and due from banks	$108,721	$111,680
Interest-bearing deposits in other banks	108,943	315,042
Total cash and cash equivalents	217,664	426,722
Available-for-sale investment securities, at fair value (amortized cost of $1,229,382 at December 31, 2024 and $1,184,288 at December 31, 2023) (a)	1,083,555	1,048,322
Held-to-maturity investment securities, at amortized cost (fair value of $692,499 at December 31, 2024 and $612,022 at December 31, 2023) (a)	774,800	683,657
Other investment securities	60,132	63,421
Total investment securities (a)	1,918,487	1,795,400
Loans and leases, net of deferred fees and costs (b)	6,358,003	6,159,196
Allowance for credit losses	(63,348)	(62,011)
Net loans and leases	6,294,655	6,097,185
Loans held for sale	2,348	1,866
Bank premises and equipment, net of accumulated depreciation	103,669	103,856
Bank owned life insurance	143,710	140,554
Goodwill	363,199	362,169
Other intangible assets	39,223	50,003
Other assets	171,292	179,627
Total assets	$9,254,247	$9,157,382
Liabilities
Deposits:
Non-interest-bearing	$1,507,661	$1,567,649
Interest-bearing	6,082,544	5,535,272
Total deposits	7,590,205	7,102,921
Short-term borrowings	193,474	650,497
Long-term borrowings	238,073	216,241
Accrued expenses and other liabilities	120,905	134,189
Total liabilities	8,142,657	8,103,848
Stockholders’ Equity
Preferred shares, no par value, 50,000 shares authorized and no shares issued at December 31, 2024 and December 31, 2023	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,782,601 shares issued at December 31, 2024 and 36,736,041 shares issued at December 31, 2023, including shares held in treasury	866,844	865,227
Retained earnings	388,109	327,237
Accumulated other comprehensive loss, net of deferred income taxes	(110,385)	(101,590)
Treasury stock, at cost, 1,311,175 common shares at December 31, 2024 and 1,511,348 common shares at December 31, 2023	(32,978)	(37,340)
Total stockholders’ equity	1,111,590	1,053,534
Total liabilities and stockholders’ equity	$9,254,247	$9,157,382

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $237, respectively, at December 31, 2024 and $0 and $238, respectively, at December 31, 2023.
(b)Also referred to throughout this Form 10-K as “total loans” and “loans held for investment.”

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)	2024	2023	2022
Interest income:
Interest and fees on loans	$450,996	$383,032	$234,765
Interest and dividends on taxable investment securities	59,008	49,282	28,903
Interest on tax-exempt investment securities	3,963	4,326	4,176
Other interest income	6,809	2,763	1,710
Total interest income	520,776	439,403	269,554
Interest expense:
Interest on deposits	142,114	71,934	9,171
Interest on short-term borrowings	15,545	19,935	2,661
Interest on long-term borrowings	14,416	8,160	4,280
Total interest expense	172,075	100,029	16,112
Net interest income	348,701	339,374	253,442
Provision for (recovery of) credit losses (a)	24,787	15,174	(3,510)
Net interest income after provision for (recovery of) credit losses	323,914	324,200	256,952
Non-interest income:
Electronic banking income	25,142	25,210	21,094
Trust and investment income	19,513	17,160	16,391
Insurance income	19,401	18,016	15,727
Deposit account service charges	17,584	16,682	14,583
Lease income	10,408	7,844	4,267
Bank owned life insurance income	4,216	4,151	2,624
Mortgage banking income	1,788	1,078	1,397
Net loss on asset disposals and other transactions	(3,310)	(2,837)	(616)
Net loss on investment securities	(416)	(3,700)	(61)
Other non-interest income (b)	5,040	3,809	3,430
Total non-interest income	99,366	87,413	78,836
Non-interest expense:
Salaries and employee benefit costs	150,041	144,031	112,690
Net occupancy and equipment expense	24,151	21,368	19,516
Data processing and software expense	25,221	21,607	14,241
Professional fees	12,109	17,041	12,094
Amortization of other intangible assets	11,161	11,222	7,763
Electronic banking expense	7,548	7,150	9,231
Marketing expense	3,914	5,017	3,728
FDIC insurance expense	4,929	4,785	3,702
Franchise tax expense	3,222	3,540	3,487
Other loan expenses	4,147	2,859	2,735
Communication expense	3,145	2,834	2,484
Operating lease expense	3,539	1,687	—
Travel and entertainment expense	2,656	2,401	1,400
Other non-interest expense	18,033	20,945	14,076
Total non-interest expense	273,816	266,487	207,147
Income before income taxes	149,464	145,126	128,641
Income tax expense	32,259	31,763	27,349
Net income	$117,205	$113,363	$101,292
Earnings per common share – basic	$3.34	$3.46	$3.61
Earnings per common share – diluted	$3.31	$3.44	$3.60
Weighted-average number of common shares outstanding – basic	34,779,548	32,533,086	27,908,022
Weighted-average number of common shares outstanding – diluted	35,147,354	32,760,808	27,999,602
(a) The provision for credit losses includes changes related to the allowance for credit losses on loans, held-to-maturity investment securities, and the unfunded commitment liability.
(b) Includes realized and unrealized gains on equity investment securities recorded in other non-interest income of $50 for the year ended December 31, 2024, and realized and unrealized losses on equity investment securities of $141 for the year ended December 31, 2023, and realized and unrealized gains on equity investment securities of $2 for the year ended December 31, 2022.

 See Notes to the Consolidated Financial Statements

4PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Balance, December 31, 2021	$686,282	$207,076	$(11,619)	$(36,714)	$845,025
Net income	—	101,292	—	—	101,292
Other comprehensive loss, net of tax	—	—	(115,517)	—	(115,517)
Cash dividends declared	—	(42,432)	—	—	(42,432)
Reissuance of treasury stock for common share awards	(4,989)	—	—	4,989	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	78	78
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,745)	(1,745)
Common shares repurchased under share repurchase program	—	—	—	(7,407)	(7,407)
Common shares issued under dividend reinvestment plan	1,272	—	—	—	1,272
Common shares issued under compensation plan for Boards of Directors	83	—	—	423	506
Stock-based compensation	3,707	—	—	—	3,707
Common shares issued under employee stock purchase plan	95	—	—	454	549
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	113,363	—	—	113,363
Other comprehensive loss, net of tax	—	—	25,546	—	25,546
Cash dividends declared	—	(52,062)	—	—	(52,062)
Reissuance of treasury stock for common share awards	(5,944)	—	—	5,944	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,769)	(1,769)
Common shares repurchased under share repurchase program	—	—	—	(3,030)	(3,030)
Common shares issued under dividend reinvestment plan	1,324	—	—	—	1,324
Common shares issued under compensation plan for Boards of Directors	62	—	—	486	548
Stock-based compensation	5,337	—	—	—	5,337
Common shares issued under employee stock purchase plan	69	—	—	836	905
Issuance of common shares related to merger with Limestone Bancorp, Inc.	177,929	—	—	—	177,929
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Net income	$—	$117,205	$—	$—	$117,205
Other comprehensive income, net of tax	—	—	(8,795)	—	(8,795)
Cash dividends declared	—	(56,333)	—	—	(56,333)
Reissuance of treasury stock for common share awards	(6,880)	—	—	6,880	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,309)	(1,309)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	1,501	—	—	—	1,501
Common shares issued under compensation plan for Boards of Directors	86	—	—	406	492
Common shares issued under employee stock purchase plan	236	—	—	1,043	1,279
Stock-based compensation	6,674	—	—	—	6,674
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	2024	2023	2022
Net income	$117,205	$113,363	$101,292
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (losses) gains arising in the period	(10,276)	29,655	(161,730)
Related tax benefit (expense)	2,350	(6,817)	37,733
Reclassification adjustment for net loss included in net income	416	3,700	61
Related tax expense	(97)	(864)	(14)
Net effect on other comprehensive income (loss)	(7,607)	25,674	(123,950)
Defined benefit plans:
Net (loss) gain arising during the period	—	(303)	76
Related tax benefit (expense)	—	71	(18)
Amortization of unrecognized loss on service benefit plans	—	9	63
Related tax benefit	—	(2)	(15)
Realized loss due to settlement and curtailment	—	2,424	185
Related tax benefit	—	(566)	(43)
Net effect on other comprehensive income	—	1,633	248
Cash flow hedges:
Net (losses) gains arising during the period	(1,550)	(2,293)	10,606
Related tax benefit (expense)	362	532	(2,421)
Net effect on other comprehensive income (loss)	(1,188)	(1,761)	8,185
Total other comprehensive income (loss), net of tax	(8,795)	25,546	(115,517)
Total comprehensive income (loss)	$108,410	$138,909	$(14,225)

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	2024	2023	2022
Operating activities:
Net income	$117,205	$113,363	$101,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	3,514	3,668	17,319
Provision for (recovery of) credit losses	24,787	15,174	(3,510)
Bank owned life insurance income	(4,216)	(4,151)	(2,624)
Net loss on investment securities	416	3,700	61
Fair value adjustment on equity investment securities	(50)	141	(2)
Loans originated for sale	(65,356)	(33,196)	(48,081)
Proceeds from sales of loans	65,984	34,041	50,442
Net gains on sales of loans	(1,376)	(659)	(994)
Deferred income tax (benefit) expense	6,973	(238)	18,566
(Decrease) increase in accrued expenses	(4,216)	13,194	(4,692)
Decrease (increase) in interest receivable	1,293	(6,443)	(5,836)
Increase in other assets	5,626	962	1,629
Increase (decrease) in interest payable	(1,674)	6,621	(420)
Increase in operating lease assets	(16,217)	(13,817)	—
Change in lease right-of-use assets and lease liabilities	158	(335)	(38)
Stock-based compensation	7,324	6,025	4,325
Other, net	3,012	5,593	(7,598)
Net cash provided by operating activities	143,187	143,643	119,839
Investing activities:
Available-for-sale investment securities:
Purchases	(331,274)	(75,351)	(246,155)
Proceeds from sales	28,369	198,893	28,663
Proceeds from principal payments, calls and prepayments	255,744	151,047	190,143
Held-to-maturity investment securities:
Purchases	(253,546)	(207,428)	(206,768)
Proceeds from principal payments	162,497	84,116	19,033
Other investment securities:
Purchases	(28,431)	(27,206)	(23,632)
Proceeds from sales	32,049	21,281	5,784
Net (increase) decrease in loans held for investment	(199,243)	(356,075)	(58,142)
Net expenditures for premises and equipment	(6,822)	(13,458)	(6,753)
Proceeds from sales of other real estate owned	9	129	572
Investment in bank owned life insurance	—	—	(30,000)
Proceeds from bank owned life insurance	1,060	227	689
Business acquisitions, net of cash received	(1,579)	92,594	(85,791)
Investment in limited partnership and tax credit funds	(3,142)	(1,699)	(1,857)
Net cash used in investing activities	(344,309)	(132,930)	(414,214)
Financing activities:
Net (decrease) increase in non-interest-bearing deposits	(59,988)	(284,480)	(52,020)
Net increase (decrease) in interest-bearing deposits	547,098	436,545	(93,082)
Net (decrease) increase in short-term borrowings	(457,023)	90,359	328,611
Proceeds from long-term borrowings	55,277	115,108	24,804
Payments on long-term borrowings	(34,641)	(40,165)	(125,345)
Cash dividends paid	(55,828)	(51,845)	(42,372)
Repurchase of treasury stock under share repurchase program	(3,000)	(3,030)	(7,407)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,309)	(1,769)	(1,745)
Proceeds from issuance of common shares	1,478	1,264	1,226
Net cash (used in) provided by financing activities	(7,936)	261,987	32,670
Net (decrease) increase in cash and cash equivalents	(209,058)	272,700	(261,705)
Cash and cash equivalents at beginning of period	426,722	154,022	415,727
Cash and cash equivalents at end of period	$217,664	$426,722	$154,022

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)	2024	2023	2022
Supplemental cash flow information:
Interest paid	$172,712	$90,367	$16,270
Income taxes paid	28,489	30,073	4,131
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$235	$31	$110
Noncash recognition of new leases	1,660	4,428	880

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products primarily offered through its 148 financial service offices and ATMs, including 129 full-service branches in Ohio, Kentucky, West Virginia, Washington, D.C., Virginia, and Maryland as of December 31, 2024, as well as through online resources that are web-based and mobile-based. Peoples’ insurance, premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank’s credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating activities or total stockholders’ equity.
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
The Consolidated Financial Statements include the accounts of Peoples and its consolidated subsidiaries, Peoples Bank (along with its wholly-owned subsidiaries, Peoples Insurance Agency, LLC (“Peoples Insurance”) and Vantage Financial, LLC (“Vantage”)), Peoples Investment Company, and NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I, and Porter Statutory Trusts II-IV, for which Peoples holds all of the common securities. All intercompany accounts and transactions have been eliminated.
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
Operating Segments: As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, leasing, insurance, investment and trust solutions. Peoples’ business activities are currently confined to a single reportable operating segment, which is community banking. Peoples’ single operating segment was determined based on the similar economic characteristics shared by the components of community banking. Peoples’ chief operating decision maker (“CODM”) is composed of its President and Chief Executive Officer, and its Chief Financial Officer. Peoples’ CODM considers all components of consolidated interest income, interest expense, non-interest income, and non-interest expense as presented in Peoples’ Consolidated Statements of Income for the purposes of assessing performance of Peoples’ single reportable segment and allocating resources within its reportable segment. The CODM does not review segment revenue or expense information at a lower level than what is included in Peoples’ Consolidated Statements of Income.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of 90 days or less. At December 31, 2024 and at December 31, 2023, Peoples had no restricted funds held in interest-bearing deposits in other banks which were being used as collateral and not available for withdrawal.
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
Loans and leases acquired in a business combination that have evidence of more than insignificant credit deterioration, which includes loans and leases that Peoples believes it is probable that Peoples will be unable to collect all contractually required payments, are considered purchase credit deteriorated (“PCD”) loans or leases. These loans are recorded at the purchase price, and an allowance for credit losses is determined using the same methodology as for other loans or leases. The initial allowance for credit losses determined on a collective basis is allocated to individual loans or leases. The total of the purchase price and allowance for credit losses is the net amount expected to be collected for PCD loans or leases. The variance between the initial amortized cost basis and the par value of the loan is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the loan. The variance between the initial amortized cost basis and the fair value of a lease is considered an interest premium or discount, which is amortized or accreted into interest income on a level yield method over the life of the lease.
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
In management’s estimation of expected credit losses, Peoples’ uses a one year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period. In estimating credit losses, Peoples uses a loss driver method, which analyzes one or more economic variables to the change in default rate using a regression analysis. Variables that had a strong correlation were selected as economic factors, or variables, for the model. If a single variable was not found to be strongly correlated, additional variables were included. Peoples utilizes the U.S. unemployment and Ohio unemployment rates as economic factors in modeling.
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
Peoples modeled amortizing loans with a prepayment rate annualized to one year. The prepayment rates were calculated using Peoples’ historical data, at the segment level. Peoples models extensions of contractual terms in the following situations: when a loan is 60 days or more past due; when a partial charge-off has occurred, if the loan is in nonaccrual status; or if the loan is grade 5 or higher. When any of these criteria are met and the loan matures within the next 12 months, the loan will be modeled to extend for an additional 12 months.
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
Derivatives: Peoples enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which is determined by interest rates. Peoples’ derivative financial instruments are used to manage differences in the amount, timing and duration of Peoples’ known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings. Peoples also has interest rate derivative financial instruments that result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in Peoples’ assets or liabilities. Peoples manages a matched book with respect to customer-

related derivative financial instruments in order to minimize its net risk exposure resulting from such transactions. Amounts reported in AOCL related to derivatives are reclassified to interest income or expense as interest payments are made or received on Peoples’ variable-rate assets or liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transaction. If the derivative financial instruments designated as cash flow hedges are deemed effective, changes in the fair value of each derivative financial instrument are reported in AOCL (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. If the derivative financial instruments designated as cash flow hedges are deemed ineffective, changes in the fair value of the derivative financial instrument are recognized directly in earnings.
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. These commitments are considered derivatives. The valuation of such commitments considers the servicing release premium, but does not consider other expected cash flows related to the servicing of the future loan. Management determined these derivatives did not have a material effect on Peoples’ financial position, results of operations or cash flows at December 31, 2024.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the proportional amortization method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in “Other assets” and totaled $11.1 million and $13.1 million at December 31, 2024 and 2023, respectively.
Other Real Estate Owned (“OREO”): OREO, included in “Other assets” on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $6.2 million at December 31, 2024 and $7.2 million at December 31, 2023.
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
Lease income: Lease income presented in “Non-interest income” includes (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments in excess of net investment on the lease, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, and (vi) syndication income. Income on operating leases is recognized on a straight-line basis. Depreciation expense related to operating leases is recognized on a straight-line basis in “other non-interest expense.” Peoples began originating operating leases in 2023. Gains on syndicated leases and other fees are recognized over time on a monthly basis.
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
A tax position is initially recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Penalties and interest incurred under the applicable tax law are classified as income tax expense. Further, the amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented. The amounts of Peoples’ uncertain income tax positions and unrecognized benefits are disclosed in “Note 13 Income Taxes.”
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
The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. The enhanced segment disclosure requirements apply “retrospectively to all prior periods presented in the financial statements.” The significant segment expense and other segment item amounts “disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption.” The amendments in ASU 2023-07 were effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Peoples adopted the expanded disclosure requirements beginning with the fiscal year ending December 31, 2024. The guidance did not have a material impact on Peoples’ consolidated financial statements.
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2024 and at December 31, 2023, there were no assets or liabilities measured on a recurring basis that were considered Level 3 measurements.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2024		December 31, 2023
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$15,196	$—	$30,296	$—
U.S. government sponsored agencies	—	209,083	—	118,607
States and political subdivisions	—	196,301	—	213,296
Residential mortgage-backed securities	—	601,802	—	628,924
Commercial mortgage-backed securities	—	55,065	—	51,234
Bank-issued trust preferred securities	—	6,108	—	5,965
Total available-for-sale securities	15,196	1,068,359	30,296	1,018,026
Equity investment securities (a)	197	244	191	237
Derivative assets (b)	—	18,743	—	22,304
Liabilities:
Derivative liabilities (c)	—	17,046	$—	$19,122
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2024 and at December 31, 2023, there were no assets or liabilities measured on a non-recurring basis that were considered Level 1 measurements.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2024		December 31, 2023
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Collateral dependent loans	$—	$4,375	$—	$501
Loans held for sale (a)	1,499	—	1,663	—
Other real estate owned (“OREO”)	—	5,891	—	7,118
(a) Loans held for sale are presented gross of a valuation allowance of $166 and $163 at December 31, 2024 and at December 31, 2023, respectively.

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
Other Real Estate Owned: OREO, included in “Other assets” on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals which are updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Financial Instruments Not Required to be Measured and Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities, and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2024		December 31, 2023
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$217,664	$217,664	$426,722	$426,722
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	233,302	223,294	188,475	180,825
States and political subdivisions (a)	2	142,691	110,848	144,496	114,288
Residential mortgage-backed securities	2	300,290	276,278	248,559	231,620
Commercial mortgage-backed securities	2	98,754	82,079	102,365	85,289
Total held-to-maturity securities		775,037	692,499	683,895	612,022
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank (“FHLB”) stock	N/A	24,606	24,606	29,949	29,949
Federal Reserve Bank (“FRB”) stock	N/A	27,114	27,114	26,896	26,896
Total other investment securities at cost		51,720	51,720	56,845	56,845
Other investment securities at fair value:
Nonqualified deferred compensation (b)	1	4,898	4,898	3,162	3,162
Other investment securities (c)	2	3,073	3,073	2,985	2,985
Total other investment securities at fair value		59,691	59,691	62,992	62,992
Loans and leases, net of deferred fees and costs (d)	3	6,358,003	6,240,751	6,159,196	6,064,999
Bank owned life insurance	2	143,710	143,710	140,554	140,554
Financial liabilities:
Deposits	2	$7,590,205	$6,713,360	$7,102,921	$6,270,496
Short-term borrowings	2	193,474	204,577	650,497	668,956
Long-term borrowings	2	238,073	251,736	216,241	222,376
(a) Held-to-maturity investment securities are presented gross of an allowance for credit losses of $237 and $238, at December 31, 2024 and at December 31, 2023, respectively.
(b) Nonqualified deferred compensation includes underlying investments in mutual funds.
(c) “Other investment securities,” as reported on the Consolidated Balance Sheets, also included equity investment securities at December 31, 2024 and at December 31, 2023, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(d) Loans and leases, net of deferred fees and costs are presented gross of an allowance for credit losses of $63.3 million and $62.0 million, as of December 31, 2024 and December 31, 2023, respectively.

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

Held-to-Maturity Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, relevant yield curves, credit spreads and prices from market makers and live trading systems (Level 2). When observable market data is absent, the independent pricing service estimates prices based on underlying cash flow characteristics and discount rates as derived from comparable securities (Level 3). Management reviews the valuation methodology and quality controls utilized by the pricing services in management’s overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Other Investment Securities: Other investment securities at cost are not recorded at fair value as they are not marketable securities. FHLB and FRB stock are both recorded at cost. Other investment securities at fair value are valued using quoted prices in an active market (Level 1) or quoted prices in less active markets (Level 2).
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

Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2024
Obligations of:
U.S. Treasury and government agencies	$15,317	$87	$(208)	$15,196
U.S. government sponsored agencies	224,167	53	(15,137)	209,083
States and political subdivisions	225,074	16	(28,789)	196,301
Residential mortgage-backed securities	693,886	1,391	(93,475)	601,802
Commercial mortgage-backed securities	64,438	36	(9,409)	55,065
Bank-issued trust preferred securities	6,500	—	(392)	6,108
Total available-for-sale securities	$1,229,382	$1,583	$(147,410)	$1,083,555
2023
Obligations of:
U.S. Treasury and government agencies	$30,999	$292	$(995)	$30,296
U.S. government sponsored agencies	128,500	639	(10,532)	118,607
States and political subdivisions	239,906	485	(27,095)	213,296
Residential mortgage-backed securities	717,772	1,819	(90,667)	628,924
Commercial mortgage-backed securities	60,611	5	(9,382)	51,234
Bank-issued trust preferred securities	6,500	—	(535)	5,965
Total available-for-sale securities	$1,184,288	$3,240	$(139,206)	$1,048,322
The unrealized losses related to residential mortgage-backed securities at December 31, 2024 and 2023 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2024	2023	2022
Gross gains realized	$1,140	$1,550	$314
Gross losses realized	1,556	5,250	375
Net loss realized	$(416)	$(3,700)	$(61)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.

The following table presents a summary of available-for-sale investment securities that had unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2024
Obligations of:
U.S. Treasury and government agencies	$10,003	$174	11	$2,299	$34	10	$12,302	$208
U.S. government sponsored agencies	130,518	5,816	27	70,982	9,321	13	201,500	15,137
States and political subdivisions	28,400	1,188	55	160,210	27,601	138	188,610	28,789
Residential mortgage-backed securities	85,043	2,300	69	482,609	91,175	256	567,652	93,475
Commercial mortgage-backed securities	2,868	93	5	46,619	9,316	24	49,487	9,409
Bank-issued trust preferred securities	493	7	1	5,614	385	3	6,107	392
Total	$257,325	$9,578	168	$768,333	$137,832	444	$1,025,658	$147,410
2023
Obligations of:
U.S. Treasury and government agencies	$8,568	$83	22	$11,631	$912	5	$20,199	$995
U.S. government sponsored agencies	14,439	35	4	74,211	10,497	15	88,650	10,532
States and political subdivisions	18,268	136	32	167,346	26,959	138	185,614	27,095
Residential mortgage-backed securities	58,671	1,150	66	529,895	89,517	238	588,566	90,667
Commercial mortgage-backed securities	6,000	112	7	44,656	9,270	21	50,656	9,382
Bank-issued trust preferred securities	1,984	16	1	3,981	519	3	5,965	535
Total	$107,930	$1,532	132	$831,720	$137,674	420	$939,650	$139,206
Management evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2024, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2024, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2024 and 2023 were largely attributable to changes in market interest rates and spreads since the securities were purchased. Accrued interest receivable is not included in the investment securities balances, and is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses.
The unrealized losses with respect to the three bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2024 were primarily attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2024.  The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%.  In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1,044	$1,755	$6,880	$5,638	$15,317
U.S. government sponsored agencies	—	60,304	81,845	82,018	224,167
States and political subdivisions	7,437	41,113	73,235	103,289	225,074
Residential mortgage-backed securities	15	4,680	48,876	640,315	693,886
Commercial mortgage-backed securities	—	11,106	30,031	23,301	64,438
Bank-issued trust preferred securities	2,000	1,500	3,000	—	6,500
Total available-for-sale securities	$10,496	$120,458	$243,867	$854,561	$1,229,382
Fair value
Obligations of:
U.S. Treasury and government agencies	$1,040	$1,740	$6,904	$5,512	$15,196
U.S. government sponsored agencies	—	55,725	77,448	75,910	209,083
States and political subdivisions	7,392	38,477	61,518	88,914	196,301
Residential mortgage-backed securities	15	4,567	44,939	552,281	601,802
Commercial mortgage-backed securities	—	10,213	25,236	19,616	55,065
Bank-issued trust preferred securities	1,998	1,470	2,640	—	6,108
Total available-for-sale securities	$10,445	$112,192	$218,685	$742,233	$1,083,555
Total weighted-average yield	3.64%	2.10%	2.82%	2.76%	2.71%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2024
Obligations of:
U.S. government sponsored agencies	$233,302	$—	$219	$(10,227)	$223,294
States and political subdivisions	142,691	(237)	110	(31,716)	110,848
Residential mortgage-backed securities	300,290	—	281	(24,293)	276,278
Commercial mortgage-backed securities	98,754	—	—	(16,675)	82,079
Total held-to-maturity securities	$775,037	$(237)	$610	$(82,911)	$692,499
2023
Obligations of:
U.S. government sponsored agencies	$188,475	$—	$489	$(8,139)	$180,825
States and political subdivisions	144,496	(238)	134	(30,104)	114,288
Residential mortgage-backed securities	248,559	—	1,643	(18,582)	231,620
Commercial mortgage-backed securities	102,365	—	—	(17,076)	85,289
Total held-to-maturity securities	$683,895	$(238)	$2,266	$(73,901)	$612,022
There were no sales of held-to-maturity securities during the years ended December 31, 2024 and December 31, 2023.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples’ held-to-maturity investment securities are residential mortgage-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for states and political subdivisions using cumulative default rate averages for municipal securities.

The following table presents a summary of held-to-maturity investment securities that had unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2024
Obligations of:
U.S. government sponsored agencies	$150,390	$2,464	29	$38,901	$7,763	11	$189,291	$10,227
States and political subdivisions	957	44	1	106,716	31,672	66	107,673	31,716
Residential mortgage-backed securities	116,576	2,808	27	130,556	21,485	43	247,132	24,293
Commercial mortgage-backed securities	9,603	1,381	5	70,476	15,294	29	80,079	16,675
Total	$277,526	$6,697	62	$346,649	$76,214	149	$624,175	$82,911
2023
Obligations of:
U.S. government sponsored agencies	$64,487	$356	14	$86,071	$7,783	18	$150,558	$8,139
States and political subdivisions	—	—	—	111,040	30,104	67	111,040	30,104
Residential mortgage-backed securities	44,379	1,105	14	117,654	17,477	34	162,033	18,582
Commercial mortgage-backed securities	13,919	1,845	6	71,370	15,231	31	85,289	17,076
Total	$122,785	$3,306	34	$386,135	$70,595	150	$508,920	$73,901
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2024. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3%. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$2,500	$6,442	$69,186	$155,174	$233,302
States and political subdivisions	998	7,629	20,724	113,340	142,691
Residential mortgage-backed securities	—	207	3,919	296,164	300,290
Commercial mortgage-backed securities	—	12,907	34,149	51,698	98,754
Total held-to-maturity securities	$3,498	$27,185	$127,978	$616,376	$775,037
Fair value
Obligations of:
U.S. government sponsored agencies	$2,500	$6,143	$68,638	$146,013	$223,294
States and political subdivisions	1,014	7,305	16,742	85,787	110,848
Residential mortgage-backed securities	—	205	3,443	272,630	276,278
Commercial mortgage-backed securities	—	11,880	29,086	41,113	82,079
Total held-to-maturity securities	$3,514	$25,533	$117,909	$545,543	$692,499
Total weighted-average yield	3.24%	1.92%	3.79%	3.91%	3.82%
Other Investment Securities
Peoples’ “Other investment securities” on the Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock, and other equity investment securities.

The following table summarizes the carrying value of Peoples’ Other investment securities at December 31:

(Dollars in thousands)	2024	2023
FHLB stock	$24,606	$29,949
FRB stock	27,114	26,896
Nonqualified deferred compensation	4,898	3,162
Equity investment securities	2,645	2,545
Other investment securities	869	869
Total other investment securities	$60,132	$63,421
Peoples redeemed $31.7 million and $21.2 million of FHLB stock in 2024 and 2023, respectively, in order to be in compliance with the requirements of the FHLB. Peoples purchased $26.4 million and $18.9 million of additional FHLB stock during 2024 and 2023, respectively, as a result of the FHLB’s capital requirements on FHLB advances during the year. During the year ended December 31, 2024 and December 31, 2023, Peoples purchased $0.2 million and $5.7 million, respectively, of FRB stock as a result of capital requirements.
During 2024, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2024 in “Other non-interest income,” resulting in an unrealized gain of $50,000. During 2023, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2023 in “Other non-interest income,” resulting in unrealized loss of $141,000.
At December 31, 2024, Peoples’ investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples’ stockholders’ equity at December 31, 2024.
Pledged Securities
At December 31, 2024 and 2023, Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and Repurchase Agreements in accordance with federal and state requirements. Peoples also pledged available-for-sale investment securities and held-to-maturity investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples’ pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2024	2023
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$505,963	$713,033
Held-to-maturity	563,014	559,142
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,119	85,899
Held-to-maturity	1,215	39,607
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Consolidated Balance Sheet, with no recorded allowance for credit loss. Interest receivable on investment securities was $9.9 million and $9.5 million at December 31, 2024 and 2023, respectively.

Note 4 Loans and Leases, and Allowance for Credit Losses

Peoples’ loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples’ footprint. Peoples also originates insurance premium finance loans nationwide through its Peoples Premium Finance division, and originates leases nationwide through its NSL division and its Vantage subsidiary. Throughout this Form 10-K, loans and leases are referred to as “total loans” and “loans held for investment.”
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2024	2023
Construction	$328,388	$364,019
Commercial real estate, other	2,156,013	2,196,957
Commercial and industrial	1,347,645	1,184,986
Premium finance	269,435	203,177
Leases	406,598	414,060
Residential real estate	835,101	791,095
Home equity lines of credit	232,661	208,675
Consumer, indirect	669,857	666,472
Consumer, direct	111,052	128,769
Deposit account overdrafts	1,253	986
Total loans, at amortized cost	$6,358,003	$6,159,196
Net deferred loan origination costs were $20.2 million and $21.7 million at December 31, 2024 and 2023, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $19.5 million and $43.0 million at December 31, 2024 and 2023, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $23.1 million at December 31, 2024 and $24.5 million at December 31, 2023.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2024		2023
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	$7,136	$227	$2,816	$78
Commercial and industrial	6,809	78	2,758	316
Premium finance	—	4,947	—	1,355
Leases	8,850	803	8,436	3,826
Residential real estate	7,329	2,166	7,921	877
Home equity lines of credit	1,498	213	1,022	171
Consumer, indirect	2,374	159	2,412	68
Consumer, direct	133	44	112	25
Total loans, at amortized cost	$34,129	$8,637	$25,477	$6,716
(a)There were $5.7 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2024 and $1.2 million of such loans at December 31, 2023.

The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2024
Construction	$—	$—	$—	$—	$328,388	$328,388
Commercial real estate, other	1,300	1,585	6,008	8,893	2,147,120	2,156,013
Commercial and industrial	1,651	583	4,551	6,785	1,340,860	1,347,645
Premium finance	3,863	456	4,947	9,266	260,169	269,435
Leases	10,941	5,241	9,575	25,757	380,841	406,598
Residential real estate	11,481	3,038	5,271	19,790	815,311	835,101
Home equity lines of credit	1,473	317	1,093	2,883	229,778	232,661
Consumer, indirect	7,568	1,522	1,326	10,416	659,441	669,857
Consumer, direct	884	113	138	1,135	109,917	111,052
Deposit account overdrafts	—	—	—	—	1,253	1,253
Total loans, at amortized cost	$39,161	$12,855	$32,909	$84,925	$6,273,078	$6,358,003
2023
Construction	$13	$52	$—	$65	$363,954	$364,019
Commercial real estate, other	2,728	4,556	1,572	8,856	2,188,101	2,196,957
Commercial and industrial	1,717	1,491	3,052	6,260	1,178,726	1,184,986
Premium finance	1,288	867	1,355	3,510	199,667	203,177
Leases	12,743	4,932	12,014	29,689	384,371	414,060
Residential real estate	14,021	2,733	4,481	21,235	769,860	791,095
Home equity lines of credit	1,561	691	683	2,935	205,740	208,675
Consumer, indirect	7,488	1,550	1,230	10,268	656,204	666,472
Consumer, direct	536	282	43	861	127,908	128,769
Deposit account overdrafts	—	—	—	—	986	986
Total loans, at amortized cost	$42,095	$17,154	$24,430	$83,679	$6,075,517	$6,159,196
Delinquency trends remained stable, with 98.7% and 98.6% of Peoples’ portfolio considered “current” at December 31, 2024 and at December 31, 2023, respectively.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, commercial real estate and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged at December 31 are summarized in the following table:

(Dollars in thousands)	2024	2023
Loans pledged to FHLB	$1,218,496	$1,206,134
Loans pledged to FRB	527,989	419,245
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2024, no related party loan was past due 90 or more days or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2023	$20,166
New loans and disbursements	3,527
Repayments	(21,159)
Balance, December 31, 2024	$2,534
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
The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2024:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$69,862	$162,605	$47,133	$30,592	1,845	$13,540	$—	$—	$325,577
Special mention	—	—	—	—	—	115	—	—	115
Substandard	—	1,161	1,535	—	—	—	—	—	2,696
Total	69,862	163,766	48,668	30,592	1,845	13,655	—	—	328,388
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	130,971	219,105	366,256	337,905	201,367	751,415	41,122	—	2,048,141
Special mention	271	2,923	11,876	7,197	5,107	10,689	288	—	38,351
Substandard	145	1,073	2,460	18,851	9,234	37,136	612	—	69,511
Doubtful	—	—	—	—	—	10	—	—	10
Total	131,387	223,101	380,592	363,953	215,708	799,250	42,022	—	2,156,013
Current period gross charge-offs	—	—	376	—	—	55			431
Commercial and industrial
Pass	311,631	202,929	134,558	148,288	66,102	152,143	229,821	4,779	1,245,472
Special mention	779	9,019	10,886	4,449	12,049	13,537	19,465	—	70,184
Substandard	200	99	4,791	11,429	3,850	4,430	5,045	49	29,844
Doubtful	—	—	1,987	—	—	158	—	—	2,145
Total	312,610	212,047	152,222	164,166	82,001	170,268	254,331	4,828	1,347,645
Current period gross charge-offs	—	14	—	17	105	532			668
Premium finance
Pass	265,504	3,837	94	—	—	—	—	—	269,435
Total	265,504	3,837	94	—	—	—	—	—	269,435
Current period gross charge-offs	67	109	33	—	—	—			209
Leases
Pass	175,449	125,664	61,064	24,181	4,661	2,153	—	—	393,172
Special mention	791	1,529	1,140	365	5	—	—	—	3,830
Substandard	351	2,108	1,777	193	8	—	—	—	4,437
Doubtful	170	2,127	1,859	624	110	269	—	—	5,159
Total	176,761	131,428	65,840	25,363	4,784	2,422	—	—	406,598
Current period gross charge-offs	1,315	5,623	5,421	2,308	301	138			15,106
Residential real estate
Pass	77,130	66,712	85,045	128,359	52,090	414,574	—	—	823,910
Substandard	321	1,088	161	980	306	8,087	—	—	10,943
Loss	—	4	—	—	—	244	—	—	248
Total	77,451	67,804	85,206	129,339	52,396	422,905	—	—	835,101
Current period gross charge-offs	—	—	46	5	—	237			288
Home equity lines of credit
Pass	54,724	37,417	37,752	27,430	16,583	57,303	24	731	231,233
Substandard	—	138	163	16	34	1,069	—	—	1,420
Loss	—	—	—	—	—	8	—	—	8
Total	54,724	37,555	37,915	27,446	16,617	58,380	24	731	232,661
Current period gross charge-offs	—	—	—	—	—	11			11
Consumer, indirect
Pass	239,584	176,115	148,210	56,846	30,231	16,129	—	—	667,115
Substandard	269	557	681	618	312	251	—	—	2,688
Loss	14	—	16	14	—	10	—	—	54
Total	239,867	176,672	148,907	57,478	30,543	16,390	—	—	669,857
Current period gross charge-offs	497	2,207	1,880	691	141	763			6,179
Consumer, direct
Pass	45,978	25,605	21,544	9,614	4,180	3,884	—	—	110,805
Substandard	18	65	46	29	4	73	—	—	235
Loss	—	4	—	—	—	8	—	—	12
Total	45,996	25,674	21,590	9,643	4,184	3,965	—	—	111,052
Current period gross charge-offs	2	154	212	51	12	247			678
Deposit account overdrafts	1,253	—	—	—	—	—	—	—	1,253
Current period gross charge-offs	1,542	—	—	—	—	—			1,542
Total loans, at amortized cost	$1,375,415	$1,041,884	$941,034	$807,980	$408,078	$1,487,235	$296,377	$5,559	$6,358,003
Total current period gross charge-offs	$3,423	$8,107	$7,968	$3,072	$559	$1,983			$25,112
The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2023:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$80,273	$141,245	$85,913	$27,169	9,995	$12,723	$—	$—	$357,318
Special mention	—	3,757	—	—	—	123	—	—	3,880
Substandard	1,200	1,590	—	—	—	31	—	—	2,821
Total	81,473	146,592	85,913	27,169	9,995	12,877	—	—	364,019
Current period gross charge-offs	—	—	9	—	—	—			9
Commercial real estate, other
Pass	199,565	327,762	366,752	227,604	262,099	650,265	37,177	189	2,071,224
Special mention	999	12,975	4,850	10,324	7,074	22,186	408	41	58,816
Substandard	287	2,421	5,878	8,679	1,972	47,213	457	—	66,907
Doubtful	—	—	—	—	—	10	—	—	10
Total	200,851	343,158	377,480	246,607	271,145	719,674	38,042	230	2,196,957
Current period gross charge-offs	—	—	—	39	—	575			614
Commercial and industrial
Pass	225,894	180,068	212,938	86,934	55,434	132,675	213,714	38	1,107,657
Special mention	540	12,051	533	9,723	4,722	6,336	16,236	8,614	50,141
Substandard	78	6,441	5,104	5,617	1,602	6,278	1,889	779	27,009
Doubtful	—	—	—	—	—	179	—	—	179
Total	226,512	198,560	218,575	102,274	61,758	145,468	231,839	9,431	1,184,986
Current period gross charge-offs	—	36	202	25	173	415			851
Premium finance
Pass	201,659	1,517	1	—	—	—	—	—	203,177
Total	201,659	1,517	1	—	—	—	—	—	203,177
Current period gross charge-offs	25	97	—	—	—	—			122
Leases
Pass	216,559	114,327	51,307	14,061	4,883	1,501	—	—	402,638
Special mention	363	1,529	476	81	1	5	—	—	2,455
Substandard	1,937	3,006	2,944	448	321	311	—	—	8,967
Total	218,859	118,862	54,727	14,590	5,205	1,817	—	—	414,060
Current period gross charge-offs	963	1,328	1,173	233	165	135			3,997
Residential real estate
Pass	75,957	91,506	140,157	58,144	45,507	369,552	—	—	780,823
Substandard	43	243	585	182	529	8,604	—	—	10,186
Loss	—	—	—	—	—	86	—	—	86
Total	76,000	91,749	140,742	58,326	46,036	378,242	—	—	791,095
Current period gross charge-offs	—	—	—	—	—	170			170
Home equity lines of credit
Pass	39,706	42,565	33,406	19,838	14,297	57,482	27	1,346	207,321
Substandard	19	—	61	34	123	1,109	—	—	1,346
Loss	—	—	—	—	—	8	—	—	8
Total	39,725	42,565	33,467	19,872	14,420	58,599	27	1,346	208,675
Current period gross charge-offs	—	—	—	—	—	110			110
Consumer, indirect
Pass	247,829	225,225	96,698	59,044	18,644	15,977	—	—	663,417
Substandard	333	934	789	558	190	206	—	—	3,010
Loss	7	34	2	—	2	—	—	—	45
Total	248,169	226,193	97,489	59,602	18,836	16,183	—	—	666,472
Current period gross charge-offs	609	2,091	865	255	63	147			4,030
Consumer, direct
Pass	58,445	37,050	17,434	8,282	3,185	4,081	—	—	128,477
Substandard	55	79	47	28	30	27	—	—	266
Loss	—	—	—	—	—	26	—	—	26
Total	58,500	37,129	17,481	8,310	3,215	4,134	—	—	128,769
Current period gross charge-offs	36	154	77	100	14	35			416
Deposit account overdrafts	986	—	—	—	—	—	—	—	986
Current period gross charge-offs	1,161								1,161
Total loans, at amortized cost	$1,352,734	$1,206,325	$1,025,875	$536,750	$430,610	$1,336,994	$269,908	$11,007	$6,159,196
Total current period gross charge-offs	$2,794	$3,706	$2,326	$652	$415	$1,587			$11,480
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples’ amortized cost of collateral dependent loans as of December 31:

(Dollars in thousands)	2024	2023
Commercial real estate, other	$2,764	$—
Commercial and industrial	959	—
Residential real estate	—	501
Leases	652	—
Total collateral dependent loans	$4,375	$501
The increase in collateral dependent loans at December 31, 2024 compared to at December 31, 2023, was primarily due to four relationships that became collateral dependent in 2024.
Modifications for Borrowers Experiencing Financial Difficulty
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

The following table displays the amortized cost of loans that were restructured during the twelve months ended as of December 31, 2024 and December 31, 2023, presented by loan classification.

During the Twelve Months Ended December 31, 2024(a)
	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Loan Category(b) (c)
Commercial real estate	—	—	1,021	—	—	1,021	0.05%
Commercial and industrial	—	—	8,089	—	—	8,089	0.60%
Leasing	—	189	652	—	1,247	2,088	0.51%
Residential real estate	—	—	88	—	—	88	0.01%
Home equity lines of credit	—	—	162	—	—	162	0.07%
Consumer, indirect	—	13	—	—	—	13	—%
Total	$—	$202	$10,012	$—	$1,247	$11,461	0.18%

During the Twelve Months Ended December 31, 2023(a)
	Payment Delay (Only)
(Dollars in thousands)	Forbearance Plan	Payment Deferral	Term Extension	Forbearance Plan and Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Loan Category(b) (c)
Construction	$—	$1,590	$52	$—	$—	$1,642	0.45%
Commercial real estate	184	—	2,160	—	—	2,344	0.11%
Commercial and industrial	—	—	4,110	981	—	5,091	0.43%
Residential real estate	—	—	91	—	—	91	0.01%
Home equity lines of credit	—	—	209	—	—	209	0.10%
Total	$184	$1,590	$6,622	$981	$—	$9,377	0.15%
(a) The table presented excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(b) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(c) Each percentage displayed as --% is considered not meaningful.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during the twelve months ended as of December 31, 2024 and December 31, 2023, presented by loan classification.

During the Twelve Months Ended December 31, 2024
(Dollars in thousands)	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Commercial real estate	6	—
Commercial and industrial	7	—
Leasing	26	—
Residential real estate	1	—
Home equity lines of credit	89	—
Consumer, indirect	13	—

During the Twelve Months Ended December 31, 2023
(Dollars in thousands)	Weighted-Average Term Extension (in months)	Average Amount Capitalized as a Result of a Payment Delay(a)
Construction	5	$—
Commercial real estate	7	—
Commercial and industrial	5	—
Residential real estate	213	8,076
Home equity lines of credit	187	—
Consumer, indirect	2	—

(a) Represents the average amount of delinquency-related amounts that were capitalized as part of the loan balance. Amounts are in whole dollars.
The following table displays the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that defaulted in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification through December 31, 2024 and December 31, 2023, respectively.

For the Twelve Months Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Deferral	Payment Delay and Term Extension	Total
Leasing	—	—	26	26
Residential real estate	72	—	—	72
Consumer, indirect	—	13	—	13
Total loans that subsequently defaulted(a)	$72	$13	$26	$111

During the Twelve Months Ended December 31, 2023
(Dollars in thousands)	Term Extension	Payment Deferral	Payment Delay and Term Extension	Total
Commercial and industrial	$148	$—	$—	$148
Consumer, indirect	11	—	—	11
Total loans that subsequently defaulted(a)	$159	$—	$—	$159

(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

The following table displays an aging analysis of loans that were modified during the 12 months prior to the period displayed, presented by classification and class of financing receivable.

As of December 31, 2024(a)
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	—	—	—	—	1,021	1,021
Commercial and industrial	125	18	—	143	7,946	8,089
Leasing	143	652	26	821	1,267	2,088
Residential real estate	39	—	33	72	16	88
Home equity lines of credit	—	—	—	—	162	162
Consumer, indirect	—	—	13	13	—	13
Total loans modified(b)	$307	$670	$72	$1,049	$10,412	$11,461

As of December 31, 2023(a)
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$52	$—	$52	$1,590	$1,642
Commercial real estate	—	—	—	—	2,344	2,344
Commercial and industrial	—	750	148	898	4,193	5,091
Residential real estate	—	—	—	—	91	91
Home equity lines of credit	—	—	—	—	209	209
Total loans modified(b)	$—	$802	$148	$950	$8,427	$9,377
(a) Amounts in table excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end. (b) Represents the amortized cost basis as of period end.
Allowance for Credit Losses
As discussed in “Note 1 Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in this Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses represents management’s estimate of lifetime expected credit losses.
Changes in the allowance for credit losses for 2024 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2024	Initial Allowance for Acquired PCD Assets (a)	Provision for (Recovery of) Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, December 31, 2024
Construction	$699	$—	$179	$—	$—	$878
Commercial real estate, other	20,915	—	(4,355)	(431)	127	16,256
Commercial and industrial	10,490	—	3,403	(668)	58	13,283
Premium finance	484	—	359	(209)	28	662
Leases	10,850	—	16,621	(15,106)	528	12,893
Residential real estate	5,937	—	588	(288)	254	6,491
Home equity lines of credit	1,588	—	208	(11)	7	1,792
Consumer, indirect	8,590	—	5,613	(6,179)	552	8,576
Consumer, direct	2,343	—	681	(678)	50	2,396
Deposit account overdrafts	115	—	1,263	(1,542)	285	121
Total	$62,011	$—	$24,560	$(25,112)	$1,889	$63,348
(a) Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b) Amount does not include the provision for unfunded commitment liability.

Changes in the allowance for credit losses for 2023 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2023	Initial Allowance for Acquired PCD Assets (a)	Provision for (Recovery of) Credit Losses (b)	Charge-offs	Recoveries	Ending Balance, December 31, 2023
Construction	$1,250	$—	$(542)	$(9)	$—	699
Commercial real estate, other	17,710	1,340	1,514	(614)	965	20,915
Commercial and industrial	8,229	379	2,181	(851)	552	10,490
Premium finance	344	—	238	(122)	24	484
Leases	8,495	—	5,990	(3,997)	362	10,850
Residential real estate	6,357	228	(670)	(170)	192	5,937
Home equity lines of credit	1,693	18	(14)	(110)	1	1,588
Consumer, indirect	7,448	—	4,685	(4,030)	487	8,590
Consumer, direct	1,575	86	1,025	(416)	73	2,343
Deposit account overdrafts	61	—	938	(1,161)	277	115
Total	$53,162	$2,051	$15,345	$(11,480)	$2,933	$62,011
(a) Includes purchase price adjustments related to acquisitions previously completed but were within the 12-month measurement period.
(b) Amount does not include the provision for unfunded commitment liability.
During 2024, Peoples recorded a total provision for credit losses of $24.6 million, which was a result of higher net charge-offs. The increase in net charge-offs was primarily driven by leases originated by NSL and totaled $14.6 million for the full year, of which $11.4 million occurred in the second half of 2024. The increase in the allowance for credit losses at December 31, 2024 when compared to at December 31, 2023 was primarily due to an increase in reserves for individually analyzed loans and leases.
At December 31, 2024, Peoples had recorded an unfunded commitment liability of $2.0 million, an increase compared to the $1.8 million that was recorded at December 31, 2023. The allowance for unfunded commitments (also referred to as “unfunded commitment liability”) is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. For 2024, Peoples recorded a provision for credit losses on unfunded commitments of $0.2 million, compared to a recovery for credit losses on unfunded commitments of $0.2 million for 2023. The change in the allowance for unfunded commitments is reflected in the “Provision for credit losses” line of the Consolidated Statements of Income.
Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 were as follows:

(Dollars in thousands)	2024	2023
Land	$23,066	$23,680
Building and premises	125,792	120,587
Furniture, fixtures and equipment	45,884	42,360
Total bank premises and equipment	194,742	186,627
Accumulated depreciation	(91,073)	(82,771)
Net book value	$103,669	$103,856
Peoples depreciates its building and premises, and its furniture, fixtures and equipment over estimated useful lives generally ranging from five to forty years and two to ten years, respectively. Depreciation expense was $8.6 million in 2024 and $7.7 million in 2023.
Note 6 Leases

Lessor Arrangements
Peoples began originating leases with the acquisition of leases from NSL and increased its portfolio with the acquisition of Vantage. The leases for NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases for Vantage were determined to be primarily sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Originated leases are primarily classified as sales-type leases, and to a lesser extent, operating leases. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, healthcare, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Operating leases are leases that do not meet the criteria of a sales-type lease or a finance lease. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life. Operating leases assets are assessed for impairment consistent with Peoples’ fixed assets.
Sales-type leases originated by Peoples, that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff, are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Peoples considers leases past due if any required payments have not been received as of the date such payments were required to be made under the terms of the lease agreement. Upon detection of the reduced ability of a lessee to meet cash flow obligations, leases are typically charged down to the net realizable value, with the residual balance placed on nonaccrual status. Leases deemed to be uncollectable are charged against the allowance for credit losses, while recoveries of previously charged-off amounts are credited to the allowance for credit losses.
Lease income noted in the table below includes (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments in excess of net investment in the lease, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, and (vi) syndication income. Income on operating leases is recognized on a straight-line basis over the lease term. Additional information regarding Peoples’ sales-type leases can be found in “Note 4 Loans and Leases, and Allowance for Credit Losses.”
The table below details Peoples’ lease income for the years ended December 31, 2024 and 2023:

(Dollars in thousands)	2024	2023
Interest and fees on leases (a)	$47,498	$42,931
Lease income	10,408	7,844
Total lease income	$57,906	$50,775
(a)Included in “Interest and fees on loans” on the Consolidated Statements of Income. For additional information, see “Note 4 Loans and Leases, and Allowance for Credit Losses.”

The following table summarizes the net investments in sales-type leases, which are included in “Loans and leases, net of deferred costs” on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2024	2023
Lease payments receivable, at amortized cost	$448,027	$461,760
Estimated residual values	33,129	33,448
Initial direct costs	7,148	7,114
Deferred revenue	(81,706)	(88,262)
Total leases, at amortized cost	406,598	414,060
Allowance for credit losses - leases	(12,893)	(10,850)
Net investment in sales-type leases	$393,705	$403,210
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
2025	$130,776
2026	93,937
2027	94,573
2028	67,639
2029	47,755
Thereafter	13,347
Lease payments receivable, at amortized cost	$448,027
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 25 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At December 31, 2024, Peoples did not have any finance leases or any significant lessor agreements. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude lease incentives and nonlease components. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. Peoples does not record ROU assets or lease liabilities for such leases.
The table below details Peoples’ lease expense, which is included in “Net occupancy and equipment expense” in the Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2024	2023
Operating lease expense	$2,945	$3,030
Short-term lease expense	1,173	268
Variable lease expense	89	—
Total lease expense	$4,207	$3,298
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

The following table details the ROU asset, the lease liability and other information related to Peoples’ operating leases on the Consolidated Balance Sheet at December 31:

(Dollars in thousands)	2024	2023
ROU asset:
Other assets	$10,419	$11,689
Lease liability:
Accrued expenses and other liabilities	$10,968	$12,080
Other information:
Weighted-average remaining lease term	9.0 years	9.5 years
Weighted-average discount rate	4.11%	3.34%
Cash paid during the year for operating leases	$2,876	$2,990
Additions for ROU assets obtained during the year	$1,660	$4,428
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
2025	$2,420
2026	2,130
2027	1,896
2028	1,420
2029	962
Thereafter	4,504
Total undiscounted lease payments	$13,332
Imputed interest	(2,364)
Total lease liability	$10,968
Note 7 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2024	2023
Goodwill, beginning of year	$362,169	$292,397
Goodwill recorded from acquisitions	1,030	69,772
Goodwill, end of year	$363,199	$362,169
Peoples performed a quantitative assessment of goodwill as of October 1, 2024, and management concluded that the fair value of Peoples’ single reporting unit was greater than its carrying amount.
On September 30, 2024, Peoples purchased the assets of an insurance business, for which Peoples has recorded $0.2 million in goodwill as of December 31, 2024. On October 31, 2024, Peoples purchased the assets of an insurance business, for which $0.8 million in goodwill has been recorded as of December 31, 2024.
As of the close of business on April 30, 2023, Peoples completed its merger with Limestone Bancorp, Inc. (“Limestone”) pursuant to an Agreement and Plan of Merger dated October 24, 2022, at which point Limestone merged with and into Peoples, and immediately thereafter, Limestone Bank, Inc., the subsidiary bank of Limestone, merged with and into Peoples Bank (collectively, the “Limestone Merger”). Peoples recorded goodwill from the Limestone Merger totaling $68.8 million.
On January 3, 2023, Peoples acquired a trust and investment business, for which Peoples recorded $0.6 million in goodwill. On October 10, 2023, Peoples purchased the assets of an additional insurance business, for which $0.4 million in goodwill was recorded.

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	550	—	550
Accumulated amortization	(31,545)	(25,723)	—	(57,268)
Total acquisition-related intangibles	$22,641	$12,747	$2,491	$37,879
Servicing rights				1,216
Non-compete agreements (a)				128
Total other intangibles				$39,223
2023
Gross intangibles	$26,464	$37,920	$2,491	$66,875
Intangibles recorded from acquisitions	27,722	—	—	27,722
Accumulated amortization	(25,670)	(20,680)	—	(46,350)
Total acquisition-related intangibles	$28,516	$17,240	$2,491	$48,247
Servicing rights				1,385
Non-compete agreements (a)				371
Total other intangibles				$50,003
(a) Non-compete agreements were recognized due to acquisitions.

Peoples performed other intangible assets impairment testing as of October 1, 2024 and concluded there was no impairment in the recorded value of other intangible assets as of October 1, 2024. During the annual impairment test, Peoples assessed quantitative factors, including relevant events and circumstances, to determine that it was more-likely-than-not that the fair value of other intangible assets exceeded the carrying value.
Other intangible assets recorded from the above-mentioned acquisitions in 2024 consisted of $0.6 million of customer relationship intangibles related to the insurance acquisition in October 2024. Other intangible assets recorded from the above-mentioned acquisitions in 2023 consisted of $27.7 million of core deposit intangibles related to the Limestone Merger.
The following table details estimated aggregate future amortization of other intangible assets at December 31, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
2025	$4,609	$4,124	$112	$8,845
2026	3,736	3,036	16	6,788
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
Thereafter	6,286	966	—	7,252
Total	$22,641	$12,747	$128	$35,516

The weighted average amortization period of other intangibles is 7.6 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Balance, beginning of year	$1,385	$1,816	$2,218
Amortization	(349)	(457)	(594)
Servicing rights originated	180	27	180
Change in valuation allowance	—	(1)	12
Balance, end of year	$1,216	$1,385	$1,816
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the years ended December 31:

	2024		2023
	Minimum	Maximum	Minimum	Maximum
Discount rates	12.5%	15.0%	13.5%	16.0%
Prepayment speeds	9.4%	16.0%	7.7%	16.1%
The fair value of servicing rights was $3.0 million at December 31, 2024 and $3.2 million at December 31, 2023.
Note 8 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2024	2023
Retail CDs:
$100 or more	$1,092,261	$815,300
Less than $100	829,154	628,117
Total retail CDs	1,921,415	1,443,417
Interest-bearing deposit accounts	1,085,152	1,144,357
Savings accounts	866,959	919,244
Money market deposit accounts	878,254	775,488
Governmental deposit accounts	775,782	726,713
Brokered deposit accounts	554,982	526,053
Total interest-bearing deposits	6,082,544	5,535,272
Non-interest-bearing deposits	1,507,661	1,567,649
Total deposits	$7,590,205	$7,102,921
Uninsured deposits were $2.0 billion at December 31, 2024 and 2023. Uninsured amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC insurance limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $656.9 million of the uninsured deposit balances at December 31, 2024.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	2024	2023
3 months or less	$180,405	$58,708
Over 3 to 6 months	127,329	99,928
Over 6 to 12 months	91,197	131,263
Over 12 months	18,044	37,180
Total	$416,975	$327,079

The contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2025	$1,855,093	$417,790	$2,272,883
2026	29,858	16,368	46,226
2027	23,288	59,991	83,279
2028	6,354	15,000	21,354
2029	6,802	45,833	52,635
Thereafter	20	—	20
Total CDs	$1,921,415	$554,982	$2,476,397
Deposits from related parties were $19.3 million and $14.2 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, Peoples had eight effective interest rate swaps, with an aggregate notional value of $75.0 million, of which $75.0 million were funded by brokered deposits. Brokered deposits used to fund interest rate swaps are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”
Note 9 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other	Total
2024
Ending balance	$18,367	$175,000	$107	$193,474
Average balance	44,036	121,739	135,531	301,306
Highest month-end balance	101,073	348,000	213,045	612,073
Interest expense	$1,065	$6,675	$7,805	$15,545
Weighted-average interest rate:
End of year	2.76%	4.45%	1.40%	4.29%
During the year	2.42%	5.48%	5.76%	5.16%
2023
Ending balance	$99,121	$369,000	$182,376	$650,497
Average balance	102,530	353,532	41,970	498,032
Highest month-end balance	125,937	484,000	133,000	585,439
Interest expense	$1,349	$18,058	$528	$19,935
Weighted-average interest rate:
End of year	1.54%	5.41%	4.85%	4.66%
During the year	1.32%	5.11%	4.93%	4.00%
2022
Ending balance	$100,138	$400,000	$—	$500,138
Average balance	113,434	83,356	—	196,790
Highest month-end balance	286,442	400,000	—	500,138
Interest expense	$274	$2,387	$—	$2,661
Weighted-average interest rate:
End of year	0.40%	4.36%	—%	3.57%
During the year	0.24%	2.86%	—%	1.35%
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.

The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in “Note 10 Long-Term Borrowings,” are collateralized by one-to-four family and multifamily residential mortgages, commercial real estate, home equity lines of credit, and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. Peoples’ FHLB advances of zero and $60.0 million matured in 2024 and 2023, respectively.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window, as well as a Bank Term Funding Program (“BTFP”) loan. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to 90 days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB.  At December 31, 2024, Peoples had available Federal Reserve Discount Window credit of $416.9 million. As of the date of Peoples’ borrowing, the interest rate for term advances was the one-year overnight index swap rate plus 10 basis points. Peoples paid off the BTFP loan in the fourth quarter of 2024.
As of April 3, 2019, Peoples entered into a loan agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement initially had a one-year term, which has subsequently been renewed, most recently as of March 31, 2024 for an additional year, and currently provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
The U.S. Bank Loan Agreement is unsecured, and contains certain negative and financial covenants. The financial covenants are applicable to Peoples and its subsidiaries, and are usual and customary for comparable transactions.
As of December 31, 2024, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement, as amended by the Sixth Amendment to the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on March 31, 2025. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 10 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2024		2023
(Dollars in thousands)	Balance	Weighted- Average Interest Rate	Balance	Weighted-Average Interest Rate
FHLB putable, non-amortizing, fixed rate advances	$130,000	4.04%	$110,000	3.98%
FHLB amortizing, fixed rate advances	1,868	1.85%	2,865	1.81%
Vantage non-recourse borrowings	51,330	6.96%	49,572	6.26%
Other long-term borrowings	54,875	7.76%	53,804	9.67%
Long-term borrowings (a)	$238,073		$216,241
(a) The weighted-average interest rate on total long-term borrowings at December 31, 2024 and at December 31, 2023 was 5.51% and 5.89%, respectively.
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2024, Peoples borrowed one additional non-callable FHLB advance for $20.0 million, with a fixed interest rate of 4.36%. During 2023, Peoples entered into four additional FHLB long-term borrowing agreements, three non-callable advances for $60.0 million, $10.0 million, and $10.0 million with fixed interest rates of 4.40%, 4.30%, and 4.11%, respectively, and one callable $10.0 million advance with a fixed interest rate of 4.59%. At December 31, 2024, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 2.17% to 4.59%, mature between 2026 and 2028. Outstanding long-term FHLB amortizing, fixed rate advances, which have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031.
The FHLB putable, non-amortizing, fixed rate advances have remaining maturities ranging from two to four years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.

The FHLB amortizing, fixed rate advances have a fixed rate for the term of each advance, with remaining maturities ranging from three to seven years. These advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Non-recourse borrowings are used by Vantage to fund leases. The Vantage non-recourse borrowings have fixed interest rates ranging from 2.82% to 11.25% with various maturities, the latest being in 2030. Payments received from customers on non-recourse leases are used to fund repayment of these borrowings. In the event of default, the non-recourse borrowing is forgiven.
Other long-term borrowings include trust preferred securities held for investments and floating rate subordinated deferrable interest debentures assumed from three prior acquisitions. On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc., which included a trust preferred security due in 2037 with a $9.0 million par value and a $6.6 million fair value at acquisition. As of December 31, 2024, this trust preferred security had a carrying value of $8.2 million with an interest rate of 6.21%, inclusive of the impact of fair value adjustments. On September 17, 2021, Peoples completed the Premier Merger, which included a trust preferred security due in 2034 with a $6.2 million par value and a $6.1 million fair value at acquisition. As of December 31, 2024, this trust preferred security had a carrying value of $5.9 million and an interest rate of 7.84%, inclusive of the impact of fair value adjustments. On April 30, 2023, Peoples completed the Limestone Merger, which included four trust preferred securities and subordinated debentures. The details of the securities at the time of the Limestone Merger, their current carry values, and current interest rates are included in the table below, inclusive of the impact of fair value adjustments. These trust preferred securities and subordinated debentures are considered tier 1 and tier 2 capital, respectively, (with certain limitations applicable) under current regulatory guidelines.

(Dollars in thousands)		April 30, 2023		December 31, 2024
Description	Maturity Year	Par Value	Fair Value	Carrying Value	Interest Rate
Ascencia Statutory Trust I	2034	3,000	2,430	2,539	7.46%
Porter Statutory Trust II	2034	5,000	4,050	4,231	7.46%
Porter Statutory Trust III	2034	3,000	2,410	2,523	7.40%
Porter Statutory Trust IV	2037	10,000	6,886	7,480	6.43%
Floating rate subordinated deferrable interest debentures	2029	25,000	23,677	24,030	8.80%
Total		46,000	39,453	40,803
At December 31, 2024, the aggregate principal amounts due upon maturity of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance
2025	$6,169
2026	60,516
2027	8,997
2028	88,747
2029	41,095
Thereafter	38,674
Total long-term borrowings	$244,198

Note 11 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2021	29,814,401	1,577,359
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(216,669)
Release of restricted common shares	—	39,445
Cancellation of restricted common shares	—	5,452
Grant of unrestricted common shares	—	(1,500)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	15,688
Disbursed out of treasury stock	—	(3,039)
Common shares purchased under repurchase program	—	263,183
Common shares issued under dividend reinvestment plan	43,519	—
Common shares issued under compensation plan for Boards of Directors	—	(17,626)
Common shares issued under employee stock purchase plan	—	(18,832)
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(259,648)
Release of restricted common shares	—	43,087
Cancellation of restricted common shares	—	16,778
Grant of unrestricted common shares	—	(1,900)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	21,042
Disbursed out of treasury stock	—	(4,368)
Common shares repurchased under repurchase program	—	107,219
Common shares issued under dividend reinvestment plan	50,453	—
Common shares issued under compensation plan for Boards of Directors	—	(19,931)
Common shares issued under employee stock purchase plan	—	(34,392)
Issuance of common shares related to the Limestone Merger	6,827,668	—
Shares at December 31, 2023	36,736,041	1,511,348
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(313,403)
Release of restricted common shares	—	30,486
Cancellation of restricted common shares	—	39,408
Grant of unrestricted common shares		(1,700)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	14,945
Disbursed out of treasury stock	—	(12,833)
Common shares repurchased under repurchase program	—	100,905
Common shares issued under dividend reinvestment plan	46,560	—
Common shares issued under compensation plan for Boards of Directors	—	(16,220)
Common shares issued under employee stock purchase plan	—	(41,761)
Shares at December 31, 2024	36,782,601	1,311,175
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares. Peoples purchased an aggregate of 100,905, 107,219, and 263,183 of Peoples’ outstanding common shares totaling $3.0 million, $3.0 million, and $7.4 million during 2024, 2023, and 2022 respectively.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples’ Board of Directors. At December 31, 2024 and 2023, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2024	2023
First Quarter	$0.39	$0.38
Second Quarter	0.40	0.39
Third Quarter	0.40	0.39
Fourth Quarter	0.40	0.39
Total dividends declared	$1.59	$1.55
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(5,946)	$(1,881)	$(3,792)	$(11,619)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	47	—	—	47
Realized loss due to settlement and curtailment, net of tax	—	142	—	142
Other comprehensive (loss) income, net of reclassifications and tax	(123,997)	106	8,185	(115,706)
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	2,836	—	—	2,836
Realized loss due to settlement and curtailment, net of tax	—	1,858	—	1,858
Other comprehensive (loss) income, net of reclassifications and tax	22,838	(225)	(1,761)	20,852
Balance, December 31, 2023	$(104,222)	$—	$2,632	$(101,590)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	319	—	—	319
Realized loss due to settlement and curtailment, net of tax	—	—	—	—
Other comprehensive income (loss), net of reclassifications and tax	(7,926)	—	(1,188)	(9,114)
Balance, December 31, 2024	$(111,829)	$—	$1,444	$(110,385)

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
Retirement Savings Plan
Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis. Since January 1, 2021, Peoples has matched 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $5.8 million in 2024, $5.4 million in 2023 and $4.4 million in 2022.
Note 13 Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

	2024		2023		2022
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$31,387	21.0%	$30,476	21.0%	$27,015	21.0%
Differences in rate resulting from:
State taxes, net of federal benefit	3,286	2.2%	3,053	2.1%	2,277	1.8%
Investment securities impairment	—	—%	—	—%	431	0.3%
Nondeductible acquisition costs	—	—%	168	0.1%	42	—%
Common share awards	(22)	—%	(99)	(0.1)%	12	—%
Bank owned life insurance	(885)	(0.6)%	(872)	(0.6)%	(551)	(0.4)%
Investments in tax credit funds	(601)	(0.4)%	(352)	(0.2)%	(629)	(0.5)%
Captive insurance benefit	—	—%	(330)	(0.2)%	(421)	(0.3)%
Tax-exempt interest income	(258)	(0.2)%	(555)	(0.4)%	(921)	(0.7)%
Other, net	(648)	(0.4)%	274	0.2%	94	0.1%
Income tax expense	$32,259	21.6%	$31,763	21.9%	$27,349	21.3%
Peoples’ reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Current income tax expense	$25,286	$32,001	$8,783
Deferred income tax (benefit) expense	6,973	(238)	18,566
Income tax expense	$32,259	$31,763	$27,349

The significant components of Peoples’ deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2024	2023
Deferred tax assets:
Available-for-sale securities	$33,996	$31,774
Allowance for credit losses	15,035	14,902
Nonaccrual loan interest income	1,312	2,753
Accrued employee benefits	7,472	7,344
Lease obligation	2,523	2,822
Net operating loss carryforward	8,393	11,367
Purchase accounting adjustments	—	1,920
Other	1,837	1,622
Gross deferred tax assets	$70,568	$74,504
Valuation allowance	$158	$158
Total deferred tax assets	$70,410	$74,346
Deferred tax liabilities:
Equipment leases	$11,790	$11,286
Deferred loan income	2,015	3,117
Purchase accounting adjustments	3,219	—
Bank premises and equipment	5,283	5,116
Lease right-of-use assets	2,397	2,731
Derivative instruments	416	774
Other	2,312	3,951
Total deferred tax liabilities	$27,432	$26,975
Net deferred tax asset	$42,978	$47,371
At December 31, 2024, Peoples had approximately $39 million of federal net operating loss carryforwards and $208,000 of federal tax credit carryforwards, the annual utilization of which are subject to limitation under IRC sections 382 and 383, respectively. Peoples has recorded a deferred tax asset only for the portion of these net operating loss and tax credit carryforwards it is able to, and expects to, utilize under these limitations. At December 31, 2024, Peoples had approximately $2.2 million of state net operating loss carryforwards, the annual utilization of which are subject to limitation under applicable state tax law. However, all $2.2 million of state net operating loss carryforwards are unlikely to be utilized, resulting in a valuation allowance against the net tax benefit of approximately $158,000.
The federal income tax benefit from sales of investment securities was $87,000 in 2024, $777,000 in 2023, and $13,000 in 2022.
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

(Dollars in thousands)	2024	2023
Uncertain tax positions, beginning of year	$527	$89
Gross increase based on tax positions related to current year	45	527
Gross decrease due to the statute of limitations	—	(89)
Uncertain tax positions, end of year	$572	$527
All of the gross unrecognized tax benefits would impact People’s effective tax rate if recognized.
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2021 through 2023. The years open to examination by state taxing authorities vary by jurisdiction.

Note 14 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2024	2023	2022
Net income available to common shareholders	$117,205	$113,363	$101,292
Less: Dividends paid on unvested common shares	786	531	354
Less: Undistributed loss allocated to unvested common shares	225	269	96
Net earnings allocated to common shareholders	$116,194	$112,563	$100,842

Weighted-average common shares outstanding	34,779,548	32,533,086	27,908,022
Effect of potentially dilutive common shares	367,806	227,722	91,580
Total weighted-average diluted common shares outstanding	35,147,354	32,760,808	27,999,602

Earnings per common share:
Basic	$3.34	$3.46	$3.61
Diluted	$3.31	$3.44	$3.60

Anti-dilutive common shares excluded from calculation:
Restricted common shares	7,836	9,123	—
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
Cash Flow Hedges of Interest Rate Risk
Peoples’ objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At December 31, 2024, Peoples had entered into eight interest rate swaps with an aggregate notional value of $75.0 million. Peoples will pay a fixed rate of interest for up to four years while receiving a floating rate component of interest equal to the three-month SOFR rate. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered deposits which will continue to be rolled through the life of the swaps. At December 31, 2024, the interest rate swaps were designated as cash flow hedges of $75.0 million in brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
For derivative financial instruments designated as cash flow hedges and assessed as effective, the changes in the fair value of each derivative financial instrument is reported in AOCL (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made on Peoples’ variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day advances or brokered deposits are matched to the reset dates and payment dates on the receipt of the three-month SOFR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the years ended December 31, 2024 and December 31, 2023, Peoples had reclassifications of changes in fair value to interest expense of $3.0 million and $0.3 million, respectively.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2024	2023
Notional amount	$75,000	$105,000
Weighted average pay rates	2.45%	2.22%
Weighted average receive rates	4.49%	4.63%
Weighted average maturity	1.5 years	2.0 years
Pre-tax changes in fair value included in AOCL	$1,885	$3,434
The following table presents changes in fair value recorded in AOCL and in the Consolidated Statements of Income related to the cash flow hedges for the years ended December 31:

(Dollars in thousands)	2024	2023
Amount of income recognized in AOCL, pre-tax	$(1,550)	$(2,293)
The following table reflects the cash flow hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2024		2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to debt	$75,000	$1,784	$105,000	$3,314
Total included in “Other assets”	$75,000	$1,784	$105,000	$3,314
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples. Peoples offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples’ results of operation or financial condition for the years ended December 31, 2024 and 2023.
The following table reflects the non-designated hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2024		2023
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to commercial loans	$453,367	$16,959	$416,106	$18,990
Total included in “Other assets”	453,367	16,959	416,106	18,990

Included in “Accrued expenses and other liabilities”:
Interest rate swaps related to commercial loans	$453,367	17,046	$416,106	$19,122
Total included in “Accrued expenses and other liabilities”	453,367	17,046	416,106	19,122
Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples’ interest rate swaps are in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples’ interest rate swaps are in a net asset position, the respective counterparties must pledge collateral. At each of December 31, 2024 and December 31, 2023, Peoples had no cash pledged while the counterparties had pledged $12.3 million at December 31, 2024 and $12.8 million at December 31, 2023. At December 31,

2024 and December 31, 2023, Peoples had no investment securities pledged, while counterparties had $1.9 million of investment securities pledged at December 31, 2024 and $2.2 million pledged at December 31, 2023.
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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2024	2023
Home equity lines of credit	$254,168	$244,367
Unadvanced construction loans	370,086	349,850
Other loan commitments	759,790	769,759
Loan commitments	1,384,044	1,363,976
Standby letters of credit	$8,398	$14,318
Note 17 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of total deposits. Average required reserve balances were $0 and $0 in 2024 and 2023, respectively. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2024.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2024, Peoples Bank had approximately $187.7 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2024, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier I capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2024.
At December 31, 2024, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier I leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples’ or Peoples Bank’s category.
Peoples’ and Peoples Bank’s actual capital amounts and ratios at December 31 are also presented in the following table:

	2024		2023
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANCORP, INC.
Common Equity Tier 1 (a)
Actual	$833,128	11.95%	$766,692	11.56%
For capital adequacy	313,717	4.50%	298,393	4.50%
To be well capitalized	$453,147	6.50%	$431,011	6.50%
Tier 1 (b)
Actual	$863,974	12.39%	$820,496	12.37%
For capital adequacy	418,289	6.00%	397,857	6.00%
To be well capitalized	$557,719	8.00%	$530,476	8.00%
Total Capital (c)
Actual	$946,724	13.58%	$873,226	13.17%
For capital adequacy	557,719	8.00%	530,476	8.00%
To be well capitalized	$697,149	10.00%	$663,095	10.00%
Tier 1 Leverage (d)
Actual	$863,974	9.73%	$820,496	9.48%
For capital adequacy	355,219	4.00%	346,112	4.00%
To be well capitalized	444,024	5.00%	432,640	5.00%
Capital Conservation Buffer	389,005	5.60%	342,750	5.17%
Fully phased in	174,287	2.50%	165,774	2.50%
Net Risk-Weighted Assets	6,971,489		6,630,945

PEOPLES BANK
Common Equity Tier 1 (a)
Actual	840,443	12.07%	783,790	11.85%
For capital adequacy	313,212	4.50%	297,638	4.50%
To be well capitalized	452,418	6.50%	429,921	6.50%
Tier 1 (b)
Actual	840,443	12.07%	783,790	11.85%
For capital adequacy	417,617	6.00%	396,850	6.00%
To be well capitalized	556,822	8.00%	529,134	8.00%
Total Capital (c)
Actual	903,969	12.99%	836,520	12.65%
For capital adequacy	556,822	8.00%	529,134	8.00%
To be well capitalized	696,028	10.00%	661,417	10.00%
Tier 1 Leverage (d)
Actual	840,443	9.48%	783,790	9.12%
For capital adequacy	354,499	4.00%	343,613	4.00%
To be well capitalized	443,123	5.00%	429,517	5.00%
Capital Conservation Buffer	$347,147	5.00%	$307,386	4.65%
Fully phased in	174,007	2.50%	165,354	2.50%
Net Risk-Weighted Assets	$6,960,276		$6,614,172
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors.  In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2024, Peoples granted an aggregate of 283,712 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2024, Peoples granted to certain key employees an aggregate of 29,692 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2024:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	142,419	$28.78	403,970	$31.21
Awarded	29,692	30.73	283,712	27.92
Released	(21,101)	31.65	(72,825)	31.49
Forfeited	(10,779)	29.37	(28,630)	29.43
Outstanding at December 31	140,231	$28.72	586,227	$29.67
The total intrinsic value of restricted common shares released was $2.7 million, $3.7 million and $3.7 million in 2024, 2023 and 2022, respectively.
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

(Dollars in thousands)	2024	2023	2022
Employee stock-based compensation expense:
Restricted common share grant expense	$6,815	$5,336	$3,707
Employee stock purchase plan expense	158	140	112
Total employee stock-based compensation expense	6,973	5,476	3,819
Non-employee director stock-based compensation expense	492	548	506
Total stock-based compensation expense	7,465	6,024	4,325
Recognized tax benefit	(1,740)	(1,402)	(1,007)
Net expense recognized	$5,725	$4,622	$3,318
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2024, 2023 and 2022. The fair value of restricted common share awards on the grant date is the market price of Peoples’ common shares. Total unrecognized stock-based compensation related to unvested restricted common share awards was $6.2 million at December 31, 2024, which will be recognized over a weighted-average period of 1.9 years.

Note 19 Revenue

The following table details Peoples’ revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2024	2023	2022
Insurance income:
Commission and fees from sale of insurance policies (a)	$17,183	$16,382	$14,303
Performance-based commissions (b)	2,218	1,634	1,424
Trust and investment income:
Fiduciary income (a)	11,496	10,295	10,048
Brokerage income (a)	8,017	6,865	6,343
Electronic banking income:
Interchange income (a)	19,731	19,380	16,674
Promotional and usage income (a)	5,411	5,830	4,420
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	6,937	6,425	5,323
Transactional-based fees (b)	10,647	10,257	9,260
Commercial loan swap fees (b)	1,433	782	662
Other non-interest income transactional-based fees (b)	1,703	1,650	1,499
Total	$84,776	$79,500	$69,956

Timing of revenue recognition:
Services transferred over time	$68,775	$65,177	$57,111
Services transferred at a point in time	16,001	14,323	12,845
Total	$84,776	$79,500	$69,956
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples’ contract assets and contract liabilities for the year ended December 31, 2024:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2024	$753	$5,776
Additional income receivable	181	—
Additional deferred income	—	269
Receipt of income previously receivable	(35)	—
Recognition of income previously deferred	—	(274)
Balance, December 31, 2024	$899	$5,771
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

Peoples recorded acquisition-related expenses related to the Limestone Merger, which included $0.2 million and $16.9 million in non-interest expense for the years ended December 31, 2024 and December 31, 2023. For 2024, acquisition-related expenses included $0.4 million of other non-interest expense, which was partially offset by the reversal of an accrual for data processing and software expense. During 2023, acquisition-related non-interest expenses consisted of $6.0 million in professional fees, $5.9 million in salaries and employee benefit costs, $2.9 million in other non-interest expense, $1.8 million in data processing and software expense, and $0.3 million in various other non-interest expense line items. The other non-interest expenses were primarily due to $1.8 million of early contract termination fees on Limestone contracts driven by the system conversions, which took place in the third quarter of 2023.
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

(Dollars in thousands)	Par Value	Allowance for Credit Losses	Non-Credit (Discount) Premium	Fair Value
PCD loans
Commercial real estate, other	$30,907	$(1,340)	$(2,160)	$27,407
Commercial and industrial	16,466	(379)	(610)	15,477
Residential real estate	6,328	(228)	(770)	5,330
Home equity lines of credit	774	(18)	11	767
Consumer	1,029	(86)	78	1,021
Fair value	$55,504	$(2,051)	$(3,451)	$50,002
Note 21 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and due from other banks	$50	$50
Interest-bearing deposits in subsidiary bank	29,937	17,099
Due from subsidiary bank	4,874	771
Other investment securities	244	237
Investments in subsidiaries:
Bank	1,120,554	1,072,238
Non-bank	14,717	17,606
Other assets	7,010	12,084
Total assets	$1,177,386	$1,120,085
Liabilities:
Accrued expenses and other liabilities	$3,075	$3,342
Dividends payable	1,420	938
Subordinated notes and debentures	24,030	25,000
Mandatorily redeemable capital securities of subsidiary trusts and subordinated debentures	37,271	37,271
Total liabilities	65,796	66,551
Total stockholders’ equity	1,111,590	1,053,534
Total liabilities and stockholders’ equity	$1,177,386	$1,120,085

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Dividends from subsidiary bank	$73,500	$48,000	$52,000
Dividends from non-bank subsidiary	193	200	1,860
Interest and other income	(416)	11	39
Total income	73,277	48,211	53,899
Expense:
Trust preferred securities expense	2,021	1,147	744
Intercompany management fees	2,273	1,873	1,379
Other expense	9,143	11,011	6,539
Total expense	13,437	14,031	8,662
Income before federal income taxes and equity in undistributed earnings of subsidiaries	59,840	34,180	45,237
Applicable income tax expense	(3,143)	(3,296)	(1,979)
Equity in undistributed earnings of subsidiaries	54,222	75,887	54,076
Net income	$117,205	$113,363	$101,292

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Operating activities
Net income	$117,205	$113,363	$101,292
Adjustments to reconcile net income to cash provided by operations:
Depreciation, amortization and accretion, net	—	—	138
Equity in undistributed earnings of subsidiaries	(54,222)	(75,887)	(54,076)
Other, net	12,624	(6,757)	5,008
Net cash provided by operating activities	75,607	30,719	52,362
Investing activities
Investment in subsidiaries	(43,203)	(39,414)	(13,084)
Repayments from subsidiaries	39,100	40,086	12,279
Business combinations, net of cash received	—	27,763	(1,239)
Other, net	(7)	(1,636)	(262)
Net cash used in investing activities	(4,110)	26,799	(2,306)
Financing activities
Purchase of treasury stock	(4,309)	(4,799)	(9,152)
Proceeds from issuance of common shares	1,478	1,264	1,226
Cash dividends paid	(55,828)	(51,845)	(42,371)
Net cash used in financing activities	(58,659)	(55,380)	(50,297)
Net increase (decrease) in cash and cash equivalents	12,838	2,138	(241)
Cash and cash equivalents at the beginning of year	17,149	15,011	15,252
Cash and cash equivalents at the end of year	$29,987	$17,149	$15,011
Supplemental cash flow information:
Interest paid	$2,253	$676	$663

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS,” “THE BOARD AND COMMITTEES OF THE BOARD” and “CORPORATE GOVERNANCE AND BOARD MATTERS - Nominating Procedures” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 24, 2025 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2024 Annual Meeting of Shareholders held on April 25, 2024.
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
Peoples has adopted an Insider Trading Policy that governs the purchase, sale, and/or dispositions of Peoples securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to Peoples. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
Each of the Code of Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Governance and Nominating Committee Charter and the Risk Committee Charter is posted under the “Governance – Governance Documents” tab of the “Investor Relations” page of Peoples’ Internet website. Interested persons may also obtain copies of the Code of Ethics without charge by writing to Peoples Bancorp Inc., Attention: Corporate Secretary, 138 Putnam Street, P.O. Box 738, Marietta, Ohio 45750-0738.

ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE FOR 2024,” “GRANTS OF PLAN-BASED AWARDS FOR 2024,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024,” “OPTION EXERCISES AND STOCK VESTED FOR 2024,” “NON-QUALIFIED DEFERRED COMPENSATION FOR 2024,” “OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS,” “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.

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
Equity Compensation Plan Information
The table below provides information as of December 31, 2024, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
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
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	778,581	(1)	$—	539,684	(2)
Total	778,581		$—	539,684
(1)Includes an aggregate of 726,458 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 52,123 common shares allocated to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan.
(2)Includes 436,961 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2024, as well as 102,723 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan since the terms of the Directors’ Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants’ bookkeeping accounts.
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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.'s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to the Quarterly Report on Form 10-Q/A (Amendment No. 1) of Peoples Bancorp Inc. for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) (“Peoples’ June 28, 2018 Form 8-K”)

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples’ June 28, 2018 Form 8-K

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt	Filed herewith

4.2(a)	Indenture, dated as of June 25, 2007, between NB&T Financial Group, Inc., as issuer, and Wilmington Trust Company, as trustee, relating to Fixed/Floating Rate Subordinated Debt Securities due 2037	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2015 (File No. 0-16772) (“Peoples’ June 30, 2015 Form 10-Q”)

4.2(b)	First Supplemental Indenture, dated June 5, 2015, and made to be effective as of 6:00 p.m., Eastern Standard Time, on March 6, 2015, between Wilmington Trust Company, as trustee, and Peoples Bancorp Inc., as successor to NB&T Financial Group, Inc.	Incorporated herein by reference to Exhibit 4.1(b) to Peoples’ June 30, 2015 Form 10-Q

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
Incorporated herein by reference to Exhibit 4.3 to Peoples’ June 30, 2015 Form 10-Q

4.5(a)	Indenture, dated as of February 26, 2004, between First National Bankshares Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to Floating Rate Subordinated Debt Securities Due 2034	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2021 (File No. 0-16772) (“Peoples’ September 30, 2021 Form 10-Q”)

4.5(b)	First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., as successor to First National Bankshares Corporation	Incorporated herein by reference to Exhibit 4.1(b) to Peoples’ September 30, 2021 Form 10-Q

4.5(c)	Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., as successor to Premier Financial Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.1 (c) to Peoples’ September 30, 2021 Form 10-Q

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
Incorporated herein by reference to Exhibit 4.4 to Peoples’ September 30, 2021 Form 10-Q

4.9	Description of Common Shares of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2023 (File No. 0-16772) (“Peoples’ June 30, 2023 Form 10-Q”)
10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2015 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.1(c)	Rabbi Trust Agreement, entered into effective on September 1, 2022, between Peoples Bancorp Inc. and Reliance Trust Company, a state chartered trust company, as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2022 (File No. 0-16772) (“Peoples’ 2022 Form 10-K”)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2021 and ending with the fiscal year ended December 31, 2022]*	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2020 (File No. 0-16772)

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2023]*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ 2022 Form 10-K

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2024]*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ 2023 Form 10-K

10.5	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2025]*	Filed herewith

10.6	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.8	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.9	Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 27, 2023; successor to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99.1 to Peoples’ Current Report on Form 8-K dated and filed on May 2, 2023 (File No. 0-16772)

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2018 (File No. 0-16772) (“Peoples’ September 30, 2018 Form 10-Q”)

10.11	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2018 Form 10-Q

10.12(a)	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.12(b)	First Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of May 17, 2021)*	Incorporated herein by reference to Exhibit 10.11(b) to Peoples’ 2022 Form 10-K

10.12(c)	Second Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of September 1, 2022)*	Incorporated herein by reference to Exhibit 10.11(c) to Peoples’ 2022 Form 10-K

Exhibit Number	Description	Exhibit Location

*Management Compensation Plan or Agreement

10.13	Consulting Agreement dated March 20, 2024 among Charles Sulerzyski, Peoples Bancorp Inc. and Peoples Bank	Incorporated by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on March 21, 2024 (File No. 0-16772)

10.14	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

10.15	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.16	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ March 31, 2017 Form 10-Q

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2019 (File No. 0-16772)

10.18	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.19	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form-10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2020 (File No. 0-16772) (“Peoples September 30, 2020 Form 10-Q”)

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2020 Form 10-Q

10.21	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted August 1, 2024)*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on August 2, 2024 (File No. 0-16772)

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Matthew Macia (adopted August 21, 2023)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2023 Form 10-Q

10.23	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Hugh Donlon (adopted September 9, 2023)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2023 Form 10-Q

10.24	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after November 20, 2024*	Filed herewith

10.25	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to November 20, 2024*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2023 Form 10-Q

10.26	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to July 26, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ June 30, 2023 Form 10-Q

Exhibit Number	Description	Exhibit Location

10.27	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after July 26, 2023 and prior to October 23, 2023*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2023 Form 10-Q
10.28	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after October 23, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ September 30, 2023 Form 10-Q

*Management Compensation Plan or Agreement
19	Insider Trading Policy	Filed herewith

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

97	Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to the Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 27, 2025	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ TYLER WILCOX		President, Chief Executive Officer and Director (Principal Executive Officer)	2/27/2025
Tyler Wilcox

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2/27/2025
Katie Bailey

/s/ S. CRAIG BEAM*		Director	2/27/2025
S. Craig Beam

/s/ DAVID F. DIERKER*		Director	2/27/2025
David F. Dierker

/s/ GLENN HOGAN*		Director	2/27/2025
Glenn Hogan

/s/ BROOKE W. JAMES*		Director	2/27/2025
Brooke W. James

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	2/27/2025
Susan D. Rector

/s/ KEVIN R. REEVES*		Director	2/27/2025
Kevin R. Reeves

/s/ CAROL A. SCHNEEBERGER*		Director	2/27/2025
Carol A. Schneeberger

/s/ FRANCES A. SKINNER*		Director	2/27/2025
Frances A. Skinner

/s/ DWIGHT SMITH*		Director	2/27/2025
Dwight Smith

/s/ MICHAEL N. VITTORIO*		Director	2/27/2025
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer
Attorney-in-Fact