Form 10-Q
period 2025-03-31
PEOPLES BANCORP INC
filed 2025-05-01
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,645,823 common shares, without par value, at April 30, 2025.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$126,307	$108,721
Interest-bearing deposits in other banks	60,671	108,943
Total cash and cash equivalents	186,978	217,664
Available-for-sale investment securities, at fair value (amortized cost of $1,199,677 at March 31, 2025 and $1,229,382 at December 31, 2024) (a)	1,073,674	1,083,555
Held-to-maturity investment securities, at amortized cost (fair value of $683,315 at March 31, 2025 and $692,499 at December 31, 2024) (a)	753,466	774,800
Other investment securities	51,322	60,132
Total investment securities (a)	1,878,462	1,918,487
Loans and leases, net of deferred fees and costs (b)	6,428,526	6,358,003
Allowance for credit losses	(65,232)	(63,348)
Net loans and leases (c)	6,363,294	6,294,655
Loans held for sale	2,407	2,348
Bank premises and equipment, net of accumulated depreciation	103,847	103,669
Bank owned life insurance	144,843	143,710
Goodwill	363,199	363,199
Other intangible assets	36,900	39,223
Other assets	166,070	171,292
Total assets	$9,246,000	$9,254,247
Liabilities
Deposits:
Non-interest-bearing	$1,526,285	$1,507,661
Interest-bearing	6,208,464	6,082,544
Total deposits	7,734,749	7,590,205
Short-term borrowings	19,228	193,474
Long-term borrowings	237,000	238,073
Accrued expenses and other liabilities	117,202	120,905
Total liabilities	$8,108,179	$8,142,657
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2025 or at December 31, 2024	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,795,107 shares issued at March 31, 2025 and 36,782,601 shares issued at December 31, 2024, including at each date shares held in treasury	866,416	866,844
Retained earnings	398,218	388,109
Accumulated other comprehensive loss, net of deferred income taxes	(95,691)	(110,385)
Treasury stock, at cost, 1,220,262 shares at March 31, 2025 and 1,311,175 shares at December 31, 2024	(31,122)	(32,978)
Total stockholders’ equity	$1,137,821	$1,111,590
Total liabilities and stockholders’ equity	$9,246,000	$9,254,247
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $237, respectively, at March 31, 2025, and $0 and $237, respectively, at December 31, 2024.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" and "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Interest income:
Interest and fees on loans and leases	$107,302	$110,749
Interest and dividends on taxable investment securities	15,372	13,919
Interest on tax-exempt investment securities	968	1,003
Other interest income	900	1,922
Total interest income	124,542	127,593
Interest expense:
Interest on deposits	35,164	32,450
Interest on short-term borrowings	508	5,038
Interest on long-term borrowings	3,615	3,465
Total interest expense	39,287	40,953
Net interest income	85,255	86,640
Provision for credit losses	10,190	6,102
Net interest income after provision for credit losses	75,065	80,538
Non-interest income:
Insurance income	6,054	6,498
Electronic banking income	5,885	6,046
Trust and investment income	5,061	4,599
Deposit account service charges	4,015	4,223
Lease income	3,446	2,016
Bank owned life insurance income	1,133	1,500
Mortgage banking income	396	321
Net loss on investment securities	(2)	(1)
Net loss on asset disposals and other transactions	(361)	(341)
Other non-interest income	1,472	918
Total non-interest income	27,099	25,779
Non-interest expense:
Salaries and employee benefit costs	39,821	38,893
Data processing and software expense	7,005	5,769
Net occupancy and equipment expense	5,612	6,283
Professional fees	3,087	2,967
Amortization of other intangible assets	2,213	2,788
Electronic banking expense	2,025	1,781
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,251	1,186
Other loan expenses	1,119	1,076
Operating lease expense	985	639
Franchise tax expense	929	881
Marketing expense	903	1,056
Communication expense	734	799
Travel and entertainment expense	500	608
Other non-interest expense	4,603	3,739
Total non-interest expense	70,787	68,465
Income before income taxes	31,377	37,852
Income tax expense	7,041	8,268
Net income	$24,336	$29,584
Earnings per common share - basic	$0.69	$0.85
Earnings per common share - diluted	$0.68	$0.84
Weighted-average number of common shares outstanding - basic	34,895,723	34,740,349
Weighted-average number of common shares outstanding - diluted	35,297,135	35,051,810
Cash dividends declared	$14,227	$13,745
Cash dividends declared per common share	$0.40	$0.39

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net income	$24,336	$29,584
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	19,819	(9,887)
Related tax (expense) benefit	(4,620)	2,340
Reclassification adjustment for net gain included in net income	2	1
Related tax (expense) benefit	—	—
Net effect on other comprehensive income (loss)	15,201	(7,546)
Cash flow hedges:
Net loss arising during the period	(236)	(640)
Related tax benefit	55	149
Reclassification adjustment for net (loss) gain included in net income	(425)	896
Related tax benefit (expense)	99	(209)
Net effect on other comprehensive (loss) income	(507)	196
Total other comprehensive income (loss), net of tax	14,694	(7,350)
Total comprehensive income	$39,030	$22,234

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	24,336	—	—	24,336
Other comprehensive income, net of tax	—	—	14,694	—	14,694
Cash dividends declared	—	(14,227)	—	—	(14,227)
Reissuance of treasury stock for common share awards	(3,254)	—	—	3,254	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,754)	(1,754)
Common shares issued under dividend reinvestment plan	335	—	—	—	335
Common shares issued under compensation plan for Boards of Directors	17	—	—	99	116
Common shares issued under employee stock purchase plan	44	—	—	257	301
Stock-based compensation	2,430	—	—	—	2,430
Balance, March 31, 2025	$866,416	$398,218	$(95,691)	$(31,122)	$1,137,821

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	29,584	—	—	29,584
Other comprehensive loss, net of tax	—	—	(7,350)	—	(7,350)
Cash dividends declared	—	(13,745)	—	—	(13,745)
Reissuance of treasury stock for common share awards	(6,862)	—	—	6,862	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(869)	(869)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	455	—	—	—	455
Common shares issued under compensation plan for Boards of Directors	21	—	—	117	138
Common shares issued under employee stock purchase plan	60	—	—	171	231
Stock-based compensation	3,024	—	—	—	3,024
Balance, March 31, 2024	$861,925	$343,076	$(108,940)	$(34,059)	$1,062,002
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$34,276	$37,009
Investing activities:
Available-for-sale investment securities:
Purchases	—	(105,652)
Proceeds from sales	967	—
Proceeds from principal payments, calls and prepayments	28,401	26,976
Held-to-maturity investment securities:
Purchases	(14,909)	(5,114)
Proceeds from principal payments	36,515	9,268
Other investment securities:
Purchases	(2,646)	(7,302)
Proceeds from sales	11,367	8,028
Net increase in loans held for investment	(74,804)	(43,339)
Net expenditures for premises and equipment	(2,748)	(3,870)
Proceeds from sales of other real estate owned	210	—
Proceeds from bank owned life insurance contracts	—	486
Investment in limited partnership and tax credit funds	—	(2,566)
Net cash used in investing activities	(17,647)	(123,085)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	18,624	(99,286)
Net increase in interest-bearing deposits	125,655	273,573
Net decrease in short-term borrowings	(174,246)	(87,625)
Proceeds from long-term borrowings	3,295	26,770
Payments on long-term borrowings	(4,621)	(7,047)
Cash dividends paid	(14,561)	(13,893)
Purchase of treasury stock under share repurchase program	—	(3,000)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(1,754)	(869)
Proceeds from issuance of common shares	293	451
Net cash (used in) provided by financing activities	(47,315)	89,074
Net (decrease) increase in cash and cash equivalents	(30,686)	2,998
Cash and cash equivalents at beginning of period	217,664	426,722
Cash and cash equivalents at end of period	$186,978	$429,720

Supplemental cash flow information:
Interest paid	$37,531	$37,614
Income taxes paid	6,070	70
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	—	64
Noncash recognition of new leases	852	509
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("Peoples' 2024 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after March 31, 2025 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating activities or total stockholders’ equity. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2024, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2024 Form 10-K.
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
Operating Segments: As a community banking entity, Peoples offers its customers a full range of products including a complete line of banking, leasing, insurance, investment and trust solutions. Peoples’ business activities are currently confined to a single reportable operating segment, which is community banking. Peoples’ single operating segment was determined based on the similar economic characteristics shared by the components of community banking. Peoples’ chief operating decision maker (“CODM”) is composed of its President and Chief Executive Officer, and its Chief Financial Officer. Peoples’ CODM considers all components of consolidated interest income, interest expense, non-interest income, and non-interest expense as presented in Peoples’ Consolidated Statements of Operations for the purposes of assessing performance of Peoples’ single reportable segment and allocating resources within its reportable segment. The CODM does not review segment revenue or expense information at a lower level than what is included in Peoples’ Consolidated Statements of Operations.
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Refer to "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
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
Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2025		December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$14,343	$—	$15,196	$—
U.S. government sponsored agencies	—	213,063	—	209,083
States and political subdivisions	—	195,505	—	196,301
Residential mortgage-backed securities	—	593,979	—	601,802
Commercial mortgage-backed securities	—	52,636	—	55,065
Bank-issued trust preferred securities	—	4,148	—	6,108
Total available-for-sale securities	$14,343	$1,059,331	$15,196	$1,068,359
Equity investment securities (a)	188	245	197	244
Nonqualified deferred compensation (a) (b)	5,164	—	4,898	—
Derivative assets (c)	—	14,092	—	18,743
Liabilities:
Derivative liabilities (d)	$—	$12,965	$—	$17,046
(a)    Included in "Other investment securities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(b) Investments in the nonqualified deferred compensation plan consist of mutual funds.
(c)    Included in "Other assets" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 10 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
(d)    Included in "Accrued expenses and other liabilities" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 10 Derivative Financial Instruments" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Nonqualified deferred compensation: The underlying assets relating to the nonqualified deferred compensation plan are included in a trust and primarily consist of cash and exchange traded mutual funds, which values are based on market prices (Level 1).
Derivative Assets and Derivative Liabilities: The fair value for derivative financial instruments is determined based on third-party models, which leverages current market interest rates, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at March 31, 2025 and December 31, 2024.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2025		December 31, 2024
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$3,676	$—	$4,375
Loans held for sale (a)	924	—	1,499	—
Other real estate owned	—	—	—	5,891
(a) Loans held for sale are presented gross of a valuation allowance of $64 and $166 at March 31, 2025 and at December 31, 2024, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$186,978	186,978	$217,664	$217,664
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	222,698	215,377	233,302	223,294
States and political subdivisions (a)	2	142,513	112,471	142,691	110,848
Residential mortgage-backed securities	2	290,023	271,796	300,290	276,278
Commercial mortgage-backed securities	2	98,469	83,671	98,754	82,079
Total held-to-maturity securities		753,703	683,315	775,037	692,499
Other investment securities:
Other investment securities at cost:
Federal Home Loan Bank ("FHLB") stock	N/A	14,797	14,797	24,606	24,606
Federal Reserve Bank ("FRB") stock	N/A	27,114	27,114	27,114	27,114
Other investment securities (b)	N/A	3,814	3,814	3,073	3,073
Total other investment securities at cost		45,725	45,725	54,793	54,793
Loans and leases, net of deferred fees and costs (c)	3	6,428,526	6,346,657	6,358,003	6,240,751
Bank owned life insurance	2	144,843	144,843	143,710	143,710
Liabilities:
Deposits	2	$7,734,749	$6,891,785	$7,590,205	$6,713,360
Short-term borrowings	2	19,228	19,227	193,474	192,964
Long-term borrowings	2	237,000	258,355	238,073	258,195
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $237 at both March 31, 2025 and December 31, 2024.
(b)     "Other investment securities", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at March 31, 2025 and at December 31, 2024, which are reported in the Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $65.2 million and $63.3 million at March 31, 2025 and at December 31, 2024, respectively.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Obligations of:
U.S. Treasury and government agencies	$14,250	$154	$(61)	$14,343
U.S. government sponsored agencies	223,585	239	(10,761)	213,063
States and political subdivisions	223,325	39	(27,859)	195,505
Residential mortgage-backed securities	673,730	1,799	(81,550)	593,979
Commercial mortgage-backed securities	60,287	1	(7,652)	52,636
Bank-issued trust preferred securities	4,500	—	(352)	4,148
Total available-for-sale securities	$1,199,677	$2,232	$(128,235)	$1,073,674
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$15,317	$87	$(208)	$15,196
U.S. government sponsored agencies	224,167	53	(15,137)	209,083
States and political subdivisions	225,074	16	(28,789)	196,301
Residential mortgage-backed securities	693,886	1,391	(93,475)	601,802
Commercial mortgage-backed securities	64,438	36	(9,409)	55,065
Bank-issued trust preferred securities	6,500	—	(392)	6,108
Total available-for-sale securities	$1,229,382	$1,583	$(147,410)	$1,083,555

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Gross gains realized	$25	$—
Gross losses realized	27	1
Net loss realized	$(2)	$(1)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2025
Obligations of:
U.S. Treasury and government agencies	$12,281	$46	8	$2,062	$15	9	$14,343	$61
U.S. government sponsored agencies	141,400	3,090	23	71,663	7,671	13	213,063	10,761
States and political subdivisions	30,058	910	35	165,447	26,949	154	195,505	27,859
Residential mortgage-backed securities	116,813	1,313	54	477,184	80,237	255	593,997	81,550
Commercial mortgage-backed securities	8,369	73	6	44,267	7,579	23	52,636	7,652
Bank-issued trust preferred securities	—	—	—	3,648	352	2	3,648	352
Total	$308,921	$5,432	126	$764,271	$122,803	456	$1,073,192	$128,235
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$10,003	$174	11	$2,299	$34	10	$12,302	$208
U.S. government sponsored agencies	130,518	5,816	27	70,982	9,321	13	201,500	15,137
States and political subdivisions	28,400	1,188	55	160,210	27,601	138	188,610	28,789
Residential mortgage-backed securities	85,043	2,300	69	482,609	91,175	256	567,652	93,475
Commercial mortgage-backed securities	2,868	93	5	46,619	9,316	24	49,487	9,409
Bank-issued trust preferred securities	493	7	1	5,614	385	3	6,107	392
Total	$257,325	$9,578	168	$768,333	$137,832	444	$1,025,658	$147,410
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At March 31, 2025, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2025, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2025 and December 31, 2024 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for 12 months or more at March 31, 2025 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2025. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$1,036	$1,270	$6,498	$5,446	$14,250
U.S. government sponsored agencies	1,490	67,658	72,103	82,334	223,585
States and political subdivisions	7,982	39,143	79,366	96,834	223,325
Residential mortgage-backed securities	6	4,110	52,483	617,131	673,730
Commercial mortgage-backed securities	452	10,607	26,047	23,181	60,287
Bank-issued trust preferred securities	—	1,500	3,000	—	4,500
Total available-for-sale securities	$10,966	$124,288	$239,497	$824,926	$1,199,677
Fair value
Obligations of:
U.S. Treasury and government agencies	$1,034	$1,266	$6,609	$5,434	$14,343
U.S. government sponsored agencies	1,453	62,924	70,186	78,500	213,063
States and political subdivisions	7,936	37,015	67,795	82,759	195,505
Residential mortgage-backed securities	6	4,025	49,051	540,897	593,979
Commercial mortgage-backed securities	452	9,884	22,508	19,792	52,636
Bank-issued trust preferred securities	—	1,463	2,685	—	4,148
Total available-for-sale securities	$10,881	$116,577	$218,834	$727,382	$1,073,674
Total weighted-average yield	2.93%	2.30%	2.97%	2.76%	2.76%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025
Obligations of:
U.S. government sponsored agencies	$222,698	$—	$532	$(7,853)	$215,377
States and political subdivisions	142,513	(237)	125	(29,930)	112,471
Residential mortgage-backed securities	290,023	—	1,085	(19,312)	271,796
Commercial mortgage-backed securities	98,469	—	—	(14,798)	83,671
Total held-to-maturity investment securities	$753,703	$(237)	$1,742	$(71,893)	$683,315
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$233,302	$—	$219	$(10,227)	$223,294
States and political subdivisions	142,691	(237)	110	(31,716)	110,848
Residential mortgage-backed securities	300,290	—	281	(24,293)	276,278
Commercial mortgage-backed securities	98,754	—	—	(16,675)	82,079
Total held-to-maturity investment securities	$775,037	$(237)	$610	$(82,911)	$692,499
There were no sales of held-to-maturity investment securities during the periods ended March 31, 2025 or December 31, 2024.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of People's held-to maturity investment securities are mortgage-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both March 31, 2025, and December 31, 2024.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2025
Obligations of:
U.S. government sponsored agencies	$178,241	$947	20	$37,136	$6,906	10	$215,377	$7,853
States and political subdivisions	1,228	76	1	108,357	29,854	66	109,585	29,930
Residential mortgage-backed securities	140,441	1,030	16	131,355	18,282	43	271,796	19,312
Commercial mortgage-backed securities	8,764	109	2	74,908	14,689	32	83,672	14,798
Total	$328,674	$2,162	39	$351,756	$69,731	151	$680,430	$71,893
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$150,390	$2,464	29	$38,901	$7,763	11	$189,291	$10,227
States and political subdivisions	957	44	1	106,716	31,672	66	107,673	31,716
Residential mortgage-backed securities	116,576	2,808	27	130,556	21,485	43	247,132	24,293
Commercial mortgage-backed securities	9,603	1,381	5	70,476	15,294	29	80,079	16,675
Total	$277,526	$6,697	62	$346,649	$76,214	149	$624,175	$82,911
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at March 31, 2025. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a blended federal and state corporate income tax rate of 23.3% at March 31, 2025. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$2,935	$3,498	$76,118	$140,147	$222,698
States and political subdivisions	2,798	5,830	22,131	111,754	142,513
Residential mortgage-backed securities	—	147	3,811	286,065	290,023
Commercial mortgage-backed securities	2,000	10,838	34,108	51,523	98,469
Total held-to-maturity investment securities	$7,733	$20,313	$136,168	$589,489	$753,703
Fair value
Obligations of:
U.S. government sponsored agencies	$2,853	$3,347	$75,883	$133,294	$215,377
States and political subdivisions	2,790	5,614	18,188	85,879	112,471
Residential mortgage-backed securities	—	146	3,411	268,239	271,796
Commercial mortgage-backed securities	2,000	9,964	29,780	41,927	83,671
Total held-to-maturity investment securities	$7,643	$19,071	$127,262	$529,339	$683,315
Total weighted-average yield	1.79%	1.90%	3.79%	3.94%	3.83%

Other Investment Securities
Peoples' other investment securities on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investment securities:

(Dollars in thousands)	March 31, 2025	December 31, 2024
FHLB stock	$14,797	$24,606
FRB stock	27,114	27,114
Nonqualified deferred compensation	5,164	4,898
Equity investment securities	3,378	2,645
Other investment securities	869	869
Total other investment securities	$51,322	$60,132
During the three months ended March 31, 2025, Peoples redeemed $11.4 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $1.6 million of additional FHLB stock during the three months ended March 31, 2025, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended March 31, 2025 and 2024, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in an unrealized loss of $9,000 and an unrealized gain of $47,000, respectively.
At March 31, 2025, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at March 31, 2025.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2025	December 31, 2024

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$547,471	$505,963
Held-to-maturity	627,605	563,014
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,116	3,119
Held-to-maturity	1,208	1,215
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $10.9 million at March 31, 2025 and $9.9 million at December 31, 2024.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Construction	$319,104	$328,388
Commercial real estate, other	2,230,538	2,156,013
Commercial and industrial	1,343,827	1,347,645
Premium finance	264,080	269,435
Leases	395,454	406,598
Residential real estate	848,168	835,101
Home equity lines of credit	235,409	232,661
Consumer, indirect	680,260	669,857
Consumer, direct	110,639	111,052
Deposit account overdrafts	1,047	1,253
Total loans, at amortized cost	$6,428,526	$6,358,003
The table above includes net deferred loan origination costs of $20.4 million and $20.2 million at March 31, 2025 and at December 31, 2024, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $15.8 million and $19.5 million at March 31, 2025 and at December 31, 2024, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $24.1 million at March 31, 2025 and $23.1 million at December 31, 2024.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	5,378	284	7,136	227
Commercial and industrial	5,747	106	6,809	78
Premium finance	—	2,502	—	4,947
Leases	12,079	218	8,850	803
Residential real estate	8,163	853	7,329	2,166
Home equity lines of credit	1,537	47	1,498	213
Consumer, indirect	2,521	77	2,374	159
Consumer, direct	203	120	133	44
Total loans, at amortized cost	$35,628	$4,207	$34,129	$8,637
(a) There were $2.6 million of nonaccrual loans for which there was no allowance for credit losses at March 31, 2025 and $5.7 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2024.

During the first three months of 2025, nonaccrual loans increased compared to at December 31, 2024, which was primarily due to an uptick in the volume of leases placed on nonaccrual during the quarter, partially offset by improvements in commercial real estate loans and commercial and industrial loans. The decrease in accruing loans 90+ days past due at March 31, 2025, when compared to at December 31, 2024, was primarily due to reductions in accruing 90+ days past due premium finance loans and residential real estate loans of $2.4 million and $1.3 million, respectively. The delinquent premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the majority of the receivable from the insurer.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2025
Construction	$—	$—	$—	$—	$319,104	$319,104
Commercial real estate, other	1,967	2,605	2,544	7,116	2,223,422	2,230,538
Commercial and industrial	1,119	1,587	3,740	6,446	1,337,381	1,343,827
Premium finance	2,005	1,816	2,502	6,323	257,757	264,080
Leases	31,007	3,260	11,565	45,832	349,622	395,454
Residential real estate	10,129	2,306	4,005	16,440	831,728	848,168
Home equity lines of credit	1,430	357	865	2,652	232,757	235,409
Consumer, indirect	6,486	803	1,287	8,576	671,684	680,260
Consumer, direct	514	149	208	871	109,768	110,639
Deposit account overdrafts	—	—	—	—	1,047	1,047
Total loans, at amortized cost	$54,657	$12,883	$26,716	$94,256	$6,334,270	$6,428,526
December 31, 2024
Construction	$—	$—	$—	$—	$328,388	$328,388
Commercial real estate, other	1,300	1,585	6,008	8,893	2,147,120	2,156,013
Commercial and industrial	1,651	583	4,551	6,785	1,340,860	1,347,645
Premium finance	3,863	456	4,947	9,266	260,169	269,435
Leases	10,941	5,241	9,575	25,757	380,841	406,598
Residential real estate	11,481	3,038	5,271	19,790	815,311	835,101
Home equity lines of credit	1,473	317	1,093	2,883	229,778	232,661
Consumer, indirect	7,568	1,522	1,326	10,416	659,441	669,857
Consumer, direct	884	113	138	1,135	109,917	111,052
Deposit account overdrafts	—	—	—	—	1,253	1,253
Total loans, at amortized cost	$39,161	$12,855	$32,909	$84,925	$6,273,078	$6,358,003
Delinquency trends increased slightly, as 98.5% of Peoples' loan portfolio was considered “current” at March 31, 2025, compared to 98.7% at December 31, 2024.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Loans pledged to FHLB	$1,205,884	$1,218,496
Loans pledged to FRB	604,590	527,989
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at March 31, 2025:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Construction
Pass	$7,760	$90,100	$170,833	$34,732	$6,762	$6,133	$—	$234	$316,320
Special mention	—	—	—	—	—	113	—	—	113
Substandard	—	—	1,149	1,522	—	—	—	—	2,671
Total	7,760	90,100	171,982	36,254	6,762	6,246	—	234	319,104
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	93,323	148,818	276,560	389,546	398,581	765,684	44,974	2,275	2,117,486
Special mention	—	416	2,150	7,361	10,834	25,438	285	54	46,484
Substandard	—	144	1,654	5,633	11,770	44,743	724	2,476	64,668
Doubtful	—	—	—	—	—	1,898	—	—	1,898
Loss	—	—	—	—	—	2	—	—	2
Total	93,323	149,378	280,364	402,540	421,185	837,765	45,983	4,805	2,230,538
Current period gross charge-offs	—	—	—	156	—	59			215

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Commercial and industrial
Pass	38,053	287,732	201,501	125,281	137,844	237,175	235,900	2,130	1,263,486
Special mention	—	760	9,005	9,440	4,132	1,795	27,397	5,500	52,529
Substandard	—	272	248	5,504	8,192	6,491	4,938	148	25,645
Doubtful	—	—	—	2,015	—	152	—	100	2,167
Total	38,053	288,764	210,754	142,240	150,168	245,613	268,235	7,878	1,343,827
Current period gross charge-offs	—	—	—	—	49	331			380
Premium Finance
Pass	120,789	140,876	2,361	54	—	—	—	—	264,080
Total	120,789	140,876	2,361	54	—	—	—	—	264,080
Current period gross charge-offs	—	33	14	24	—	—			71
Leases
Pass	42,962	140,613	116,131	53,851	21,147	5,716	—	—	380,420
Special mention	—	742	2,118	572	137	3	—	—	3,572
Substandard	—	2,201	2,765	2,183	583	113	—	—	7,845
Doubtful	—	336	1,980	1,136	52	113	—	—	3,617
Total	42,962	143,892	122,994	57,742	21,919	5,945	—	—	395,454
Current period gross charge-offs	—	191	1,938	2,690	574	261			5,654
Residential real estate
Pass	20,021	76,315	64,708	83,506	125,460	466,807	—	—	836,817
Substandard	—	167	835	260	985	9,069	—	—	11,316
Loss	—	5	7	9	—	14	—	—	35
Total	20,021	76,487	65,550	83,775	126,445	475,890	—	—	848,168
Current period gross charge-offs	—	—	27	—	54	61			142
Home equity lines of credit
Pass	8,555	55,513	35,860	37,688	26,717	69,940	23	3,407	234,296
Substandard	—	—	106	296	16	688	—	—	1,106
Loss	—	—	—	—	—	7	—	—	7
Total	8,555	55,513	35,966	37,984	26,733	70,635	23	3,407	235,409
Current period gross charge-offs	—	—	—	—	—	—			—
Consumer, indirect
Pass	77,083	225,426	158,529	130,515	47,959	37,984	—	—	677,496
Substandard	—	433	581	727	516	472	—	—	2,729
Loss	—	1	2	8	15	9	—	—	35
Total	77,083	225,860	159,112	131,250	48,490	38,465	—	—	680,260
Current period gross charge-offs	14	635	637	388	134	58			1,866
Consumer, direct
Pass	19,982	33,921	22,842	18,622	8,124	6,840	—	—	110,331

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Substandard	—	38	76	87	29	68	—	—	298
Loss	—	2	1	6	—	1	—	—	10
Total	19,982	33,961	22,919	18,715	8,153	6,909	—	—	110,639
Current period gross charge-offs	11	48	23	57	9	7			155
Deposit account overdrafts	1,047	—	—	—	—	—	—	—	1,047
Current period gross charge-offs	277	—	—	—	—	—			277
Total loans, at amortized cost	429,575	1,204,831	1,072,002	910,554	809,855	1,687,468	314,241	16,324	6,428,526
Total current period gross charge-offs	$302	$907	$2,639	$3,315	$820	$777			$8,760
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2024:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$69,862	$162,605	$47,133	$30,592	$1,845	$13,540	$—	$—	$325,577
Special mention	—	—	—	—	—	115	—	—	115
Substandard	—	1,161	1,535	—	—	—	—	—	2,696
Total	69,862	163,766	48,668	30,592	1,845	13,655	—	—	328,388
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	130,971	219,105	366,256	337,905	201,367	751,415	41,122	—	2,048,141
Special mention	271	2,923	11,876	7,197	5,107	10,689	288	—	38,351
Substandard	145	1,073	2,460	18,851	9,234	37,136	612	—	69,511
Doubtful	—	—	—	—	—	10	—	—	10
Total	131,387	223,101	380,592	363,953	215,708	799,250	42,022	—	2,156,013
Current period gross charge-offs	—	—	376	—	—	55			431
Commercial and industrial
Pass	311,631	202,929	134,558	148,288	66,102	152,143	229,821	4,779	1,245,472
Special mention	779	9,019	10,886	4,449	12,049	13,537	19,465	—	70,184
Substandard	200	99	4,791	11,429	3,850	4,430	5,045	49	29,844
Doubtful	—	—	1,987	—	—	158	—	—	2,145
Total	312,610	212,047	152,222	164,166	82,001	170,268	254,331	4,828	1,347,645
Current period gross charge-offs	—	14	—	17	105	532			668
Premium finance
Pass	265,504	3,837	94	—	—	—	—	—	269,435
Total	265,504	3,837	94	—	—	—	—	—	269,435
Current period gross charge-offs	67	109	33	—	—	—			209

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Leases
Pass	175,449	125,664	61,064	24,181	4,661	2,153	—	—	393,172
Special mention	791	1,529	1,140	365	5	—	—	—	3,830
Substandard	351	2,108	1,777	193	8	—	—	—	4,437
Doubtful	170	2,127	1,859	624	110	269	—	—	5,159
Total	176,761	131,428	65,840	25,363	4,784	2,422	—	—	406,598
Current period gross charge-offs	1,315	5,623	5,421	2,308	301	138			15,106
Residential real estate
Pass	77,130	66,712	85,045	128,359	52,090	414,574	—	—	823,910
Substandard	321	1,088	161	980	306	8,087	—	—	10,943
Loss	—	4	—	—	—	244	—	—	248
Total	77,451	67,804	85,206	129,339	52,396	422,905	—	—	835,101
Current period gross charge-offs	—	—	46	5	—	237			288
Home equity lines of credit
Pass	54,724	37,417	37,752	27,430	16,583	57,303	24	731	231,233
Substandard	—	138	163	16	34	1,069	—	—	1,420
Loss	—	—	—	—	—	8	—	—	8
Total	54,724	37,555	37,915	27,446	16,617	58,380	24	731	232,661
Current period gross charge-offs	—	—	—	—	—	11			11
Consumer, indirect
Pass	239,584	176,115	148,210	56,846	30,231	16,129	—	—	667,115
Substandard	269	557	681	618	312	251	—	—	2,688
Loss	14	—	16	14	—	10	—	—	54
Total	239,867	176,672	148,907	57,478	30,543	16,390	—	—	669,857
Current period gross charge-offs	497	2,207	1,880	691	141	763			6,179
Consumer, direct
Pass	45,978	25,605	21,544	9,614	4,180	3,884	—	—	110,805
Substandard	18	65	46	29	4	73	—	—	235
Loss	—	4	—	—	—	8	—	—	12
Total	45,996	25,674	21,590	9,643	4,184	3,965	—	—	111,052
Current period gross charge-offs	2	154	212	51	12	247			678
Deposit account overdrafts	1,253	—	—	—	—	—	—	—	1,253
Current period gross charge-offs	1,542	$—	$—	$—	$—	$—			1,542
Total loans, at amortized cost	1,375,415	1,041,884	941,034	807,980	408,078	1,487,235	296,377	5,559	6,358,003
Current period gross charge-offs	$3,423	$8,107	$7,968	$3,072	$559	$1,983			$25,112

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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial real estate, other	$1,887	$2,764
Leases	1,789	652
Commercial and industrial	—	959
Total collateral dependent loans	$3,676	$4,375
The decrease in collateral dependent loans at March 31, 2025, compared to December 31, 2024, was primarily driven by the payoff of one commercial real estate loan and one commercial and industrial loan, which in aggregate totaled approximately $3.0 million. This was partially offset by collateral dependent leases added during the first quarter.
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
The following tables display the amortized cost of loans that were restructured during the three months ended March 31, 2025 and March 31, 2024, presented by loan classification.

	Payment Delay (Only)
(Dollars in thousands)	Payment Deferral	Term Extension	Principal Forgiveness	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Three Months Ended March 31, 2025
Commercial real estate	$—	$2,445	—	$2,445	0.11%
Commercial and industrial	—	5,646	—	5,646	0.42%
Leasing	12	—	68	80	0.02%
Total	$12	$8,091	$68	$8,171	0.13%

During the Three Months Ended March 31, 2024
Commercial real estate	—	565	—	565	0.03%
Commercial and industrial	—	10,203	—	10,203	0.84%
Leasing	25	—	—	25	0.01%
Residential real estate	—	76	—	76	0.01%
Total	$25	$10,844	$—	$10,869	0.18%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(c) Each with --% not meaningful
The following tables summarize the financial impacts of loan modifications and payment deferrals made to loans during the three months ended March 31, 2025 and March 31, 2024, presented by loan classification.

Weighted-Average Term Extension (in months)
During the Three Months Ended March 31, 2025
Commercial real estate	3
Commercial and industrial	8

During the Three Months Ended March 31, 2024
Commercial real estate	6
Commercial and industrial	6
Leasing	9
Residential real estate	2

The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

Term Extension(a)
For the Three Months Ended March 31, 2025
Commercial and industrial	117
Leasing	638
Total loans that subsequently defaulted	$755

For the Three Months Ended March 31, 2024
Commercial and industrial	648
Total loans that subsequently defaulted	$648
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of loans that were modified during the 12 months prior to March 31, 2025 and March 31, 2024, respectively, presented by classification and class of financing receivable.

As of March 31, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	1,058	69	—	1,127	1,887	3,014
Commercial and industrial	—	—	117	117	7,789	7,906
Leasing	300	—	638	938	250	1,188
Residential real estate	—	—	—	—	15	15
Home equity lines of credit	—	—	—	—	158	158
Consumer, indirect	—	—	12	12	—	12
Total loans modified(a)	$1,358	$69	$767	$2,194	$10,099	$12,293
(a) Represents the amortized cost basis as of period end.

As of March 31, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$—	$—	$—	$70	$70
Commercial real estate	193	—	—	193	2,443	2,636
Commercial and industrial	—	667	648	1,315	12,752	14,067
Leasing	—	—	—	—	25	25
Residential real estate	76	—	—	76	24	100
Home equity lines of credit	—	—	—	—	207	207
Total loans modified(a)	$269	$667	$648	$1,584	$15,521	$17,105

(a) Represents the amortized cost basis as of period end.

Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples uses a one-year reasonable and supportable period across all segments. Following the reasonable and supportable period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period.

Changes in the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2024	Initial Allowance for Acquired PCD Assets	(Recovery of) Provision for Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2025
Construction	$878	$—	$278	$—	$—	$1,156
Commercial real estate, other	16,256	—	1,110	(215)	4	17,155
Commercial and industrial	13,283	—	(126)	(380)	6	12,783
Premium finance	662	—	49	(71)	6	646
Leases	12,893	—	6,091	(5,654)	245	13,575
Residential real estate	6,491	—	388	(142)	49	6,786
Home equity lines of credit	1,792	—	71	—	—	1,863
Consumer, indirect	8,576	—	1,776	(1,866)	210	8,696
Consumer, direct	2,396	—	213	(155)	20	2,474
Deposit account overdrafts	121	—	155	(277)	99	98
Total	$63,348	$—	$10,005	$(8,760)	$639	$65,232
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2023	Initial Allowance for Acquired PCD Assets	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2024
Construction	$699	$—	$2	$—	$—	$701
Commercial real estate, other	20,915	—	1,002	(212)	83	21,788
Commercial and industrial	10,490	—	319	(235)	7	10,581
Premium finance	484	—	169	(54)	8	607
Leases	10,850	—	3,097	(1,270)	212	12,889
Residential real estate	5,937	—	(74)	(80)	83	5,866
Home equity lines of credit	1,588	—	94	—	7	1,689
Consumer, indirect	8,590	—	1,101	(1,461)	71	8,301
Consumer, direct	2,343	—	153	(226)	9	2,279
Deposit account overdrafts	115	—	268	(336)	74	121
Total	$62,011	$—	$6,131	$(3,874)	$554	$64,822
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the first quarter of 2025, Peoples recorded a total provision for credit losses on loans of $10.0 million, which was a result of higher net charge-offs. Net charge-offs for the first quarter of 2025 were $8.1 million, primarily driven by our North Star Leasing division. The increase in the allowance for credit losses at March 31, 2025 when compared to at December 31, 2024 was attributable to a deterioration of macro-economic conditions used within the CECL model, an increase in reserves on individually analyzed loans, and loan growth.

During the first quarter of 2024, Peoples recorded a provision for credit losses of $6.1 million, which was driven by (i) a deterioration in macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth.
Peoples had recorded an allowance for unfunded commitments of $2.2 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024
Goodwill, beginning of period	$363,199	$362,169
Goodwill recorded from acquisitions	—	1,030
Goodwill, end of period	$363,199	$363,199

Other Intangible Assets
Other intangible assets were comprised of the following at March 31, 2025, and at December 31, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
March 31, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Intangibles recorded from acquisitions	—	—	—	—
Accumulated amortization	(32,697)	(26,754)	—	(59,451)
Total acquisition-related intangibles	$21,489	$11,716	$2,491	$35,696
Servicing rights				1,105
Non-compete agreements				99
Total other intangibles				$36,900
December 31, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	550	—	550
Accumulated amortization	(31,545)	(25,723)	—	(57,268)
Total acquisition-related intangibles	$22,641	$12,747	$2,491	$37,879
Servicing rights				1,216
Non-compete agreements				128
Total other intangibles				$39,223

The following table details estimated aggregate future amortization of other intangible assets at March 31, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining nine months of 2025	$3,456	$3,092	$83	$6,631
2026	3,736	3,036	16	$6,788
2027	3,043	2,188	—	$5,231
2028	2,608	1,462	—	$4,070
2029	2,359	971	—	$3,330
Thereafter	6,287	967	—	$7,254
Total	$21,489	$11,716	$99	$33,304
The weighted average amortization period of other intangible assets is 7.6 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Retail certificates of deposits ("CDs"):
$100 or more	$1,122,896	$1,092,261
Less than $100	843,082	829,154
Total Retail CDs	1,965,978	1,921,415
Interest-bearing deposit accounts	1,086,112	1,085,152
Savings accounts	895,677	866,959
Money market deposit accounts	967,331	878,254
Governmental deposit accounts	834,409	775,782
Brokered CDs	458,957	554,982
Total interest-bearing deposits	6,208,464	6,082,544
Non-interest-bearing deposits	1,526,285	1,507,661
Total deposits	$7,734,749	$7,590,205
Uninsured deposits were $2.1 billion at March 31, 2025 and $2.0 billion at December 31, 2024. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $725.5 million and $656.9 million of the uninsured deposit balances at March 31, 2025 and at December 31, 2024, respectively.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	March 31, 2025	December 31, 2024
3 months or less	$144,606	$180,405
Over 3 to 6 months	118,957	127,329
Over 6 to 12 months	117,076	91,197
Over 12 months	45,048	18,044
Total	$425,687	$416,975

The contractual maturities of CDs for each of the next five years, including the remainder of 2025, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining nine months ending December 31, 2025	$1,492,301	$292,800	$1,785,101
Year ending December 31, 2026	436,648	16,379	453,027
Year ending December 31, 2027	23,223	82,419	105,642
Year ending December 31, 2028	6,973	21,526	28,499
Year ending December 31, 2029	5,660	45,833	51,493
Thereafter	1,173	—	1,173
Total CDs	$1,965,978	$458,957	$2,424,935
At March 31, 2025, Peoples had seven effective interest rate swaps, with an aggregate notional value of $65.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2025:

	Common Shares	Treasury Stock
Shares at December 31, 2024	36,782,601	1,311,175
Changes related to stock-based compensation awards:
Release of restricted common shares	—	50,671
Cancellation of restricted common shares	—	30,633
Grant of restricted common shares	—	(160,269)
Grant of unrestricted common shares	—	—
Purchase of treasury stock	—	3,045
Disbursed out of treasury stock	—	(954)
Common shares repurchased under share repurchase program	—	—
Common shares issued under dividend reinvestment plan	12,506	—
Common shares issued under compensation plan for Boards of Directors	—	(3,890)
Common shares issued under employee stock purchase plan	—	(10,149)
Shares at March 31, 2025	36,795,107	1,220,262
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of March 31, 2025, Peoples had repurchased an aggregate of 471,307 common shares totaling $13.4 million under the share repurchase program. No common shares were repurchased during the first three months of 2025 and 100,905 common shares totaling $3.0 million were purchased in the first quarter of 2024.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At March 31, 2025, Peoples had no preferred shares issued or outstanding.
On January 20, 2025, Peoples' Board of Directors declared a quarterly cash dividend of $0.40 per common share, payable on February 17, 2025, to shareholders of record on February 3, 2025. On April 21, 2025, Peoples' Board of Directors declared a quarterly cash dividend of $0.41 per common share, payable on May 19, 2025, to shareholders of record on May 5, 2025. The following table details the cash dividends declared per common share during the first two quarters of 2025 and the comparable periods of 2024:

	2025	2024
First quarter	$0.40	$0.39
Second quarter	0.41	0.40
Total dividends declared	$0.81	$0.79

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the three months ended March 31, 2025:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2024	$(111,829)	$1,444	$(110,385)
Reclassification adjustments to net income:
Realized loss on securities, net of tax	2	—	2
Realized loss on cash flow hedges, net of tax		(326)	(326)
Other comprehensive income (loss), net of reclassifications and tax	15,199	(181)	15,018
Balance, March 31, 2025	$(96,628)	$937	$(95,691)
Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $1.5 million during the three months ended March 31, 2025 and $1.5 million for the three months ended March 31, 2024.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2025	2024
Net income available to common shareholders	$24,336	$29,584
Less: Dividends paid on unvested common shares	210	143
Less: Undistributed income allocated to unvested common shares	37	64
Net earnings allocated to common shareholders	$24,089	$29,377

Weighted-average common shares outstanding	34,895,723	34,740,349
Effect of potentially dilutive common shares	401,412	311,461
Total weighted-average diluted common shares outstanding	35,297,135	35,051,810

Earnings per common share:
Basic	$0.69	$0.85
Diluted	$0.68	$0.84
Anti-dilutive common shares excluded from calculation:
Restricted common shares	149,082	3,180
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At March 31, 2025, Peoples had entered into seven interest rate swap contracts with an aggregate notional value of $65.0 million. Peoples will pay a fixed rate of interest for up to four years while receiving a floating rate component of interest equal to term secured overnight financing rate ("SOFR"). The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At both March 31, 2025 and December 31, 2024, the interest rate swaps were designated as cash flow hedges of $65.0 and $75.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges, the effective and ineffective portions of changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR rate (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. For the three months ended March 31, 2025, and 2024, Peoples recorded reclassifications of losses to earnings of $0.4 million and a gain of $0.9 million, respectively. During the next 12 months, Peoples estimates that $1.5 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amount	$65,000	$75,000
Weighted average pay rates	2.58%	2.45%
Weighted average receive rates	4.19%	4.49%
Weighted average maturity	1.5 years	1.5 years
Pre-tax changes in fair value included in AOCI	$1,293	$1,885

The following table presents changes in fair value recorded in AOCI and in the Consolidated Statements of Operations related to the cash flow hedges:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Amount of losses (gains) recorded in AOCI, pre-tax	$661	$(256)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$65,000	$1,207	$75,000	$1,784
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months ended March 31, 2025, or at or for the year ended December 31, 2024.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$491,594	$12,885	$453,367	$16,959
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$491,594	$12,965	$453,367	$17,046
Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At March 31, 2025 and at December 31, 2024, Peoples Bank had no cash pledged, while counterparties had $8.1 million of cash pledged at March 31, 2025 and $12.3 million of cash pledged at December 31, 2024. Peoples Bank had no pledged investment securities at March 31, 2025 or at December 31, 2024, while the counterparties had pledged investment securities in the amounts of $1.9 million at March 31, 2025 and $1.9 million at December 31, 2024.
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

Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2025, Peoples granted an aggregate of 159,097 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the three months ended March 31, 2025:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	140,231	$28.72	586,227	$29.67
Awarded	2,069	31.39	159,097	33.41
Released	(5,316)	31.35	(141,821)	32.21
Forfeited	(7,731)	26.08	(23,799)	29.67
Outstanding at March 31, 2025	129,253	$28.81	579,704	$30.08
The intrinsic value for restricted common shares released was $4.8 million for the three months ended March 31, 2025, compared to $2.2 million for the three months ended March 31, 2024.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Employee stock-based compensation expense:
Stock grant expense	$2,430	$3,024
Employee stock purchase plan expense	45	66
Total employee stock-based compensation expense	2,475	3,090
Non-employee director stock-based compensation expense	116	138
Total stock-based compensation expense	2,591	3,228
Recognized tax benefit	(604)	(752)
Net stock-based compensation expense	$1,987	$2,476
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $8.7 million at March 31, 2025, which will be recognized over a weighted-average period of 2.2 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,512	$4,285
Performance-based commissions (b)	1,542	2,213
Trust and investment income:
Fiduciary income (a)	2,915	2,757
Brokerage income (a)	2,146	1,842
Electronic banking income:
Interchange income (a)	4,845	4,797
Promotional and usage income (a)	1,040	1,249
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,643	1,718
Transaction-based fees (b)	2,372	2,505
Commercial loan swap fees (b)	537	52
Other non-interest income transaction-based fees (b)	470	504
Total revenue from contracts with customers	$22,022	$21,922
Timing of revenue recognition:
Services transferred over time	$17,101	$16,648
Services transferred at a point in time	4,921	5,274
Total revenue from contracts with customers	$22,022	$21,922
(a) Services transferred over time. (b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations, but payment has not yet been received related to electronic banking income and certain insurance income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled related to electronic banking income.
The following table details the changes in Peoples' contract assets and contract liabilities for the three-month period ended March 31, 2025:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2025	$899	$5,771
Additional income receivable	5	—
Additional deferred income	—	—
Receipt of income previously receivable	(15)	—
Recognition of income previously deferred	—	(555)
Balance, March 31, 2025	$889	$5,216

Note 13 Leases

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
Lease income noted in the table below includes (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments (iii) month-to-month lease payments in excess of net investment in the lease, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets and (vi) syndication income. Additional information regarding Peoples' leases can be found in "Note 4 Loans and Leases."

The table below details Peoples' lease income:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Interest and fees on leases (a)	$10,198	$12,067
Lease income	3,446	2,021
Total lease income	$13,644	$14,088
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Lease payments receivable, at amortized cost	$431,584	$448,027
Estimated residual values	33,558	33,129
Initial direct costs	6,581	7,148
Deferred revenue	(76,269)	(81,706)
Net investment in leases	395,454	406,598
Allowance for credit losses - leases	(13,575)	(12,893)
Net investment in leases, after allowance for credit losses	$381,879	$393,705
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2025	$102,431
Year ending December 31, 2026	91,918
Year ending December 31, 2027	92,471
Year ending December 31, 2028	74,142
Year ending December 31, 2029	50,127
Thereafter	20,495
Lease payments receivable, at amortized cost	$431,584
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At March 31, 2025, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
Operating lease expense	$713	$735
Short-term lease expense	363	305
Variable lease expense	9	—
Total lease expense	$1,085	$1,040
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	March 31, 2025	December 31, 2024
ROU assets:
Other assets	$10,674	$10,419
Lease liabilities:
Accrued expenses and other liabilities	$11,254	$10,968
Other information:
Weighted-average remaining lease term	8.7 years	9.0 years
Weighted-average discount rate	4.14%	4.11%
Additions for ROU assets obtained during the year	$852	$1,660
During both the three months ended March 31, 2025 and 2024, Peoples paid cash of $0.7 million for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2025	$1,911
Year ending December 31, 2026	2,351
Year ending December 31, 2027	2,091
Year ending December 31, 2028	1,575
Year ending December 31, 2029	1,121
Thereafter	4,549
Total undiscounted lease payments	$13,598
Imputed interest	$(2,344)
Total lease liabilities	$11,254

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three months ended March 31, 2025 and March 31, 2024. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, changes in the relationship of the U.S. and U.S. global trading partners), and changes in the federal, state, and local governmental policy and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(13)the impact of assumptions, estimates and inputs used within models, which may vary materially from actual outcomes, including under the current expected credit losses ("CECL") model;
(14)adverse changes in the conditions and trends in the financial markets, including recent inflationary pressures, and the impacts of potential or imposed tariffs on markets, which may adversely affect the fair value of securities within Peoples' investment portfolio, the interest rate sensitivity of Peoples' consolidated balance sheet, and the income generated by Peoples' trust and investment activities;
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

(32)the vulnerability of Peoples' network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(33)regulatory and legal matters, including the failure to resolve any outstanding matters on a timely basis and the potential of new regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
(34)Peoples' business may be adversely affected by increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(35)the effect of a fall in stock market prices on Peoples' asset and wealth management business; and
(36)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2024 Form 10-K. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes to the Audited Consolidated Financial Statements, contained in Peoples’ 2024 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of March 31, 2025, Peoples had 147 locations, including 128 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at March 31, 2025, which have been disclosed in Peoples' 2024 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2024 Form 10-K.

New Accounting Guidance Pending Adoption
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued ASU 2023-09 on December 14, 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements were effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively with early adoption is permitted. Peoples does not expect the update will have a material impact on its annual consolidated financial statements.
ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date: The FASB issued ASU 2025-01 on January 6, 2025. It clarifies the effective date of ASU 2024-03, which pertains to disaggregation of income statement expenses. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026. Peoples is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦For the first quarter of 2025, Peoples recorded a provision for credit losses of $10.2 million, compared to a provision for credit losses of $6.3 million for the linked quarter and a provision for credit losses of $6.1 million for the first quarter of 2024. The provision for credit losses for the first quarter of 2025 and fourth quarter of 2024 was primarily driven by net charge-offs. The provision for credit losses for the first quarter of 2024 was driven by (i) net charge-offs, (ii) a deterioration in macro-economic conditions used within the CECL model, (iii) an increase of reserves on individually analyzed loans and (iv) loan growth. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.50% on July 27, 2023. This rate remained unchanged until September 2024, at which point the Federal Reserve Board decreased rates by 50 basis points, reducing the rate to 4.75% to 5.00%. Subsequent 25 basis point cuts in both November and December 2024 brought the rate down further to 4.25% to 4.50%. The Federal Reserve Board has signaled that future rate reductions continue to be a possibility.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $24.3 million for the first quarter of 2025, representing earnings per diluted common share of $0.68. In comparison, Peoples reported net income of $26.9 million, representing earnings per diluted common share of $0.76, for the fourth quarter of 2024, and net income of $29.6 million, representing earnings per diluted common share of $0.84, for the first quarter of 2024. Non-core items negatively impacted earnings per diluted common share by $0.01 for the first quarter of 2025, $0.04 for the fourth quarter of 2024, and $0.01 for the first quarter of 2024.
Net interest income was $85.3 million for the first quarter of 2025, and decreased $1.3 million when compared to the linked quarter. Net interest margin was 4.12% for the first quarter of 2025, compared to 4.15% for the linked quarter. The decrease in net interest income and net interest margin was primarily driven by a decrease in accretion income, net of amortization, from our acquisitions. Net interest income for the first quarter of 2025 decreased $1.4 million, or 2%, compared to the first quarter of 2024. The decrease in net interest income compared to the first quarter of 2024 was driven by lower accretion income. Net interest margin for the first quarter of 2025 was 4.12% and decreased 14 basis points compared to 4.26% for the first quarter of 2024, driven primarily by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $3.5 million for the first quarter of 2025, $4.9 million for the fourth quarter of 2024 and $6.5 million for the first quarter of 2024, which added 17 basis points, 23 basis points and 32 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2025 when compared to the linked quarter and the first quarter of 2024 was driven by fewer loan payoffs.
The provision for credit losses was $10.2 million for the first quarter of 2025, compared to a provision for credit losses of $6.3 million for the linked quarter and a provision for credit losses of $6.1 million for the first quarter of 2024. The provision for credit losses for the first quarter of 2025 and fourth quarter of 2024 was primarily driven by net charge-offs. The provision for credit losses for the first quarter of 2024 was driven by (i) net charge-offs, (ii) a deterioration in macro-economic conditions used within the CECL model, (iii) an increase of reserves on individually analyzed loans and (iv) loan growth. Net charge-offs for the first quarter of 2025 were $8.1 million, or 0.52% of average total loans annualized, compared to net charge-offs of $9.6 million, or 0.61% of average total loans annualized, for the linked quarter and net charge-offs of $3.3 million, or 0.22% of average total loans annualized, for the first quarter of 2024. The decrease relative to the linked quarter was driven by a decrease in charge-offs on leases originated by our North Star Leasing business, which comprised 31 basis points of the first quarter net charge-off rate and 49 basis points of the linked quarter net charge-off rate. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the first quarter of 2025 was $0.4 million, compared to a net loss of $1.7 million for the linked quarter and a net loss of $0.3 million for the first quarter of 2024. The net losses for the first quarter of 2025 and the first quarter of 2024 were driven primarily by net losses on repossessed assets of $0.3 million. The net loss reported as of December 31, 2024 was attributable to the write-down of an OREO property which totaled $1.2 million.
Total non-interest income, excluding net gains and losses, for the first quarter of 2025 increased $0.6 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by an increase of $1.5 million in insurance income due to seasonal performance-based commissions being paid in the first quarter of each year, partially offset by decreases in deposit account service charges and electronic banking income of $0.5 million and $0.4 million, respectively. Compared to the first quarter of 2024, total non-interest income, excluding net gains and losses, increased $1.3 million due to additional operating lease income of $1.4 million and additional trust and investment income of $0.5 million income, offset by decreases of $0.4 million in both insurance income and bank owned life insurance ("BOLI").
Total non-interest expense increased $0.3 million for the three months ended March 31, 2025, compared to the linked quarter. The increase in total non-interest expense was primarily due to an increase of $2.3 million in salaries and employee benefit costs, which was driven by annual merit increases, $1.3 million in stock-based compensation expenses attributable to forfeiture rate true-up on stock vested during the first quarter along with up-front expense on stock grants to certain retirement-eligible employees, and $0.7 million in health savings account ("HSA") contributions, partially offset by a decrease of $1.3 million in other non-interest expense, driven by acquisition-related expenses, coupled with decreases in amortization of other intangible assets and marketing expense.
Compared to the first quarter of 2024, total non-interest expense increased $2.3 million, or 3%. The increase in total non-interest expense was primarily driven by increases of $1.2 million in data processing and software expense, $0.9 million in salaries and employee benefit costs, driven by higher sales-based compensation and higher medical costs, and $0.9 million in other non-interest expense, driven by increases in miscellaneous expense and higher postage costs, partially offset by a decrease of $0.7 million in net occupancy and equipment expense.
The efficiency ratio for the first quarter of 2025 was 60.7%, compared to 59.6% for the linked quarter and 58.1% for the first quarter of 2024. The efficiency ratio increased compared to the linked quarter mainly as the result of higher non-interest expense, which was driven by annual expenses that occur in the first quarter of each year. The efficiency ratio increased for the first quarter of 2025 compared to the first quarter of 2024 due to higher non-interest expense.
Peoples recorded income tax expense of $7.0 million with an effective tax rate of 22.4% for the first quarter of 2025, compared to income tax expense of $7.9 million with an effective tax rate of 22.7% for the linked quarter, and income tax expense of $8.3 million with an effective tax rate of 21.8% for the first quarter of 2024. The decrease in income tax expense for the first quarter of 2025 compared to the linked quarter and to the first quarter of 2024 was primarily due to lower net income.
Total assets were $9.25 billion as of both March 31, 2025 and at December 31, 2024, and $9.27 billion at March 31, 2024. Total assets at March 31, 2025 remained flat when compared to at December 31, 2024 primarily due to a decrease in investment securities and cash and cash equivalents, offset by an increase in period-end loan and lease balances. The period-end total loan and lease balances at March 31, 2025 increased $70.5 million, or 4% annualized, compared to at December 31, 2024. The increase in the period-end total loan and lease balances was primarily driven by an increase of $74.5 million in other commercial real estate loans. Total assets at March 31, 2025 decreased compared to March 31, 2024 due to a decrease of $242.7 million in cash and cash equivalents, partially offset by an increase of $225.7 million in total loans and leases. The period-end loan and lease balances increased from March 31, 2024 to March 31, 2025 primarily as a result of organic growth in our commercial and industrial, residential real estate, and consumer indirect portfolios of $129.2 million, $66.3 million, and $30.0 million, respectively.
Total liabilities were $8.11 billion at March 31, 2025, down from $8.14 billion at December 31, 2024, and $8.21 billion at March 31, 2024. The decrease in total liabilities when compared to at December 31, 2024 was primarily due to a decrease of $174.2 million in short-term borrowings, partially offset by an increase of $144.5 million in period-end total deposits. The decrease in total liabilities when compared to at March 31, 2024 was primarily due to a $494.3 million decrease in short- term borrowings, partially offset by a increase of $408.2 million in period-end deposits. The increase in deposits was primarily driven by an increase of $285.6 million in retail certificates of deposit, driven by current promotional offerings, and an increase of $107.4 million in money market deposit accounts.
Total stockholders' equity at March 31, 2025 increased by $26.2 million compared to at December 31, 2024, which was primarily due to net income for the quarter of $24.3 million and a decrease of $14.7 million in accumulated other comprehensive loss, partially offset by dividends paid of $14.2 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $96.6 million and $111.8 million at March 31, 2025 and at December 31, 2024, respectively. Total stockholders' equity at March 31, 2025 increased by $75.8 million compared to at March 31, 2024 and was impacted by net income of $112.0 million in the last twelve months and a decrease in accumulated other comprehensive loss of $13.2 million, partially offset by dividends paid of $56.8 million.

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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a federal statutory corporate income tax rate of 21% for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024.
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Net interest income	$85,255	$86,536	$86,640
Taxable equivalent adjustment	283	286	354
FTE net interest income	$85,538	$86,822	$86,994

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$88,919	$900	4.10%	$123,303	$1,432	4.62%	$142,381	$1,922	5.44%
Investment securities (a)(b):
Taxable	1,718,453	15,372	3.58%	1,729,784	15,116	3.49%	1,657,967	13,965	3.37%
Nontaxable	178,582	1,226	2.75%	180,482	1,237	2.74%	174,632	1,270	2.91%
Total investment securities	1,897,035	16,598	3.50%	1,910,266	16,353	3.42%	1,832,599	15,235	3.33%
Loans (b)(c):
Construction	313,130	5,572	7.12%	324,856	6,139	7.39%	339,448	6,404	7.48%
Commercial real estate, other	2,069,134	33,260	6.43%	2,034,083	34,776	6.69%	2,076,219	37,242	7.12%
Commercial and industrial	1,336,133	23,332	6.98%	1,259,636	23,467	7.29%	1,203,196	23,515	7.75%
Premium finance	259,241	5,585	8.62%	277,219	5,772	8.15%	210,405	4,564	8.60%
Leases	395,161	10,198	10.32%	412,686	11,528	10.93%	409,870	12,067	11.68%
Residential real estate (d)	956,049	12,215	5.11%	909,719	12,125	5.33%	930,989	11,322	4.86%
Home equity lines of credit	233,522	4,382	7.61%	234,189	4,669	7.93%	216,743	4,297	8.00%
Consumer, indirect	674,211	10,548	6.34%	670,470	10,590	6.28%	656,244	9,281	5.70%
Consumer, direct	117,881	2,234	7.69%	118,370	2,229	7.49%	124,091	2,098	6.82%
Total loans	6,354,462	107,326	6.77%	6,241,228	111,295	7.01%	6,167,205	110,790	7.15%
Allowance for credit losses	(63,060)			(65,798)			(61,236)
Net loans	6,291,402	107,326	6.84%	6,175,430	111,295	7.09%	6,105,969	110,790	7.22%
Total earning assets	8,277,356	124,824	6.04%	8,208,999	129,080	6.20%	8,080,949	127,947	6.31%
Goodwill and other intangible assets	401,344			402,930			410,719
Other assets	516,767			534,128			529,983
Total assets	$9,195,467			$9,146,057			$9,021,651
Interest-bearing deposits:
Savings accounts	$879,301	$250	0.12%	$862,257	$209	0.10%	$905,713	$226	0.10%
Governmental deposit accounts	781,782	4,652	2.41%	811,633	5,233	2.56%	763,899	5,084	2.68%
Interest-bearing demand accounts	1,083,999	490	0.18%	1,081,591	580	0.21%	1,109,033	452	0.16%
Money market accounts	914,076	5,291	2.35%	892,370	5,518	2.46%	784,759	4,888	2.51%
Retail CDs	1,939,364	18,434	3.85%	1,904,274	20,037	4.19%	1,582,426	15,900	4.05%
Brokered CDs (e)	564,660	6,046	4.34%	508,944	5,568	4.35%	568,996	5,900	4.17%
Total interest-bearing deposits	6,163,182	35,163	2.31%	6,061,069	37,145	2.44%	5,714,826	32,450	2.28%
Borrowed funds:
Short-term FHLB advances (e)	32,822	343	4.24%	17,717	223	5.01%	135,072	1,826	5.45%
Repurchase agreements and other	23,742	165	2.83%	74,755	865	4.85%	253,758	3,211	5.06%
Total short-term borrowings	56,564	508	3.63%	92,472	1,088	4.70%	388,830	5,037	5.19%
Long-term FHLB advances	131,769	1,302	4.01%	131,950	1,328	4.00%	125,931	1,241	3.97%
Long-term notes payable	50,341	895	7.10%	51,140	899	7.03%	50,407	862	6.84%
Other long-term borrowings (f)	54,990	1,418	10.32%	54,745	1,798	12.84%	53,936	1,363	10.02%
Total long-term borrowings	237,100	3,615	6.13%	237,835	4,025	6.69%	230,274	3,466	6.04%
Total borrowed funds	293,664	4,123	5.65%	330,307	5,113	6.13%	619,104	8,503	5.50%
Total interest-bearing liabilities	6,456,846	39,286	2.47%	6,391,376	42,258	2.63%	6,333,930	40,953	2.60%
Non-interest-bearing deposits	1,498,964			1,516,933			1,501,738
Other liabilities	116,797			117,151			133,202
Total liabilities	8,072,607			8,025,460			7,968,870
Total stockholders’ equity	1,122,860			1,120,597			1,052,781
Total liabilities and stockholders’ equity	$9,195,467			$9,146,057			$9,021,651
Interest rate spread (b)		$85,538	3.57%		$86,822	3.57%		$86,994	3.71%
Net interest margin (b)			4.12%			4.15%			4.26%

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
Peoples' deposit balances have increased primarily due to an increase in money market deposit accounts and retail certificates of deposits driven by special promotional rate offerings over the past year.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2025 Compared to
(Dollars in thousands)	December 31, 2024			March 31, 2024
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(150)	$(382)	$(532)	$(398)	$(624)	$(1,022)
Investment Securities (b):
Taxable	828	(572)	256	888	520	1,408
Nontaxable	11	(23)	(12)	(196)	151	(45)
Total investment income	839	(595)	244	692	671	1,363
Loans (b):
Construction	(289)	(278)	(567)	(311)	(521)	(832)
Commercial real estate, other	(4,301)	2,786	(1,515)	(3,842)	(140)	(3,982)
Commercial and industrial	(4,605)	4,470	(135)	(9,673)	9,490	(183)
Premium finance	1,291	(1,478)	(187)	18	1,003	1,021
Leases	(754)	(576)	(1,330)	(1,421)	(448)	(1,869)
Residential real estate	(2,175)	2,265	90	583	310	893
Home equity lines of credit	(268)	(19)	(287)	(960)	1,046	86
Consumer, indirect	(27)	(15)	(42)	1,024	243	1,267
Consumer, direct	68	(63)	5	708	(572)	136
Total loan income	(11,060)	7,092	(3,968)	(13,874)	10,411	(3,463)
Total interest income	$(10,371)	$6,115	$(4,256)	$(13,580)	$10,458	$(3,122)
INTEREST EXPENSE:
Deposits:
Savings accounts	$(66)	$25	$(41)	$(20)	$(4)	$(24)
Interest-bearing demand accounts	89	1	90	(32)	(6)	(38)
Money market accounts	148	79	227	(111)	(292)	(403)
Governmental deposit accounts	1,303	(722)	581	349	83	432
Retail CDs	1,300	303	1,603	(430)	(2,103)	(2,533)
Brokered CDs	(10)	(467)	(477)	(124)	(23)	(147)
Total deposit cost	2,764	(781)	1,983	(368)	(2,345)	(2,713)
Borrowed funds:
Short-term borrowings	888	(308)	580	9,392	(4,864)	4,528
Long-term borrowings	381	28	409	(298)	149	(149)
Total borrowed funds cost	1,269	(280)	989	9,094	(4,715)	4,379
Total interest expense	4,033	(1,061)	2,972	8,726	(7,060)	1,666
FTE net interest income	$(6,338)	$5,054	$(1,284)	$(4,854)	$3,398	$(1,456)
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.

Net interest income was $85.3 million for the first quarter of 2025 and decreased $1.3 million when compared to the linked quarter. Net interest margin was 4.12% for the first quarter of 2025, compared to 4.15% for the linked quarter. The decrease in net interest income and net interest margin was primarily driven by a decrease in accretion income, net of amortization, from acquisitions.
Net interest income for the first quarter of 2025 decreased $1.4 million, or 2%, compared to the first quarter of 2024. Net interest margin decreased 14 basis points when compared to the first quarter of 2024. The decrease in net interest income and net interest margin compared to the first quarter of 2024 was driven by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $3.5 million for the first quarter of 2025, $4.9 million for the linked quarter and $6.5 million for the first quarter of 2024, which added 17 basis points, 23 basis points and 32 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2025 when compared to the linked quarter and the first quarter of 2024 was driven by fewer loan payoffs.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Provision for other credit losses	$10,035	$6,014	$5,834
Provision for checking account overdraft credit losses	155	253	268
Provision for credit losses	$10,190	$6,267	$6,102
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the first quarter of 2025 and the fourth quarter of 2024 was mainly a result of net charge-offs. The provision for credit losses for the first quarter of 2024 was driven by (i) net charge-offs, (ii) a deterioration in macro-economic conditions used within the CECL model, (iii) an increase of reserves on individually analyzed loans and (iv) loan growth.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this MD&A under the caption “FINANCIAL CONDITION - Allowance for Credit Losses.”

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Net (loss) gain on investment securities	$(2)	$12	$(1)
Net loss on asset disposals and other transactions:
Net loss on other assets	(330)	(458)	(309)
Net gain (loss) on OREO	20	(1,228)	—
Net loss on other transactions	(51)	(60)	(32)
Net loss on asset disposals and other transactions	$(361)	$(1,746)	$(341)
The net loss on other assets during the first quarter of 2025 was driven by the loss recorded on repossessed assets. The net loss reported for the linked quarter was attributable to the write-down of an OREO property which totaled $1.2 million. The net loss reported for the quarter ended March 31, 2024 was driven by repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 24% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the first quarter of 2025, 24% for the linked quarter, and 23% for the first quarter of 2024.
For the first quarter of 2025, insurance income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Property and casualty insurance commissions	$3,823	$3,822	$3,585
Performance-based commissions	1,542	—	2,213
Life and health insurance commissions	689	701	700
Insurance income	$6,054	$4,523	$6,498
Peoples' insurance income for the first quarter of 2025 increased $1.5 million when compared to the linked quarter primarily due to seasonal performance-based commission being paid, which are annual in nature and typically occur in the first quarter of each year. Insurance income for the first quarter of 2025 decreased when compared to the first quarter of 2024 due to a decrease in the annual performance-based commissions being paid, partially offset with an increase in property and casualty insurance income.
Peoples' electronic banking ("e-banking") services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
E-banking income	$5,885	$6,267	$6,046
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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Fiduciary income	$2,092	$2,095	$2,001
Brokerage income	2,146	2,142	1,842
Employee benefit fees	823	796	756
Trust and investment income	$5,061	$5,033	$4,599
Fiduciary income and brokerage income in the first quarter of 2025 remained flat relative to the linked quarter. When compared to the first quarter of 2024, trust and investment income increased $0.5 million, which was driven by an increase in assets under administration and management.
The following table details Peoples' assets under administration and management:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
(Dollars in thousands)
Trust	$2,037,992	$2,061,267	$2,124,320	$2,071,832	$2,061,402
Brokerage	$1,626,768	$1,614,189	$1,608,368	$1,567,775	$1,530,954
Total	$3,664,760	$3,675,456	$3,732,688	$3,639,607	$3,592,356
Quarterly average	$3,711,527	$3,706,804	$3,683,334	$3,587,952	$3,521,188
The decrease in assets under administration and management at March 31, 2025 compared to at December 31, 2024 were driven by market value fluctuations. The increase in assets under administration and management at March 31, 2025 when compared to at March 31, 2024 were primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$2,103	$2,414	$2,255
Account maintenance fees	1,644	1,764	1,718
Other fees and charges	268	324	250
Deposit account service charges	$4,015	$4,502	$4,223
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges decreased for the first quarter of 2025 compared to the linked quarter due to seasonality of customer activity. Deposit account service charges decreased slightly when comparing the first quarter of 2025 to the first quarter of 2024.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Other non-interest income	1,472	1,906	918
Bank owned life insurance income	1,133	1,219	1,500
Lease income	3,446	3,200	2,016
Mortgage banking income	396	173	321
Other non-interest income decreased $0.4 million for the three months ended March 31, 2025 when compared to the linked quarter and increased $0.6 million compared to the first quarter of 2024.
Bank owned life insurance income for the first quarter of 2025 decreased compared to the linked quarter and the prior year quarter primarily due to changes in the cash surrender values of the underlying policies.

Lease income is primarily comprised of (i) gains on the early termination of leases, net of any associated purchase accounting adjustments, (ii) month-to-month lease payments in excess of net investment in the lease, net of any associated purchase accounting adjustment, (iii) fees received for referrals, (iv) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (v) syndication income. Lease income for the first quarter of 2025 increased compared to the linked quarter due to an increase in month-to-month lease income. The increase when compared to the first quarter of 2024 was driven by increases in month-to-month lease income, operating lease income, and gains on terminated leases.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the first quarter of 2025 increased when compared to each of the prior periods and was primarily driven by higher production.
In the first quarter of 2025, Peoples sold $0.2 million in loans into the secondary market with servicing retained and $4.7 million in loans with servicing released, compared to $6.5 million and $9.9 million, respectively, in the fourth quarter of 2024, and $0.2 million and $6.9 million, respectively, in the first quarter of 2024.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Base salaries and wages	$24,618	$25,133	$24,797
Sales-based and incentive compensation	6,491	5,641	5,254
Employee benefits	4,522	4,683	3,938
Payroll taxes and other employment costs	2,779	2,081	2,836
Stock-based compensation	2,475	1,187	3,090
Deferred personnel costs	(1,064)	(1,226)	(1,022)
Salaries and employee benefit costs	$39,821	$37,499	$38,893
Full-time equivalent employees:
Actual at end of period	1,460	1,479	1,498
Average during the period	1,467	1,487	1,492
Base salaries and wages for the first quarter of 2025 decreased compared to the linked quarter and remained relatively flat compared to the first quarter of 2024.
Sales-based and incentive compensation increased for the first quarter of 2025 compared to the linked quarter and the first quarter of 2024 due to an increase in corporate incentives.
The decrease in employee benefits for the first quarter of 2025 compared to the linked quarter was primarily related to an adjustment related to prior period nonqualified deferred compensation expense. The increase over the first quarter of 2024 was primarily due to increased medical costs.
Payroll taxes and other employment costs for the first quarter of 2025 increased compared to the linked quarter due to seasonal expenses recognized in the first quarter of each year.
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
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the first quarter of 2025 remained relatively flat when compared to both the fourth quarter of 2024 and the first quarter of 2024.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Depreciation	$2,125	$2,145	$2,170
Repairs and maintenance costs	1,923	1,884	1,821
Property taxes, utilities and other costs	546	840	1,293
Net rent expense	1,018	952	999
Net occupancy and equipment expense	$5,612	$5,821	$6,283
Net occupancy and equipment expense decreased for the first quarter compared to both the linked quarter and the first quarter of 2024 due to an adjustment of property tax accruals resulting from a review of recent assessments.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Data processing and software expense	$7,005	$6,598	$5,769
Professional fees	3,087	3,311	2,967
Amortization of other intangible assets	2,213	2,800	2,788
E-banking expense	2,025	1,982	1,781
FDIC insurance premiums	1,251	1,251	1,186
Other loan expenses	1,119	857	1,076
Operating lease expense	985	1,102	639
Franchise tax expense	929	664	881
Marketing expense	903	1,206	1,056
Communication expense	734	796	799
Travel and entertainment expense	500	723	608
Other non-interest expense	4,603	5,893	3,739
Data processing and software expenses for the first quarter of 2025 increased over all periods presented due to costs associated with recent technology projects.
Professional fees for the first quarter of 2025 decreased when compared to the linked quarter due to lower costs of professional services and fewer legal expenses incurred. Professional fees for the first quarter of 2025 compared to the same period in 2024 remained flat.
Amortization of other intangible assets for the first quarter of 2025 decreased $0.6 million compared to both the linked quarter and the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by timing of customer activity. E-banking expense remained relatively flat compared to the linked quarter and increased $0.2 million compared to the first quarter of 2024.
Peoples' FDIC insurance premiums for the first quarter of 2025 were relatively flat when compared to the linked quarter and the first quarter of 2024.
Other loan expenses during the first quarter of 2025 increased $0.3 million when compared to the linked quarter. Other loan expenses were relatively flat when compared to the first quarter of 2024.
Operating lease expense decreased when compared to the linked quarter due to less expense associated with Vantage and increased compared to the same period in 2024 due to the volume of leases.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase in franchise tax expense for the first quarter of 2025 compared to the linked quarter relates to the prior quarter including a true-up driven by lower than estimated apportionment in Ohio. The increase in franchise tax expense for the first quarter of 2025 when compared to the first quarter of 2024 was due to higher equity.
Marketing expense for the first quarter of 2025 decreased when compared to both the linked quarter and the first quarter of 2024 due to less advertising expenses and promotional items.
Communication expense remained relatively flat for the first quarter of 2025 when compared to both the linked quarter and the same period of the prior year.
Travel and entertainment expense decreased over both the linked quarter and the same period for 2024 due to the timing of travel. Travel and entertainment expense will commonly spike in the fourth quarter due to additional travel and holiday gatherings.
Other non-interest expense for the first quarter of 2025 decreased when compared to the linked quarter primarily due to a a legal contingency accrued at the end of the prior period of approximately $1.0 million. Other non-interest expense for the first quarter of 2025 compared to the same period of 2024 increased due to an increase in miscellaneous expense of $0.4 million and postage which was approximately $0.3 million.
Income Tax Expense
Peoples recorded income tax expense of $7.0 million with an effective tax rate of 22.4% for the first quarter of 2025, compared to income tax expense of $7.9 million with an effective tax rate of 22.7% for the linked quarter and income tax expense of $8.3 million with an effective tax rate of 21.8% for the first quarter of 2024. The decrease in income tax expense when compared to the linked quarter and to the first quarter of 2024 was primarily due to lower net income.
Additional information regarding income taxes can be found in "Note 13. Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$31,377	$34,855	$37,852
Add: provision for credit losses	10,190	6,267	6,102
Add: loss on OREO	—	1,228	—
Add: loss on investment securities	2	—	1
Add: loss on other assets	330	458	309
Add: loss on other transactions	51	60	32
Less: gain on OREO	20	—	—
Less: gain on investment securities	—	12	—
Pre-provision net revenue	$41,930	$42,856	$44,296
The decrease in the PPNR for the first quarter of 2025 compared to the linked quarter and the first quarter of 2024 was driven by lower accretion income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$70,787	$70,503	$68,465
Less: amortization of other intangible assets	2,213	2,800	2,788
Adjusted total non-interest expense	68,574	67,703	65,677
Total non-interest income	27,099	25,089	25,779
Less: net (loss) gain on investment securities	(2)	12	(1)
Less: net loss on asset disposals and other transactions	(361)	(1,746)	(341)
Total non-interest income excluding net losses	27,462	26,823	26,121
Net interest income	85,255	86,536	86,640
Add: FTE adjustment (a)	283	286	354
Net interest income on an FTE basis	85,538	86,822	86,994
Adjusted revenue	$113,000	$113,645	$113,115
Efficiency ratio	60.68%	59.57%	58.06%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the first quarter of 2025 was 60.7%, compared to 59.6% for the linked quarter and 58.1% for the first quarter of 2024. The efficiency ratio increased compared to the linked quarter mainly as the result of higher non-interest expense, which was driven by annual expenses that occur in the first quarter of each year. The efficiency ratio increased for the first quarter of 2025 compared to the first quarter of 2024 due to higher non-interest expense. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$24,336	$26,930	$29,584
Add: net loss on investment securities	2	—	1
Less: tax effect of net loss on investment securities (a)	—	—	—
Less: net gain on investment securities	—	12	—
Add: tax effect of net gain on investment securities (a)	—	3	—
Add: net loss on asset disposals and other transactions	361	1,746	341
Less: tax effect of net loss on asset disposals and other transactions (a)	76	367	72
Add: acquisition-related expenses	—	1,144	(84)
Less: tax effect of acquisition-related expenses (a)	—	240	(18)
Net income adjusted for non-core items (after tax)	$24,623	$29,204	$29,788
Days in the period	90	92	91
Days in the year	365	366	366
Annualized net income	$98,696	$107,135	$118,986
Annualized net income adjusted for non-core items (after tax)	$99,860	$116,181	$119,807
Return on average assets:
Annualized net income	$98,696	$107,135	$118,986
Total average assets	9,195,467	9,146,057	9,021,651
Return on average assets	1.07%	1.17%	1.32%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$99,860	$116,181	$119,807
Total average assets	9,195,467	9,146,057	9,021,651
Return on average assets adjusted for non-core items (after tax)	1.09%	1.27%	1.33%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the first quarter of 2025 decreased when compared to the linked quarter, due to a decrease in annualized net income resulting from higher non-interest expense and lower net interest income. The decrease in the return on average assets and return on average assets adjusted for non-core items for the first quarter of 2025, compared to the first quarter of 2024, was attributable to a decrease in annualized net income resulting from higher non-interest expense and an increase in average assets.
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

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$24,336	$26,930	$29,584
Add: amortization of other intangible assets	2,213	2,800	2,788
Less: tax effect of amortization of other intangible assets (a)	465	588	585
Net income excluding amortization of other intangible assets	$26,084	$29,142	$31,787
Days in the period	90	92	91
Days in the year	365	366	366
Annualized net income	$98,696	$107,135	$118,986
Annualized net income excluding amortization of other intangible assets	$105,785	$115,934	$127,847
Average tangible equity:
Total average stockholders' equity	$1,122,860	$1,120,597	$1,052,781
Less: average goodwill and other intangible assets	401,344	402,930	410,719
Average tangible equity	$721,516	$717,667	$642,062
Return on total average stockholders' equity ratio:
Annualized net income	$98,696	$107,135	$118,986
Total average stockholders' equity	$1,122,860	$1,120,597	$1,052,781
Return on total average stockholders' equity	8.79%	9.56%	11.30%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$105,785	$115,934	$127,847
Average tangible equity	$721,516	$717,667	$642,062
Return on average tangible equity	14.66%	16.15%	19.91%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income mainly attributable to an increase in non-interest expense and a decrease in net interest income. The decreases in the return on total average stockholders' equity and average tangible equity ratios for the first quarter of 2025 compared to the same period of 2024 was driven by lower net income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2025, Peoples' interest-bearing deposits in other banks had decreased $48.3 million from December 31, 2024. The total cash and cash equivalents balance included $52.6 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2025, compared to $104.7 million at December 31, 2024. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2025, Peoples' total cash and cash equivalents decreased $30.7 million, which reflected cash outflows of $47.3 million for financing activities and $17.6 million for investing activities, partially offset by cash inflows of $34.3 million from operating activities. Peoples' use of cash in investing activities reflected a $74.8 million net increase in loans held for investment, partially offset by net cash inflows for available-for-sale investment securities and held-to-maturity investment securities for $29.4 million and $21.6 million, respectively. The cash used in financing activities was largely driven by a net decrease in short-term borrowings of $174.2 million, partially offset by an increase of $125.7 million in interest-bearing deposits and $18.6 million of non-interest bearing deposits.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	5.23%	$14,343	$15,196	$27,961	$28,343	$28,773
U.S. government sponsored agencies	3.45%	213,063	209,083	174,708	230,916	200,460
States and political subdivisions	2.87%	195,505	196,301	206,779	202,804	208,750
Residential mortgage-backed securities	2.48%	593,979	601,802	607,726	601,002	621,691
Commercial mortgage-backed securities	2.12%	52,636	55,065	57,437	50,035	50,791
Bank-issued trust preferred securities	4.26%	4,148	6,108	6,056	6,039	6,001
Total fair value		$1,073,674	$1,083,555	$1,080,667	$1,119,139	$1,116,466
Total amortized cost		$1,199,677	$1,229,382	$1,189,792	$1,266,060	$1,262,319
Net unrealized loss		$(126,003)	$(145,827)	$(109,125)	$(146,921)	$(145,853)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	5.00%	$222,698	$233,302	$196,642	$212,023	$188,423
States and political subdivisions (a)	2.35%	142,513	142,691	141,918	144,134	144,315
Residential mortgage-backed securities	4.12%	290,023	300,290	256,329	246,283	246,579
Commercial mortgage-backed securities	2.48%	98,469	98,754	98,984	99,782	100,427
Total amortized cost		$753,703	$775,037	$693,873	$702,222	$679,744
Other investment securities		$51,322	$60,132	$55,691	$62,742	$62,939
Total investment securities:
Amortized cost		$2,004,702	$2,064,551	$1,939,356	$2,031,024	$2,005,002
Carrying value		$1,878,699	$1,918,724	$1,830,231	$1,884,103	$1,859,149

(a)Amortized cost is presented net of the allowance for credit losses of $237 at March 31, 2025 and at December 31, 2024 and $238 at March 31, 2024.
For the first quarter of 2025, total investment securities decreased compared to the linked quarter due to principal payments received. Compared to March 31, 2024, held-to-maturity securities increased due to the purchases of higher-yielding, longer duration securities booked to held-to-maturity.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Originated loans and leases:
Construction	$266,644	$271,975	$265,073	$291,240	$262,209
Commercial real estate, other	1,413,759	1,310,127	1,283,903	1,240,069	1,263,577
Commercial real estate	1,680,403	1,582,102	1,548,976	1,531,309	1,525,786
Commercial and industrial	1,167,382	1,162,777	1,047,001	1,032,753	972,191
Premium finance	264,080	269,435	286,983	293,349	238,962
Leases	375,224	382,074	401,573	390,160	373,626
Residential real estate	458,663	448,884	441,730	441,293	420,518
Home equity lines of credit	187,887	182,831	180,737	172,766	164,019
Consumer, indirect	680,260	669,857	677,056	675,054	650,228
Consumer, direct	101,876	101,062	101,026	100,836	99,022
Consumer	782,136	770,919	778,082	775,890	749,250
Deposit account overdrafts	1,047	1,253	1,205	1,067	1,306
Total originated loans and leases	$4,916,822	$4,800,275	$4,686,287	$4,638,587	$4,445,658
Acquired loans and leases (a):
Construction	$52,460	$56,413	$55,021	$49,361	$52,478
Commercial real estate, other	816,779	845,886	896,588	955,910	980,203
Commercial real estate	869,239	902,299	951,609	1,005,271	1,032,681
Commercial and industrial	176,445	184,868	203,151	225,310	242,424
Leases	20,230	24,524	31,436	40,491	49,068
Residential real estate	389,505	386,217	335,812	348,051	361,370
Home equity lines of credit	47,522	49,830	52,372	54,842	57,060
Consumer, direct	8,763	9,990	11,172	12,819	14,566
Total acquired loans and leases	$1,511,704	$1,557,728	$1,585,552	$1,686,784	$1,757,169
Total loans and leases	$6,428,526	$6,358,003	$6,271,839	$6,325,371	$6,202,827
Percent of loans and leases to total loans and leases:
Construction	5.0%	5.2%	5.1%	5.4%	5.1%
Commercial real estate, other	34.7%	33.9%	34.8%	34.7%	36.2%
Commercial real estate	39.7%	39.1%	39.9%	40.1%	41.3%
Commercial and industrial	20.8%	21.2%	19.9%	19.9%	19.6%
Premium finance	4.1%	4.2%	4.6%	4.6%	3.8%
Leases	6.2%	6.4%	6.9%	6.8%	6.8%
Residential real estate	13.2%	13.2%	12.4%	12.5%	12.6%
Home equity lines of credit	3.7%	3.7%	3.7%	3.6%	3.6%
Consumer, indirect	10.6%	10.5%	10.8%	10.7%	10.5%
Consumer, direct	1.7%	1.7%	1.8%	1.8%	1.8%
Consumer	12.3%	12.2%	12.6%	12.5%	12.3%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$337,279	$346,189	$347,719	$341,298	$348,937

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at March 31, 2025 increased $70.5 million, or 4% annualized, compared to at December 31, 2024. The increase in the period-end loan and lease balances at March 31, 2025 compared to December 31, 2024 was primarily driven by increases of $74.5 million in other commercial real estate loans, $13.1 million of residential real estate loans, and $10.4 million in indirect consumer loans, partially offset by a decrease of $11.1 million and $9.3 million in leases and construction loans, respectively. The increase in the period-end loan and lease balances at March 31, 2025 compared to at March 31, 2024 was primarily driven by loan growth of $129.2 million of commercial and industrial loans, $66.3 million of residential real estate loans, $30.0 million of indirect consumer loans, and $25.1 million of premium finance loans. These were partially offset by reductions in leases of $27.2 million and commercial real estate loans of $13.2 million.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at March 31, 2025. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at March 31, 2025:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$182,211	$205,560	$387,771	59.4%
Residential property	16,138	21,952	38,090	5.8%
Land development	34,217	13,471	47,688	7.3%
Land only	10,710	30,917	41,627	6.4%
Assisted living facilities and nursing homes	8,941	14,608	23,549	3.6%
Lodging and lodging related	11,709	12,520	24,229	3.7%
Warehouse facilities	328	16,315	16,643	2.6%
Student housing	15,000	—	15,000	2.3%
Other (a)	39,850	18,075	57,925	8.9%
Total construction	$319,104	$333,418	$652,522	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$410,413	$3,466	$413,879	18.0%
Retail facilities:
Owner occupied	$40,495	$804	$41,299	1.8%
Non-owner occupied	215,710	435	216,145	9.4%
Total retail facilities	$256,205	$1,239	$257,444	11.2%
Light industrial facilities:
Owner occupied	$134,080	$6,958	$141,038	6.1%
Non-owner occupied	114,303	3,431	117,734	5.1%
Total light industrial facilities	$248,383	$10,389	$258,772	11.2%
Office buildings and complexes:
Owner occupied	$73,632	$2,560	$76,192	3.3%
Non-owner occupied	118,803	1,462	120,265	5.2%
Total office buildings and complexes	$192,435	$4,022	$196,457	8.5%
Lodging and lodging related:
Owner occupied	$30,185	$—	$30,185	1.3%
Non-owner occupied	145,473	1,263	146,736	6.4%
Total lodging and lodging related	$175,658	$1,263	$176,921	7.7%
Assisted living facilities and nursing homes	$117,524	$778	$118,302	5.2%
Warehouse facilities:
Owner occupied	$38,068	$509	$38,577	1.7%
Non-owner occupied	33,884	443	34,327	1.5%
Total warehouse facilities	$71,952	$952	$72,904	3.2%
Restaurant/bar facilities:
Owner occupied	$55,194	$—	$55,194	2.4%
Non-owner occupied	30,651	—	30,651	1.3%
Total restaurant/bar facilities	$85,845	$—	$85,845	3.7%
Mixed-use facilities:
Owner occupied	$42,574	$1,840	$44,414	1.9%
Non-owner occupied	33,640	1,221	34,861	1.5%
Total mixed-use facilities	$76,214	$3,061	$79,275	3.4%
Healthcare facilities:
Owner occupied	$37,278	$19	$37,297	1.6%
Non-owner occupied	15,043	2,498	17,541	0.8%
Total healthcare facilities	$52,321	$2,517	$54,838	2.4%
Other (a)	543,588	41,112	584,700	25.5%
Total commercial real estate, other	$2,230,538	$68,799	$2,299,337	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 5% of total loans at March 31, 2025 and December 31, 2024. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, has no geographical impact from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Construction	$1,156	$878	$854	$673	$701
Commercial real estate, other	17,155	16,256	17,239	19,852	21,788
Commercial and industrial	12,783	13,283	11,592	10,943	10,581
Premium finance	646	662	711	763	607
Leases	13,575	12,893	16,970	15,218	12,889
Residential real estate	6,786	6,491	6,058	5,939	5,866
Home equity lines of credit	1,863	1,792	1,804	1,737	1,689
Consumer, indirect	8,696	8,576	8,924	8,654	8,301
Consumer, direct	2,474	2,396	2,370	2,332	2,279
Deposit account overdrafts	98	121	117	136	121
Allowance for credit losses	$65,232	$63,348	$66,639	$66,247	$64,822
As a percent of total loans	1.01%	1.00%	1.06%	1.05%	1.05%
The increase in the allowance for credit losses at March 31, 2025 compared to December 31, 2024 was primarily due to (i) a deterioration of macro-economic conditions used within the CECL model, (ii) an increase of reserves on individually analyzed loans and (iii) loan growth. The increase in the allowance balance at March 31, 2025 when compared to March 31, 2024 was driven by loan growth and a slight increase of reserves on individually analyzed loans.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2024 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Gross charge-offs:
Commercial real estate, other	215	219	—	—	212
Commercial and industrial	380	118	259	56	235
Premium finance	71	63	37	55	54
Leases	5,654	7,706	3,753	2,377	1,270
Residential real estate	142	144	—	64	80
Home equity lines of credit	—	—	2	9	—
Consumer, indirect	1,866	1,331	1,820	1,567	1,461
Consumer, direct	155	149	162	141	226
Consumer	2,021	1,480	1,982	1,708	1,687
Deposit account overdrafts	277	310	558	338	336
Total gross charge-offs	$8,760	$10,040	$6,591	$4,607	$3,874
Recoveries:
Commercial real estate, other	$4	$24	$100	$(80)	$83
Commercial and industrial	6	40	1	10	7
Premium finance	6	12	4	4	8
Leases	245	87	56	173	212
Residential real estate	49	45	58	68	83
Home equity lines of credit	—	—	—	—	7
Consumer, indirect	210	178	186	117	71
Consumer, direct	20	7	19	15	9
Consumer	230	185	205	132	80
Deposit account overdrafts	99	61	83	67	74
Total recoveries	$639	$454	$507	$374	$554
Net charge-offs (recoveries):
Commercial real estate, other	211	195	(100)	80	129
Commercial and industrial	374	78	258	46	228
Premium finance	65	51	33	51	46
Leases	5,409	7,619	3,697	2,204	1,058
Residential real estate	93	99	(58)	(4)	(3)
Home equity lines of credit	—	—	2	9	(7)
Consumer, indirect	1,656	1,153	1,634	1,450	1,390
Consumer, direct	135	142	143	126	217
Consumer	1,791	1,295	1,777	1,576	1,607
Deposit account overdrafts	178	249	475	271	262
Total net charge-offs	$8,121	$9,586	$6,084	$4,233	$3,320
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	0.01%	0.01%	(0.01)%	0.01%	0.01%
Commercial and industrial	0.02%	—%	0.02%	—%	0.02%
Premium finance	—%	—%	—%	—%	—%
Leases	0.35%	0.50%	0.23%	0.14%	0.07%
Residential real estate	0.01%	0.01%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.11%	0.06%	0.10%	0.09%	0.09%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.12%	0.07%	0.11%	0.10%	0.10%
Deposit account overdrafts	0.01%	0.02%	0.03%	0.02%	0.02%
Total	0.52%	0.61%	0.38%	0.27%	0.22%
Each with "--%" not meaningful.

Total net charge-offs during the first quarter of 2025 were $8.1 million, or 0.52% of average total loans on an annualized basis, compared to $9.6 million, or 0.61% of average total loans on an annualized basis, during the linked quarter and $3.3 million, or 0.22% of average total loans on an annualized basis, during the first quarter of 2024. The decrease in net charge-offs when compared to the linked quarter was primarily related to a slight improvement in the lease portfolio of $2.2 million, partially offset by an increase of $0.5 million in indirect consumer loans. The net charge-offs for the lease portfolio remain higher than historic norms and are the driver for the increase over March 31, 2024.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Loans 90+ days past due and accruing:
Commercial real estate, other	$284	$227	$3,838	$106	$231
Commercial and industrial	106	78	413	208	10
Premium finance	2,502	4,947	7,771	2,546	2,208
Leases	218	803	12,675	3,193	4,070
Residential real estate	853	2,166	2,442	1,209	780
Home equity lines of credit	47	213	292	230	181
Consumer, indirect	77	159	46	67	134
Consumer, direct	120	44	101	33	48
Consumer	197	203	147	100	182
Total loans 90+ days past due and accruing	$4,207	$8,637	$27,578	$7,592	$7,662
Nonaccrual loans:
Commercial real estate, other	5,378	7,136	4,416	4,833	3,773
Commercial and industrial	5,747	6,809	7,008	6,030	6,205
Leases	12,079	8,850	12,428	11,849	10,136
Residential real estate	8,163	7,329	6,658	7,078	7,450
Home equity lines of credit	1,537	1,498	1,461	1,454	1,134
Consumer, indirect	2,521	2,374	2,726	2,261	2,506
Consumer, direct	203	133	110	164	157
Consumer	2,724	2,507	2,836	2,425	2,663
Total nonaccrual loans	$35,628	$34,129	$34,807	$33,669	$31,361
Total nonperforming loans ("NPLs")	$39,835	$42,766	$62,385	$41,261	$39,023
OREO:
Commercial	$5,891	$5,891	$7,118	$7,118	$7,118
Residential	89	279	279	291	120
Total OREO	$5,980	$6,170	$7,397	$7,409	$7,238
Total nonperforming assets ("NPAs")	$45,815	$48,936	$69,782	$48,670	$46,261
Criticized loans (a)	$226,542	$241,302	$237,627	$239,943	$256,565
Classified loans (b)	$123,842	$128,815	$133,241	$120,180	$147,518
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.55%	0.54%	0.55%	0.53%	0.51%
NPLs as a percent of total loans (d)	0.62%	0.67%	0.99%	0.65%	0.63%
NPAs as a percent of total assets (d)	0.50%	0.53%	0.76%	0.53%	0.50%
NPAs as a percent of total loans and OREO (d)	0.71%	0.77%	1.11%	0.77%	0.74%
Allowance for credit losses as a percent of nonaccrual loans	183.09%	185.61%	191.45%	196.76%	206.70%
Allowance for credit losses as a percent of NPLs (d)	163.76%	148.13%	106.82%	160.56%	166.11%
Criticized loans as a percent of total loans (a)	3.52%	3.80%	3.79%	3.79%	4.14%
Classified loans as a percent of total loans (b)	1.93%	2.03%	2.12%	1.90%	2.38%

(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Compared to at December 31, 2024, Peoples' NPAs decreased from 0.53% of total assets to 0.50% of total assets at March 31, 2025. Total loans 90+ days past due and accruing in total decreased at March 31, 2025 compared to March 31, 2024 because of a reduction of leases. During the first quarter of 2025, criticized loans decreased $14.8 million, while classified loans decreased $5.0 million when compared to at December 31, 2024. The decrease in the amounts of criticized and classified loans compared to at December 31, 2024 and at March 31, 2024 was primarily driven by paydowns and upgrades of the risk rating of commercial loans. The decrease in NPAs compared to at December 31, 2024, was primarily driven by decreases of residential real estate loans and premium finance loans that were 90+ days past due and accruing. The decrease in NPAs compared to at March 31, 2024, was driven primarily by leases 90+ days past due and accruing and a reduction of OREO, partially offset by an increase in nonaccrual leases.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Non-interest-bearing deposits (a)	$1,526,285	$1,507,661	$1,453,441	$1,472,697	$1,468,363
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,086,112	1,085,152	1,065,912	1,083,512	1,107,712
Savings accounts	895,677	866,959	864,935	880,542	901,493
Retail CDs	1,965,978	1,921,415	1,884,139	1,812,874	1,680,413
Money market deposit accounts	967,331	878,254	894,690	869,159	859,961
Governmental deposit accounts	834,409	775,782	824,136	766,337	825,170
Brokered CDs	458,957	554,982	495,904	412,653	483,444
Total interest-bearing deposits	6,208,464	6,082,544	6,029,716	5,825,077	5,858,193
Total deposits	$7,734,749	$7,590,205	$7,483,157	$7,297,774	$7,326,556
Demand deposits as a percent of total deposits	34%	34%	34%	35%	35%
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2025, period-end total deposits increased $144.5 million, or 2%, compared to at December 31, 2024, driven by increases of $89.1 million in money market deposit accounts, $58.6 million in governmental deposit accounts, and $44.6 million in retail certificates of deposits, partially offset by a decrease of $96.0 million in brokered deposits. The increase in governmental deposit accounts was due to the seasonality of those balances and the increase in retail certificates of deposits was due to current specials being offered. The decrease in brokered deposit accounts was due to the aforementioned influx of deposits.
Compared to March 31, 2024, period-end deposit balances increased $408.2 million, or 6%. The increase was driven by increases of $285.6 million in retail certificates of deposits, $107.4 million in money market deposit accounts, and $57.9 million of non-interest bearing deposits, partially offset by decreases of $24.5 million and $21.6 million in brokered deposits and interest-bearing deposits, respectively. The increase in retail certificates of deposits was driven by special promotional rate offerings over the past year. Given the rate environment, there has been a mix shift in the deposit portfolio over the last twelve months.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of March 31, 2025, Peoples had seven effective interest rate swaps, with an aggregate notional value of $65.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Short-term borrowings:
FHLB Overnight borrowings	$—	$175,000	$—	$295,000	$260,192
Retail repurchase agreements	19,228	18,367	12,945	24,733	90,304
Bank Term Funding Program ("BTFP")	—	—	163,000	163,000	163,000
Other short-term borrowings	—	107	—	—	—
Total short-term borrowings	$19,228	$193,474	$175,945	$482,733	$513,496
Long-term borrowings:
FHLB advances	$131,716	$131,868	$132,157	$132,524	$132,683
Vantage non-recourse debt	50,156	51,330	50,059	47,393	49,529
Other long-term borrowings	55,128	54,875	54,608	54,340	54,071
Total long-term borrowings	$237,000	$238,073	$236,824	$234,257	$236,283
Total borrowed funds	$256,228	$431,547	$412,769	$716,990	$749,779
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at March 31, 2025 decreased compared to at December 31, 2024 and at March 31, 2024, primarily due to lower FHLB overnight borrowings.
Capital/Stockholders’ Equity
At March 31, 2025, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2025, Peoples had a capital conservation buffer of 5.75%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Capital Amounts:
Common Equity Tier 1	$845,200	$833,128	$821,192	$799,710	$780,018
Tier 1	876,245	863,974	851,823	830,126	810,219
Total (Tier 1 and Tier 2)	960,819	946,724	933,679	916,073	894,663
Net risk-weighted assets	$6,986,419	$6,971,490	$6,958,225	$6,814,149	$6,674,196
Capital Ratios:
Common Equity Tier 1	12.10%	11.95%	11.80%	11.74%	11.69%
Tier 1	12.54%	12.39%	12.24%	12.18%	12.14%
Total (Tier 1 and Tier 2)	13.75%	13.58%	13.42%	13.44%	13.40%
Tier 1 leverage ratio	9.81%	9.73%	9.59%	9.29%	9.16%
Peoples' risk-based capital ratios at March 31, 2025 increased when compared to at December 31, 2024, and to at March 31, 2024, due to net income during the quarter, partially offset by dividends paid.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Tangible equity:
Total stockholders' equity	$1,137,821	$1,111,590	$1,124,972	$1,077,833	$1,062,002
Less: goodwill and other intangible assets	400,099	402,422	403,922	406,417	409,285
Tangible equity	$737,722	$709,168	$721,050	$671,416	$652,717
Tangible assets:
Total assets	$9,246,000	$9,254,247	$9,140,471	$9,226,461	$9,270,774
Less: goodwill and other intangible assets	400,099	402,422	403,922	406,417	409,285
Tangible assets	$8,845,901	$8,851,825	$8,736,549	$8,820,044	$8,861,489
Tangible book value per common share:
Tangible equity	$737,722	$709,168	$721,050	$671,416	$652,717
Common shares outstanding	35,669,100	35,563,590	35,538,607	35,498,977	35,486,234
Tangible book value per common share	$20.68	$19.94	$20.29	$18.91	$18.39
Tangible equity to tangible assets ratio:
Tangible equity	$737,722	$709,168	$721,050	$671,416	$652,717
Tangible assets	$8,845,901	$8,851,825	$8,736,549	$8,820,044	$8,861,489
Tangible equity to tangible assets	8.34%	8.01%	8.25%	7.61%	7.37%
Tangible book value per common share increased to $20.68 at March 31, 2025 compared to $19.94 at December 31, 2024. The change in tangible book value per common share was due to tangible equity increasing during the first quarter of 2025 primarily due to a decrease in accumulated other comprehensive loss over the last three months. Tangible book value per common share at March 31, 2025 increased compared to at March 31, 2024 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
300	$18,876	5.3%	$10,471	3.0%	$(108,903)	(6.0)%	$(127,697)	(7.2)%
200	13,226	3.7%	7,090	2.0%	(70,567)	(3.9)%	(88,238)	(5.0)%
100	7,099	2.0%	3,678	1.0%	(33,106)	(1.8)%	(45,430)	(2.6)%
(100)	(12,309)	(3.4)%	(9,700)	(2.7)%	(5,850)	(0.3)%	12,016	0.7%
(200)	(26,990)	(7.6)%	(19,818)	(5.6)%	(40,569)	(2.2)%	(3,009)	(0.2)%
(300)	(17,783)	(5.0)%	(19,964)	(5.6)%	(92,496)	(5.1)%	(25,823)	(1.5)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2025, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At March 31, 2025, the bear steepener scenario produced an increase in net interest income of 0.8% and an increase in the economic value of equity of 5.6%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Decreased deposit and funding costs would be more than offset by increased variable rate asset yields over a longer horizon; resulting in an increased amount of net interest income and net interest margin over a 24-month period. At March 31, 2025, the bull steepener scenario produced a decline of 0.7% to net interest income, as the impact of recent term funding mitigates the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 2.6%. Over a 24-month horizon, the bull steepener scenario produced a decrease of 1.2% to net interest income.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2025, Peoples had entered into seven interest rate swap contracts with an aggregate notional value of $65.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2025, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. In light of the recent bank failures, Peoples revisited the model assumptions, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain appropriate and are largely unchanged from those disclosed in Peoples' 2024 Form 10-K.
At March 31, 2025, Peoples Bank had liquid assets of $520.4 million, which represented 4.9% of total assets and unfunded loan commitments. Peoples also had an additional $158.1 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Home equity lines of credit	$257,349	$254,168	$248,400	$247,757	$246,035
Unadvanced construction loans	350,382	370,086	376,595	371,322	349,850
Other loan commitments	729,254	759,790	815,199	759,121	714,513
Loan commitments	$1,336,985	$1,384,044	$1,440,194	$1,378,200	$1,310,398
Standby letters of credit	$6,970	$8,398	$9,917	$10,507	$13,131
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from those risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2024 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended March 31, 2025:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2025	1,135	(2)	$31.08	(2)	—	$16,616,711
February 1 – 28, 2025	50,671	(3)	$32.70	(3)	—	$16,616,711
March 1 – 31, 2025	1,182	(2)	$32.36	(2)	—	$16,616,711
Total	52,988		$32.66		—	$16,616,711
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the first quarter of 2025.
(2)Information reported includes 1,135 common shares and 1,182 common shares purchased in open market transactions during January 2025 and March 2025, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 50,671 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during February 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c) During the three months ended March 31, 2025, no director of Peoples and no officer of Peoples (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 (Unaudited) and at December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	May 1, 2025	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	May 1, 2025	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer