Form 10-Q
period 2025-06-30
PEOPLES BANCORP INC
filed 2025-07-31
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,670,873 common shares, without par value, at July 30, 2025.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$122,105	$108,721
Interest-bearing deposits in other banks	63,970	108,943
Total cash and cash equivalents	186,075	217,664
Available-for-sale investment securities, at fair value (amortized cost of $1,170,092 at June 30, 2025 and $1,229,382 at December 31, 2024) (a)	1,051,497	1,083,555
Held-to-maturity investment securities, at amortized cost (fair value of $831,611 at June 30, 2025 and $692,499 at December 31, 2024) (a)	900,019	774,800
Other investments	67,538	60,132
Total investment securities (a)	2,019,054	1,918,487
Loans and leases, net of deferred fees and costs (b)	6,601,589	6,358,003
Allowance for credit losses	(74,681)	(63,348)
Net loans and leases (c)	6,526,908	6,294,655
Loans held for sale	3,047	2,348
Bank premises and equipment, net of accumulated depreciation	103,875	103,669
Bank owned life insurance	145,954	143,710
Goodwill	363,199	363,199
Other intangible assets	34,586	39,223
Other assets	157,910	171,292
Total assets	$9,540,608	$9,254,247
Liabilities
Deposits:
Non-interest-bearing	$1,530,824	$1,507,661
Interest-bearing	6,106,384	6,082,544
Total deposits	7,637,208	7,590,205
Short-term borrowings	396,860	193,474
Long-term borrowings	232,391	238,073
Accrued expenses and other liabilities	120,799	120,905
Total liabilities	$8,387,258	$8,142,657
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2025 or at December 31, 2024	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,808,227 shares issued at June 30, 2025 and 36,782,601 shares issued at December 31, 2024, including at each date shares held in treasury	868,493	866,844
Retained earnings	406,252	388,109
Accumulated other comprehensive loss, net of deferred income taxes	(90,272)	(110,385)
Treasury stock, at cost, 1,219,408 shares at June 30, 2025 and 1,311,175 shares at December 31, 2024	(31,123)	(32,978)
Total stockholders’ equity	$1,153,350	$1,111,590
Total liabilities and stockholders’ equity	$9,540,608	$9,254,247
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $237, respectively, at both June 30, 2025 and at December 31, 2024.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" or "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans and leases	$108,816	$112,433	$216,118	$223,182
Interest and dividends on taxable investment securities	15,593	14,841	30,965	28,760
Interest on tax-exempt investment securities	960	994	1,928	1,997
Other interest income	1,038	2,502	1,938	4,424
Total interest income	126,407	130,770	250,949	258,363
Interest expense:
Interest on deposits	33,876	35,269	69,040	67,719
Interest on short-term borrowings	1,388	5,368	1,896	10,406
Interest on long-term borrowings	3,566	3,520	7,181	6,985
Total interest expense	38,830	44,157	78,117	85,110
Net interest income	87,577	86,613	172,832	173,253
Provision for credit losses	16,642	5,683	26,832	11,785
Net interest income after provision for credit losses	70,935	80,930	146,000	161,468
Non-interest income:
Electronic banking income	6,272	6,470	12,157	12,516
Trust and investment income	5,281	4,999	10,342	9,598
Insurance income	4,549	4,109	10,603	10,607
Lease income	4,189	2,147	7,635	4,163
Deposit account service charges	4,059	4,339	8,074	8,562
Bank owned life insurance income	1,112	1,037	2,245	2,537
Mortgage banking income	220	243	616	564
Net loss on investment securities	—	(353)	(2)	(354)
Net loss on asset disposals and other transactions	(280)	(428)	(641)	(769)
Other non-interest income	1,478	1,141	2,950	2,059
Total non-interest income	26,880	23,704	53,979	49,483
Non-interest expense:
Salaries and employee benefit costs	38,893	36,564	78,714	75,457
Data processing and software expense	7,356	6,743	14,361	12,512
Net occupancy and equipment expense	5,690	6,142	11,302	12,425
Professional fees	3,610	2,935	6,697	5,902
Amortization of other intangible assets	2,211	2,787	4,424	5,575
Electronic banking expense	2,018	1,941	4,043	3,722
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,251	1,251	2,502	2,437
Other loan expenses	1,213	1,036	2,332	2,112
Operating lease expense	1,053	788	2,038	1,427
Marketing expense	718	681	1,621	1,737
Travel and entertainment expense	713	530	1,213	1,138
Communication expense	712	736	1,446	1,535
Franchise tax expense	678	760	1,607	1,641
Other non-interest expense	4,246	5,864	8,849	9,603
Total non-interest expense	70,362	68,758	141,149	137,223
Income before income taxes	27,453	35,876	58,830	73,728
Income tax expense	6,241	6,869	13,282	15,137
Net income	$21,212	$29,007	$45,548	$58,591
Earnings per common share - basic	$0.60	$0.83	$1.29	$1.67
Earnings per common share - diluted	$0.59	$0.82	$1.28	$1.66
Weighted-average number of common shares outstanding - basic	34,972,065	34,764,489	34,934,105	34,752,419
Weighted-average number of common shares outstanding - diluted	35,331,707	35,117,648	35,299,418	35,071,550
Cash dividends declared	$14,616	$14,197	$28,843	$27,942
Cash dividends declared per common share	$0.41	$0.40	$0.81	$0.79

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$21,212	$29,007	$45,548	$58,591
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gain (loss) arising during the period	7,408	(1,422)	27,227	(11,309)
Related tax (expense) benefit	(1,727)	236	(6,347)	2,576
Reclassification adjustment for net gain included in net income	—	353	2	354
Related tax expense	—	(82)	—	(82)
Net effect on other comprehensive income (loss)	5,681	(915)	20,882	(8,461)
Cash flow hedges:
Net (loss) gain arising during the period	(52)	373	(288)	1,526
Related tax benefit (expense)	12	(88)	67	(367)
Reclassification adjustment for net loss included in net income	(289)	(816)	(714)	(1,713)
Related tax benefit	67	193	166	412
Net effect on other comprehensive loss	(262)	(338)	(769)	(142)
Total other comprehensive income (loss), net of tax	5,419	(1,253)	20,113	(8,603)
Total comprehensive income	$26,631	$27,754	$65,661	$49,988

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2025	$866,416	$398,218	$(95,691)	$(31,122)	$1,137,821
Net income	—	21,212	—	—	21,212
Other comprehensive income, net of tax	—	—	5,419	—	5,419
Cash dividends declared	—	(14,616)	—	—	(14,616)
Reissuance of treasury stock for common share awards	(145)	—	—	145	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(369)	(369)
Common shares repurchased under share repurchase program then in effect	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	702	—	—	—	702
Common shares issued under compensation plan for Boards of Directors	22	—	—	109	131
Common shares issued under employee stock purchase plan	40	—	—	200	240
Stock-based compensation	1,458	—	—	—	1,458
Other	—	1,438	—	—	1,438
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	45,548	—	—	45,548
Other comprehensive income, net of tax	—	—	20,113	—	20,113
Cash dividends declared	—	(28,843)	—	—	(28,843)
Reissuance of treasury stock for common share awards	(3,399)	—	—	3,399	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,123)	(2,123)
Common shares repurchased under share repurchase program	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	1,037	—	—	—	1,037
Common shares issued under compensation plan for Boards of Directors	39	—	—	208	247
Common shares issued under employee stock purchase plan	84	—	—	457	541
Stock-based compensation	3,888	—	—	—	3,888
Other	—	1,438	—	—	1,438
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2024	$861,925	$343,076	$(108,940)	$(34,059)	$1,062,002
Net income	—	29,007	—	—	29,007
Other comprehensive loss, net of tax	—	—	(1,253)	—	(1,253)
Cash dividends declared	—	(14,197)	—	—	(14,197)
Reissuance of treasury stock for common share awards	264	—	—	(264)	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(182)	(182)
Common shares issued under dividend reinvestment plan	419	—	—	—	419
Common shares issued under compensation plan for Boards of Directors	21	—	—	102	123
Common shares issued under employee stock purchase plan	34	—	—	226	260
Stock-based compensation	1,312	—	—	—	1,312
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	58,591	—	—	58,591
Other comprehensive loss, excluding pension settlement, net of tax	—	—	(8,603)	—	(8,603)
Cash dividends declared	—	(27,942)	—	—	(27,942)
Reissuance of treasury stock for common share awards	(6,598)	—	—	6,598	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,051)	(1,051)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	874	—	—	—	874
Common shares issued under compensation plan for Boards of Directors	42	—	—	219	261
Common shares issued under employee stock purchase plan	94	—	—	397	491
Stock-based compensation	4,336	—	—	—	4,336
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$84,984	$69,123
Investing activities:
Available-for-sale investment securities:
Purchases	—	(147,734)
Proceeds from sales	967	—
Proceeds from principal payments, calls and prepayments	57,813	64,356
Held-to-maturity investment securities:
Purchases	(180,880)	(37,120)
Proceeds from principal payments	56,165	18,812
Other investments:
Purchases	(23,211)	(18,327)
Proceeds from sales	16,060	19,312
Net increase in loans held for investment	(252,796)	(164,489)
Net expenditures for premises and equipment	(4,216)	(5,759)
Proceeds from sales of other real estate owned	187	—
Proceeds from bank owned life insurance contracts	—	486
Investment in limited partnership and tax credit funds	—	(2,919)
Other	(1,053)	—
Net cash used in investing activities	(330,964)	(273,382)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	23,163	(94,952)
Net increase in interest-bearing deposits	23,453	240,446
Net increase (decrease) in short-term borrowings	203,386	(118,388)
Proceeds from long-term borrowings	5,989	35,561
Payments on long-term borrowings	(12,177)	(18,171)
Cash dividends paid	(28,843)	(27,942)
Purchase of treasury stock under share repurchase program	(455)	(3,000)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,123)	(1,051)
Proceeds from issuance of common shares	991	850
Other	1,007	55
Net cash provided by financing activities	214,391	13,408
Net decrease in cash and cash equivalents	(31,589)	(190,851)
Cash and cash equivalents at beginning of period	217,664	426,722
Cash and cash equivalents at end of period	$186,075	$235,871

Supplemental cash flow information:
Interest paid	$75,709	$76,909
Income taxes paid	9,150	20,383
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	—	235
Noncash recognition of new leases	481	621
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after June 30, 2025 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities or total stockholders’ equity. The impact of such changes are not considered material to Peoples' financial statements. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2024, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2024 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Refer to "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K for the impact of recently issued standards impacting Peoples. Unless otherwise discussed, management believes the impact of any recently issued standards, including those issued but not yet effective, will not have a material impact on Peoples' financial statements taken as a whole.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2025		December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$13,880	$—	$15,196	$—
U.S. government sponsored agencies	—	210,856	—	209,083
States and political subdivisions	—	193,363	—	196,301
Residential mortgage-backed securities	—	576,541	—	601,802
Commercial mortgage-backed securities	—	52,699	—	55,065
Bank-issued trust preferred securities	—	4,158	—	6,108
Total available-for-sale securities	$13,880	$1,037,617	$15,196	$1,068,359
Equity investment securities (a)	194	245	197	244
Nonqualified deferred compensation (a) (b)	5,703	—	4,898	—
Derivative assets (c)	—	11,452	—	18,743
Liabilities:
Derivative liabilities (d)	$—	$10,658	$—	$17,046
(a)    Included in "Other investments" on the Unaudited Consolidated Balance Sheets. For additional information, see "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, secured overnight funding rate ("SOFR") (or other relevant) yield curves, credit spreads, and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services or broker in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Derivative Assets and Derivative Liabilities: The fair values for derivative financial instruments are determined based on third-party models, which leverage current market interest rates, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at June 30, 2025 and December 31, 2024.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2025		December 31, 2024
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$7,097	$—	$4,375
Loans held for sale (a)	1,043	—	1,499	—
Other real estate owned	—	—	—	5,891
(a) Loans held for sale are presented gross of a valuation allowance of $80 and $166 at June 30, 2025 and at December 31, 2024, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$186,075	186,075	$217,664	$217,664
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	299,183	291,290	233,302	223,294
States and political subdivisions (a)	2	142,319	112,450	142,691	110,848
Residential mortgage-backed securities	2	360,559	343,904	300,290	276,278
Commercial mortgage-backed securities	2	98,195	83,967	98,754	82,079
Total held-to-maturity securities		900,256	831,611	775,037	692,499
Other investments:
Other investments at cost:
Federal Home Loan Bank ("FHLB") stock	3	30,501	30,501	24,606	24,606
Federal Reserve Bank ("FRB") stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	3,780	3,780	3,073	3,073
Total other investments at cost		61,395	61,395	54,793	54,793
Loans and leases, net of deferred fees and costs (c)	3	6,601,589	6,553,043	6,358,003	6,240,751
Bank owned life insurance	2	145,954	145,954	143,710	143,710
Liabilities:
Deposits	2	$7,637,208	$6,702,960	$7,590,205	$6,713,360
Short-term borrowings	2	396,860	411,558	193,474	192,964
Long-term borrowings	2	232,391	240,997	238,073	258,195
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $237 at both June 30, 2025 and December 31, 2024.
(b)     "Other investments", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2025 and at December 31, 2024, which are reported in the "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis"
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $74.7 million and $63.3 million at June 30, 2025 and at December 31, 2024, respectively.

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
Other Investments: FHLB and FRB stock are both recorded at historical cost. Other investments are otherwise primarily comprised of investments accounted for under the cost method due to the level of control Peoples exercises over the investee. These investments are not actively traded in an open market as sales for these types of investments are rare (Level 3).

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
Bank Owned Life Insurance: Peoples' bank owned life insurance policies are recorded at their cash surrender value, which approximates fair value (Level 2). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligations of:
U.S. Treasury and government agencies	$13,716	$180	$(16)	$13,880
U.S. government sponsored agencies	220,999	220	(10,363)	210,856
States and political subdivisions	220,234	51	(26,922)	193,363
Residential mortgage-backed securities	650,746	1,942	(76,147)	576,541
Commercial mortgage-backed securities	59,897	1	(7,199)	52,699
Bank-issued trust preferred securities	4,500	4	(346)	4,158
Total available-for-sale securities	$1,170,092	$2,398	$(120,993)	$1,051,497
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$15,317	$87	$(208)	$15,196
U.S. government sponsored agencies	224,167	53	(15,137)	209,083
States and political subdivisions	225,074	16	(28,789)	196,301
Residential mortgage-backed securities	693,886	1,391	(93,475)	601,802
Commercial mortgage-backed securities	64,438	36	(9,409)	55,065
Bank-issued trust preferred securities	6,500	—	(392)	6,108
Total available-for-sale securities	$1,229,382	$1,583	$(147,410)	$1,083,555

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Gross gains realized	$—	$—	$25	$—
Gross losses realized	—	(353)	(27)	(354)
Net loss realized	$—	$(353)	$(2)	$(354)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2025
Obligations of:
U.S. Treasury and government agencies	$983	$5	4	$1,578	$11	7	$2,561	$16
U.S. government sponsored agencies	106,894	3,443	24	72,437	6,920	13	179,331	10,363
States and political subdivisions	17,399	1,056	34	164,776	25,866	151	182,175	26,922
Residential mortgage-backed securities	57,009	1,117	42	463,844	75,030	252	520,853	76,147
Commercial mortgage-backed securities	8,210	58	7	44,367	7,141	23	52,577	7,199
Bank-issued trust preferred securities	—	—	—	3,653	346	2	3,653	346
Total	$190,495	$5,679	111	$750,655	$115,314	448	$941,150	$120,993
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$10,003	$174	11	$2,299	$34	10	$12,302	$208
U.S. government sponsored agencies	130,518	5,816	27	70,982	9,321	13	201,500	15,137
States and political subdivisions	28,400	1,188	55	160,210	27,601	138	188,610	28,789
Residential mortgage-backed securities	85,043	2,300	69	482,609	91,175	256	567,652	93,475
Commercial mortgage-backed securities	2,868	93	5	46,619	9,316	24	49,487	9,409
Bank-issued trust preferred securities	493	7	1	5,614	385	3	6,107	392
Total	$257,325	$9,578	168	$768,333	$137,832	444	$1,025,658	$147,410
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At June 30, 2025, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2025, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2025 and December 31, 2024 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for 12 months or more at June 30, 2025 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at June 30, 2025. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$588	$1,274	$6,463	$5,391	$13,716
U.S. government sponsored agencies	1,493	67,703	73,898	77,905	220,999
States and political subdivisions	7,946	38,885	79,331	94,072	220,234
Residential mortgage-backed securities	19	3,719	49,248	597,760	650,746
Commercial mortgage-backed securities	995	9,912	25,976	23,014	59,897
Bank-issued trust preferred securities	—	1,500	3,000	—	4,500
Total available-for-sale securities	$11,041	$122,993	$237,916	$798,142	$1,170,092
Fair value
Obligations of:
U.S. Treasury and government agencies	$587	$1,276	$6,614	$5,403	$13,880
U.S. government sponsored agencies	1,465	63,622	71,188	74,581	210,856
States and political subdivisions	7,878	37,138	68,785	79,562	193,363
Residential mortgage-backed securities	19	3,654	46,348	526,520	576,541
Commercial mortgage-backed securities	994	9,298	22,706	19,701	52,699
Bank-issued trust preferred securities	—	1,467	2,691	—	4,158
Total available-for-sale securities	$10,943	$116,455	$218,332	$705,767	$1,051,497
Total weighted-average yield	2.81%	2.00%	2.87%	2.76%	2.70%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025
Obligations of:
U.S. government sponsored agencies	$299,183	$—	$468	$(8,361)	$291,290
States and political subdivisions	142,319	(237)	109	(29,741)	112,450
Residential mortgage-backed securities	360,559	—	1,703	(18,358)	343,904
Commercial mortgage-backed securities	98,195	—	—	(14,228)	83,967
Total held-to-maturity investment securities	$900,256	$(237)	$2,280	$(70,688)	$831,611
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$233,302	$—	$219	$(10,227)	$223,294
States and political subdivisions	142,691	(237)	110	(31,716)	110,848
Residential mortgage-backed securities	300,290	—	281	(24,293)	276,278
Commercial mortgage-backed securities	98,754	—	—	(16,675)	82,079
Total held-to-maturity investment securities	$775,037	$(237)	$610	$(82,911)	$692,499
There were no sales of held-to-maturity investment securities during the periods ended June 30, 2025 or December 31, 2024.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of People's held-to maturity investment securities are mortgage-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity securities at both June 30, 2025, and December 31, 2024.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2025
Obligations of:
U.S. government sponsored agencies	$137,853	$1,552	25	$37,108	$6,809	10	$174,961	$8,361
States and political subdivisions	895	107	1	108,382	29,634	66	109,277	29,741
Residential mortgage-backed securities	58,212	988	11	129,811	17,370	43	188,023	18,358
Commercial mortgage-backed securities	6,779	99	2	75,188	14,129	32	81,967	14,228
Total	$203,739	$2,746	39	$350,489	$67,942	151	$554,228	$70,688
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$150,390	$2,464	29	$38,901	$7,763	11	$189,291	$10,227
States and political subdivisions	957	44	1	106,716	31,672	66	107,673	31,716
Residential mortgage-backed securities	116,576	2,808	27	130,556	21,485	43	247,132	24,293
Commercial mortgage-backed securities	9,603	1,381	5	70,476	15,294	29	80,079	16,675
Total	$277,526	$6,697	62	$346,649	$76,214	149	$624,175	$82,911
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at June 30, 2025. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at June 30, 2025. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$2,926	$5,691	$153,914	$136,652	$299,183
States and political subdivisions	2,799	6,580	23,210	109,730	142,319
Residential mortgage-backed securities	94	—	3,703	356,762	360,559
Commercial mortgage-backed securities	2,000	10,770	34,068	51,357	98,195
Total held-to-maturity investment securities	$7,819	$23,041	$214,895	$654,501	$900,256
Fair value
Obligations of:
U.S. government sponsored agencies	$2,864	$5,368	$153,667	$129,391	$291,290
States and political subdivisions	2,793	6,327	19,173	84,157	112,450
Residential mortgage-backed securities	93	—	3,352	340,459	343,904
Commercial mortgage-backed securities	2,000	10,004	30,031	41,932	83,967
Total held-to-maturity investment securities	$7,750	$21,699	$206,223	$595,939	$831,611
Total weighted-average yield	1.91%	1.90%	4.15%	4.02%	3.98%

Other Investments
Peoples' other investments on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investments:

(Dollars in thousands)	June 30, 2025	December 31, 2024
FHLB stock	$30,501	$24,606
FRB stock	27,114	27,114
Nonqualified deferred compensation	5,703	4,898
Equity investment securities	3,351	2,645
Other investments	869	869
Total other investments	$67,538	$60,132
During the six months ended June 30, 2025, Peoples redeemed $15.6 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $21.5 million of additional FHLB stock during the six months ended June 30, 2025, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended June 30, 2025 and 2024, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in unrealized gains of $7,000 and $21,000, respectively. For the six months ended June 30, 2025 and 2024, Peoples recognized an unrealized loss of $2,000 and an unrealized gain of $68,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income."
At June 30, 2025, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at June 30, 2025.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2025	December 31, 2024

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$491,562	$505,963
Held-to-maturity	614,012	563,014
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	3,050	3,119
Held-to-maturity	1,200	1,215
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.7 million at June 30, 2025 and $9.9 million at December 31, 2024.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Construction	$341,313	$328,388
Commercial real estate, other	2,248,214	2,156,013
Commercial and industrial	1,407,382	1,347,645
Premium finance	277,622	269,435
Leases	400,052	406,598
Residential real estate	877,968	835,101
Home equity lines of credit	241,785	232,661
Consumer, indirect	692,674	669,857
Consumer, direct	113,615	111,052
Deposit account overdrafts	964	1,253
Total loans, at amortized cost	$6,601,589	$6,358,003
The table above includes net deferred loan origination costs of $19.7 million and $20.2 million at June 30, 2025 and at December 31, 2024, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $12.9 million and $19.5 million at June 30, 2025 and at December 31, 2024, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $22.7 million at June 30, 2025 and $23.1 million at December 31, 2024.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	4,824	494	7,136	227
Commercial and industrial	5,514	36	6,809	78
Premium finance	—	3,533	—	4,947
Leases	11,907	547	8,850	803
Residential real estate	8,028	1,192	7,329	2,166
Home equity lines of credit	1,339	108	1,498	213
Consumer, indirect	2,697	98	2,374	159
Consumer, direct	176	118	133	44
Total loans, at amortized cost	$34,485	$6,126	$34,129	$8,637
(a) There were $0.0 million and $5.7 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2025 and at December 31, 2024, respectively.

During the first six months of 2025, nonaccrual loans increased slightly compared to at December 31, 2024, which was primarily due to an uptick in the volume of leases placed on nonaccrual during the first six months, partially offset by decreases in commercial real estate and commercial and industrial loans. The decrease in accruing loans 90+ days past due at June 30, 2025, when compared to at December 31, 2024, was primarily due to reductions in accruing 90+ days past due premium finance loans and residential real estate loans of $1.4 million and $1.0 million, respectively. The delinquent premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the majority of the receivable from the insurer.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2025
Construction	$—	$—	$—	$—	$341,313	$341,313
Commercial real estate, other	1,762	471	2,767	5,000	2,243,214	2,248,214
Commercial and industrial	1,814	5,058	3,189	10,061	1,397,321	1,407,382
Premium finance	1,921	1,227	3,533	6,681	270,941	277,622
Leases	2,595	3,178	12,150	17,923	382,129	400,052
Residential real estate	1,881	2,746	4,169	8,796	869,172	877,968
Home equity lines of credit	1,697	362	687	2,746	239,039	241,785
Consumer, indirect	5,770	1,228	1,228	8,226	684,448	692,674
Consumer, direct	523	170	196	889	112,726	113,615
Deposit account overdrafts	—	—	—	—	964	964
Total loans, at amortized cost	$17,963	$14,440	$27,919	$60,322	$6,541,267	$6,601,589
December 31, 2024
Construction	$—	$—	$—	$—	$328,388	$328,388
Commercial real estate, other	1,300	1,585	6,008	8,893	2,147,120	2,156,013
Commercial and industrial	1,651	583	4,551	6,785	1,340,860	1,347,645
Premium finance	3,863	456	4,947	9,266	260,169	269,435
Leases	10,941	5,241	9,575	25,757	380,841	406,598
Residential real estate	11,481	3,038	5,271	19,790	815,311	835,101
Home equity lines of credit	1,473	317	1,093	2,883	229,778	232,661
Consumer, indirect	7,568	1,522	1,326	10,416	659,441	669,857
Consumer, direct	884	113	138	1,135	109,917	111,052
Deposit account overdrafts	—	—	—	—	1,253	1,253
Total loans, at amortized cost	$39,161	$12,855	$32,909	$84,925	$6,273,078	$6,358,003
Delinquency trends improved slightly, as 99.1% of Peoples' loan portfolio was considered “current” at June 30, 2025, compared to 98.7% at December 31, 2024.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Loans pledged to FHLB	$1,221,706	$1,218,496
Loans pledged to FRB	497,496	527,989
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
Consumer loans and other smaller-balance loans are evaluated and categorized as "substandard," "doubtful" or "loss" based upon the regulatory definition of these classes and consistent with regulatory requirements. Leases are categorized as "special mention", "substandard", "doubtful", or "loss" based upon delinquency status and the prospect of collecting the remaining net investment balance owed under the lease. All other loans not evaluated individually, nor meeting the regulatory conditions to be categorized as described above, would be considered as being "not rated."
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at June 30, 2025:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Construction
Pass	$27,127	$111,863	$153,579	$34,756	$6,531	$4,812	$—	$512	$338,668
Substandard	—	—	1,137	1,508	—	—	—	—	2,645
Total	27,127	111,863	154,716	36,264	6,531	4,812	—	512	341,313
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	164,160	146,985	303,272	375,546	371,508	736,658	41,456	1,960	2,139,585
Special mention	84	412	2,300	10,038	10,284	28,900	2,213	47	54,231
Substandard	—	144	1,401	5,289	9,840	35,310	565	2,449	52,549
Doubtful	—	—	—	—	—	1,849	—	—	1,849
Total	164,244	147,541	306,973	390,873	391,632	802,717	44,234	4,456	2,248,214
Current period gross charge-offs (a)	—	—	—	156	—	94			250
Commercial and industrial
Pass	146,063	262,641	193,126	114,098	122,694	221,633	243,170	1,663	1,303,425

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Special mention	751	69	5,419	3,633	6,405	6,940	39,428	—	62,645
Substandard	—	4,572	3,679	10,541	7,642	3,825	8,992	6,193	39,251
Doubtful	—	—	—	2,015	—	46	—	—	2,061
Total	146,814	267,282	202,224	130,287	136,741	232,444	291,590	7,856	1,407,382
Current period gross charge-offs (a)	—	19	161	25	157	574			936
Premium Finance
Pass	219,845	57,030	699	48	—	—	—	—	277,622
Total	219,845	57,030	699	48	—	—	—	—	277,622
Current period gross charge-offs (a)	—	72	68	24	—	—			164
Leases
Pass	99,433	121,736	100,984	42,539	16,020	4,921	—	—	385,633
Special mention	125	760	912	434	322	—	—	—	2,553
Substandard	73	1,230	2,906	1,492	414	2	—	—	6,117
Doubtful	—	1,446	2,358	1,728	208	9	—	—	5,749
Total	99,631	125,172	107,160	46,193	16,964	4,932	—	—	400,052
Current period gross charge-offs (a)	—	1,028	4,166	4,151	945	463			10,753
Residential real estate
Pass	56,495	72,857	62,916	81,391	123,016	470,942	—	—	867,617
Substandard	—	208	882	389	899	7,909	—	—	10,287
Loss	—	5	4	—	—	55	—	—	64
Total	56,495	73,070	63,802	81,780	123,915	478,906	—	—	877,968
Current period gross charge-offs (a)	—	—	27	8	27	80			142
Home equity lines of credit
Pass	24,575	54,046	35,275	36,509	25,521	64,913	22	3,385	240,861
Substandard	—	—	75	250	16	573	—	—	914
Loss	—	—	—	—	—	10	—	—	10
Total	24,575	54,046	35,350	36,759	25,537	65,496	22	3,385	241,785
Current period gross charge-offs (a)	—	—	12	—	—	—			12
Consumer, indirect
Pass	159,626	204,525	140,708	113,985	40,060	30,557	—	—	689,461
Substandard	224	661	651	706	437	397	—	—	3,076
Loss	53	37	17	—	2	28	—	—	137
Total	159,903	205,223	141,376	114,691	40,499	30,982	—	—	692,674
Current period gross charge-offs (a)	194	1,166	1,206	685	210	98			3,559
Consumer, direct
Pass	34,502	30,376	19,898	16,031	6,840	5,686	—	—	113,333

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Substandard	—	27	89	60	43	52	—	—	271
Loss	—	1	1	9	—	—	—	—	11
Total	34,502	30,404	19,988	16,100	6,883	5,738	—	—	113,615
Current period gross charge-offs (a)	21	89	49	70	13	9			251
Deposit account overdrafts	964	—	—	—	—	—	—	—	964
Current period gross charge-offs (a)	522	—	—	—	—	—			522
Total loans, at amortized cost	934,100	1,071,631	1,032,288	852,995	748,702	1,626,027	335,846	16,209	6,601,589
Total current period gross charge-offs (a)	$737	$2,374	$5,689	$5,119	$1,352	$1,318			$16,589
(a) Current period gross charge-offs are for the six months ended as of June 30, 2025.
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2024:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$69,862	$162,605	$47,133	$30,592	$1,845	$13,540	$—	$—	$325,577
Special mention	—	—	—	—	—	115	—	—	115
Substandard	—	1,161	1,535	—	—	—	—	—	2,696
Total	69,862	163,766	48,668	30,592	1,845	13,655	—	—	328,388
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	130,971	219,105	366,256	337,905	201,367	751,415	41,122	—	2,048,141
Special mention	271	2,923	11,876	7,197	5,107	10,689	288	—	38,351
Substandard	145	1,073	2,460	18,851	9,234	37,136	612	—	69,511
Doubtful	—	—	—	—	—	10	—	—	10
Total	131,387	223,101	380,592	363,953	215,708	799,250	42,022	—	2,156,013
Current period gross charge-offs (a)	—	—	376	—	—	55			431
Commercial and industrial
Pass	311,631	202,929	134,558	148,288	66,102	152,143	229,821	4,779	1,245,472
Special mention	779	9,019	10,886	4,449	12,049	13,537	19,465	—	70,184
Substandard	200	99	4,791	11,429	3,850	4,430	5,045	49	29,844
Doubtful	—	—	1,987	—	—	158	—	—	2,145
Total	312,610	212,047	152,222	164,166	82,001	170,268	254,331	4,828	1,347,645
Current period gross charge-offs (a)	—	14	—	17	105	532			668
Premium finance
Pass	265,504	3,837	94	—	—	—	—	—	269,435
Total	265,504	3,837	94	—	—	—	—	—	269,435

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current period gross charge-offs (a)	67	109	33	—	—	—			209
Leases
Pass	175,449	125,664	61,064	24,181	4,661	2,153	—	—	393,172
Special mention	791	1,529	1,140	365	5	—	—	—	3,830
Substandard	351	2,108	1,777	193	8	—	—	—	4,437
Doubtful	170	2,127	1,859	624	110	269	—	—	5,159
Total	176,761	131,428	65,840	25,363	4,784	2,422	—	—	406,598
Current period gross charge-offs (a)	1,315	5,623	5,421	2,308	301	138			15,106
Residential real estate
Pass	77,130	66,712	85,045	128,359	52,090	414,574	—	—	823,910
Substandard	321	1,088	161	980	306	8,087	—	—	10,943
Loss	—	4	—	—	—	244	—	—	248
Total	77,451	67,804	85,206	129,339	52,396	422,905	—	—	835,101
Current period gross charge-offs (a)	—	—	46	5	—	237			288
Home equity lines of credit
Pass	54,724	37,417	37,752	27,430	16,583	57,303	24	731	231,233
Substandard	—	138	163	16	34	1,069	—	—	1,420
Loss	—	—	—	—	—	8	—	—	8
Total	54,724	37,555	37,915	27,446	16,617	58,380	24	731	232,661
Current period gross charge-offs (a)	—	—	—	—	—	11			11
Consumer, indirect
Pass	239,584	176,115	148,210	56,846	30,231	16,129	—	—	667,115
Substandard	269	557	681	618	312	251	—	—	2,688
Loss	14	—	16	14	—	10	—	—	54
Total	239,867	176,672	148,907	57,478	30,543	16,390	—	—	669,857
Current period gross charge-offs (a)	497	2,207	1,880	691	141	763			6,179
Consumer, direct
Pass	45,978	25,605	21,544	9,614	4,180	3,884	—	—	110,805
Substandard	18	65	46	29	4	73	—	—	235
Loss	—	4	—	—	—	8	—	—	12
Total	45,996	25,674	21,590	9,643	4,184	3,965	—	—	111,052
Current period gross charge-offs (a)	2	154	212	51	12	247			678
Deposit account overdrafts	1,253	—	—	—	—	—	—	—	1,253
Current period gross charge-offs (a)	1,542	$—	$—	$—	$—	$—			1,542
Total loans, at amortized cost	1,375,415	1,041,884	941,034	807,980	408,078	1,487,235	296,377	5,559	6,358,003
Current period gross charge-offs (a)	$3,423	$8,107	$7,968	$3,072	$559	$1,983			$25,112
(a) Current period gross charge-offs are for the year ended as of December 31, 2024.

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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial real estate, other	$1,839	$2,764
Leases	3,243	652
Commercial and industrial	2,015	959
Total collateral dependent loans	$7,097	$4,375
The increase in collateral dependent loans at June 30, 2025, compared to December 31, 2024, was primarily driven by the addition of three NSL leases which totaled approximately $1.9 million.
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
The allowance for credit losses for loans modified for borrowers experiencing financial difficulty is determined based on the allowance for credit losses policy as described in Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K.
The following tables display the amortized cost of loans that were restructured during the three and six months ended June 30, 2025 and June 30, 2024, presented by loan classification.

	Payment Delay (Only)
(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)

During the Three Months Ended June 30, 2025
Commercial real estate	$—	$2,602	$2,602	0.12%
Commercial and industrial	—	2,477	2,477	0.18%
Residential real estate	—	192	192	0.02%
Total	$—	$5,271	$5,271	0.08%

During the Three Months Ended June 30, 2024
Commercial and industrial	$—	$687	$687	0.05%
Leasing	174	—	174	0.04%
Home equity lines of credit	—	64	64	0.03%
Consumer, indirect	—	8	8	—%
Total	$174	$759	$933	0.01%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(c) Each with --% is considered not meaningful.

	Payment Delay (Only)
(Dollars in thousands)	Payment Deferral	Term Extension	Principal Forgiveness	Total	Percentage of Total by Loan Category(a)(b)(c)
During the Six Months Ended June 30, 2025
Commercial real estate	$—	$4,441	$—	$4,441	0.20%
Commercial and industrial	—	8,638	—	8,638	0.61%
Leasing	10	—	53	63	0.02%
Residential real estate	—	192	—	192	0.02%
Total	$10	$13,271	$53	$13,334	0.20%

During the Six Months Ended June 30, 2024
Commercial real estate	—	561	—	561	0.03%
Commercial and industrial	—	11,171	—	11,171	0.89%
Leasing	199	—	—	199	0.05%
Residential real estate	—	76	—	76	0.01%
Home equity lines of credit	—	64	—	64	0.03%
Consumer, indirect	—	8	—	8	—%
Total	$199	$11,880	$—	$12,079	0.19%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(c) Each with --% is considered not meaningful.

The following tables summarize the financial impacts of loan modifications and payment deferrals made to loans during the three and six months ended June 30, 2025 and June 30, 2024, presented by loan classification.

Weighted-Average Term Extension (in months)
During the Three Months Ended June 30, 2025
Commercial real estate	4
Commercial and industrial	5
Residential real estate	174

During the Three Months Ended June 30, 2024
Commercial and industrial	28
Home equity lines of credit	120
Consumer, indirect	2

Weighted-Average Term Extension (in months)
During the Six Months Ended June 30, 2025
Commercial real estate	4
Commercial and industrial	7
Residential real estate	174

During the Six Months Ended June 30, 2024
Commercial real estate	6
Commercial and industrial	7
Leasing	9
Residential real estate	2
Home equity lines of credit	120
Consumer, indirect	2
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

Term Extension(a)
For the Three Months Ended June 30, 2025
Commercial real estate	$494
Total loans that subsequently defaulted	$494

For the Six Months Ended June 30, 2025
Commercial real estate	$494
Commercial and industrial	18
Leasing	100
Total loans that subsequently defaulted	$612

For the Three Months Ended June 30, 2024
Commercial real estate	$193
Commercial and industrial	28
Residential real estate	76
Total loans that subsequently defaulted	$297

For the Six Months Ended June 30, 2024
Commercial real estate	$193
Commercial and industrial	31
Residential real estate	76
Total loans that subsequently defaulted	$300
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of loans that were modified during the 12 months prior to June 30, 2025 and June 30, 2024, respectively, presented by classification and class of financing receivable.

As of June 30, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	$—	$—	$494	$494	$4,441	$4,935
Commercial and industrial	—	—	18	18	8,823	8,841
Leasing	—	—	100	100	65	165
Residential real estate	—	—	—	—	207	207
Home equity lines of credit	44	—	—	44	51	95
Consumer, indirect	—	—	10	10	—	10
Total loans modified(a)	$44	$—	$622	$666	$13,587	$14,253
(a) Represents the amortized cost basis as of period end.

As of June 30, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Construction	$—	$70	$—	$70	$—	$70
Commercial real estate	—	—	193	193	2,321	2,514
Commercial and industrial	—	—	31	31	12,583	12,614
Leasing	—	—	—	—	199	199
Residential real estate	—	—	76	76	25	101
Home equity lines of credit	—	—	—	—	122	122
Consumer, indirect	—	—	—	—	8	8
Total loans modified(a)	$—	$70	$300	$370	$15,258	$15,628
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
Changes in the allowance for credit losses for the three and six months ended June 30, 2025 and June 30, 2024 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2025
Construction	$1,156	$191	$—	$—	$1,347
Commercial real estate, other	17,155	24	(35)	—	17,144
Commercial and industrial	12,783	5,610	(556)	17	17,854
Premium finance	646	238	(93)	3	794
Leases	13,575	10,896	(5,099)	261	19,633
Residential real estate	6,786	(723)	—	50	6,113
Home equity lines of credit	1,863	(37)	(12)	—	1,814
Consumer, indirect	8,696	191	(1,693)	449	7,643
Consumer, direct	2,474	(144)	(96)	14	2,248
Deposit account overdrafts	98	167	(245)	71	91
Total	$65,232	$16,413	$(7,829)	$865	$74,681
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, March 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2024
Construction	$701	$(28)	$—	$—	$673
Commercial real estate, other	21,788	(1,856)	—	(80)	19,852
Commercial and industrial	10,581	408	(56)	10	10,943
Premium finance	607	207	(55)	4	763
Leases	12,889	4,533	(2,377)	173	15,218
Residential real estate	5,866	69	(64)	68	5,939
Home equity lines of credit	1,689	57	(9)	—	1,737
Consumer, indirect	8,301	1,803	(1,567)	117	8,654
Consumer, direct	2,279	179	(141)	15	2,332
Deposit account overdrafts	121	286	(338)	67	136
Total	$64,822	$5,658	$(4,607)	$374	$66,247
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2025
Construction	$878	$469	$—	$—	$1,347
Commercial real estate, other	16,256	1,134	(250)	4	17,144
Commercial and industrial	13,283	5,484	(936)	23	17,854
Premium finance	662	287	(164)	9	794
Leases	12,893	16,987	(10,753)	506	19,633
Residential real estate	6,491	(335)	(142)	99	6,113
Home equity lines of credit	1,792	34	(12)	—	1,814
Consumer, indirect	8,576	1,967	(3,559)	659	7,643
Consumer, direct	2,396	69	(251)	34	2,248
Deposit account overdrafts	121	322	(522)	170	91
Total	$63,348	$26,418	$(16,589)	$1,504	$74,681
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2023	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2024
Construction	$699	$(26)	$—	$—	$673
Commercial real estate, other	20,915	(854)	(212)	3	19,852
Commercial and industrial	10,490	727	(291)	17	10,943
Premium finance	484	376	(109)	12	763
Leases	10,850	7,630	(3,647)	385	15,218
Residential real estate	5,937	(5)	(144)	151	5,939
Home equity lines of credit	1,588	151	(9)	7	1,737
Consumer, indirect	8,590	2,904	(3,028)	188	8,654
Consumer, direct	2,343	332	(367)	24	2,332
Deposit account overdrafts	115	554	(674)	141	136
Total	$62,011	$11,789	$(8,481)	$928	$66,247
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the second quarter of 2025, Peoples recorded a total provision for credit losses on loans of $16.4 million, which was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. Net charge-offs for the second quarter of 2025 were $7.0 million, primarily driven by our North Star Leasing division. The increase in the allowance for credit losses at June 30, 2025 when compared to at March 31, 2025 was primarily driven by explanations (ii) - (vi) described above.
During the second quarter of 2024, Peoples recorded a provision for credit losses of $5.7 million, which was driven by (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, and (iii) loan growth. Net charge-offs for the second quarter of 2024 were $4.2 million, primarily driven by an increase in charge-offs on leases originated by our North Star Leasing division, partially offset by decreases in net charge-offs on commercial and industrial loans and other commercial real estate loans.
Peoples had recorded an allowance for unfunded commitments of $2.4 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2025	December 31, 2024
Goodwill, beginning of period	$363,199	$362,169
Goodwill recorded from acquisitions	—	1,030
Goodwill, end of period	$363,199	$363,199

Other Intangible Assets
Other intangible assets were comprised of the following at June 30, 2025, and at December 31, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
June 30, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(33,849)	(27,785)	—	(61,634)
Total acquisition-related intangibles	$20,337	$10,685	$2,491	$33,513
Servicing rights				1,002
Non-compete agreements				71
Total other intangibles				$34,586
December 31, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	550	—	550
Accumulated amortization	(31,545)	(25,723)	—	(57,268)
Total acquisition-related intangibles	$22,641	$12,747	$2,491	$37,879
Servicing rights				1,216
Non-compete agreements				128
Total other intangibles				$39,223
The following table details estimated aggregate future amortization of other intangible assets at June 30, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining six months of 2025	$2,304	$2,061	$55	$4,420
2026	3,736	3,036	16	$6,788
2027	3,043	2,188	—	$5,231
2028	2,608	1,462	—	$4,070
2029	2,359	971	—	$3,330
Thereafter	6,287	967	—	$7,254
Total	$20,337	$10,685	$71	$31,093
The weighted average amortization period of other intangible assets is 7.7 years.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Retail certificates of deposits ("CDs"):
$100 or more	$1,150,434	$1,092,261
Less than $100	854,888	829,154
Total Retail CDs	2,005,322	1,921,415
Interest-bearing deposit accounts	1,058,910	1,085,152
Savings accounts	889,872	866,959
Money market deposit accounts	927,543	878,254
Governmental deposit accounts	781,949	775,782
Brokered CDs	442,788	554,982
Total interest-bearing deposits	6,106,384	6,082,544
Non-interest-bearing deposits	1,530,824	1,507,661
Total deposits	$7,637,208	$7,590,205
Uninsured deposits were $2.0 billion at June 30, 2025 and at December 31, 2024. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $641.1 million and $656.9 million of the uninsured deposit balances at June 30, 2025 and at December 31, 2024, respectively.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	June 30, 2025	December 31, 2024
3 months or less	$129,425	$180,405
Over 3 to 6 months	146,293	127,329
Over 6 to 12 months	151,721	91,197
Over 12 months	21,930	18,044
Total	$449,369	$416,975

The contractual maturities of CDs for each of the next five years, including the remainder of 2025, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2025	$1,254,611	$276,589	$1,531,200
Year ending December 31, 2026	712,691	16,391	729,082
Year ending December 31, 2027	23,144	82,449	105,593
Year ending December 31, 2028	7,074	21,526	28,600
Year ending December 31, 2029	5,331	45,833	51,164
Thereafter	2,471	—	2,471
Total CDs	$2,005,322	$442,788	$2,448,110
At June 30, 2025, Peoples had six effective interest rate swaps, with an aggregate notional value of $55.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the six months ended June 30, 2025:

	Common Shares	Treasury Stock
Shares at December 31, 2024	36,782,601	1,311,175
Changes related to stock-based compensation awards:
Release of restricted common shares	—	60,533
Cancellation of restricted common shares	—	35,403
Grant of restricted common shares	—	(171,393)
Purchase of treasury stock	—	6,302
Disbursed out of treasury stock	—	(13,564)
Common shares repurchased under share repurchase program	—	17,166
Common shares issued under dividend reinvestment plan	25,626	—
Common shares issued under compensation plan for Boards of Directors	—	(8,180)
Common shares issued under employee stock purchase plan	—	(18,034)
Shares at June 30, 2025	36,808,227	1,219,408
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of June 30, 2025, Peoples had repurchased an aggregate of 488,473 common shares totaling $13.9 million under the share repurchase program. During the second quarter of 2025, Peoples repurchased 17,166 common shares totaling $0.5 million under the share repurchase program. No shares were repurchased during the first quarter of 2025. Peoples repurchased 100,905 common shares totaling $3.0 million during the first six months of 2024, which occurred exclusively during the first quarter of the year.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At June 30, 2025, Peoples had no preferred shares issued or outstanding.
On July 21, 2025, Peoples' Board of Directors declared a quarterly cash dividend of $0.41 per common share, payable on August 18, 2025, to shareholders of record on August 4, 2025. The following table details the cash dividends declared per common share during the first three quarters of 2025 and the comparable periods of 2024:

	2025	2024
First quarter	$0.40	$0.39
Second quarter	0.41	0.40
Third quarter	0.41	0.40
Total dividends declared	$1.22	$1.19

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the six months ended June 30, 2025, as related items impact the income statement:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2024	$(111,829)	$1,444	$(110,385)
Reclassification adjustments to net income:
Realized gain on securities, net of tax	2	—	2
Other comprehensive income (loss), net of reclassifications and tax	20,880	(769)	20,111
Balance, June 30, 2025	$(90,947)	$675	$(90,272)
Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $3.0 million during the six months ended June 30, 2025 and $3.1 million for the six months ended June 30, 2024.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2025	2024	2025	2024
Net income available to common shareholders	$21,212	$29,007	$45,548	$58,591
Less: Dividends paid on unvested common shares	212	218	422	361
Less: Undistributed income allocated to unvested common shares	17	55	54	119
Net earnings allocated to common shareholders	$20,983	$28,734	$45,072	$58,111

Weighted-average common shares outstanding	34,972,065	34,764,489	34,934,105	34,752,419
Effect of potentially dilutive common shares	359,642	353,159	365,313	319,131
Total weighted-average diluted common shares outstanding	35,331,707	35,117,648	35,299,418	35,071,550

Earnings per common share:
Basic	$0.60	$0.83	$1.29	$1.67
Diluted	$0.59	$0.82	$1.28	$1.66
Anti-dilutive common shares excluded from calculation:
Restricted common shares	144,274	3,180	142,032	3,180
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2025, Peoples had entered into six interest rate swap contracts with an aggregate notional value of $55.0 million. Peoples will pay a fixed rate of interest for up to four years while receiving a floating rate component of interest equal to the term secured overnight financing rate ("SOFR"). The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At both June 30, 2025 and December 31, 2024, the interest rate swaps were designated as cash flow hedges of $55.0 and $75.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges and deemed highly effective, all changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR (or the three-month LIBOR floating portion prior to June 30, 2023) of the swaps to ensure effectiveness of the cash flow hedge. For the six months ended June 30, 2025, and 2024, Peoples recorded reclassifications of losses to earnings of $0.7 million and $1.7 million, respectively. During the next 12 months, Peoples estimates that $0.9 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amount	$55,000	$75,000
Weighted average pay rates	2.60%	2.45%
Weighted average receive rates	4.02%	4.49%
Weighted average maturity	1.5 years	1.5 years
Pre-tax changes in fair value included in AOCI	$940	$1,885

The following table presents changes in fair value and amounts reclassified from AOCI related to cash flow hedges and recorded in AOCI and in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount of losses recorded in AOCI, pre-tax	$341	$443	$1,002	$187
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$55,000	$868	$75,000	$1,784
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and six months ended June 30, 2025, or at or for the year ended December 31, 2024.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$542,787	$15,638	$453,367	$18,742
Netting Adjustments (a)		(5,054)		(1,783)
Net Derivative Assets on the Balance Sheet		$10,584		$16,959
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$542,787	$13,543	$453,367	$17,100
Netting Adjustments (a)		(2,885)		(54)
Net Derivatives Liabilities on the Balance Sheet		$10,658		$17,046
(a) Netting adjustments represent the amounts recorded to convert our derivative assets and liabilities from a gross basis to a net basis in accordance with the applicable accounting guidance. The net basis takes into account the impact of master netting agreements that allow us to settle derivative contracts with a single counterparty on a net basis. Total derivative assets and liabilities include these netting adjustments.

Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At June 30, 2025 and at December 31, 2024, Peoples Bank had no cash pledged, while counterparties had $3.7 million of cash pledged at June 30, 2025 and $12.3 million of cash pledged at December 31, 2024. Peoples Bank had no pledged investment securities at June 30, 2025 or at December 31, 2024, while the counterparties had pledged no investment securities at June 30, 2025 and had pledged $1.9 million of investment securities at December 31, 2024.

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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2025, Peoples granted an aggregate of 159,097 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ restricted common shares for the six months ended June 30, 2025:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	140,231	$28.72	586,227	$29.67
Awarded	11,643	26.19	159,097	33.41
Released	(36,023)	31.41	(141,821)	32.21
Forfeited	(10,011)	27.12	(26,289)	29.79
Outstanding at June 30, 2025	105,840	$27.67	577,214	$30.07
The intrinsic value for restricted common shares released was $5.7 million for the six months ended June 30, 2025, compared to $2.4 million for the six months ended June 30, 2024.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Employee stock-based compensation expense:
Stock grant expense	$1,416	$1,278	$3,846	$4,303
Employee stock purchase plan expense	26	73	71	139
Total employee stock-based compensation expense	1,442	1,351	$3,917	$4,442
Non-employee director stock-based compensation expense	131	123	$247	$261
Total stock-based compensation expense	1,573	1,474	$4,164	$4,703
Recognized tax benefit	(367)	(344)	(971)	(1,096)
Net stock-based compensation expense	$1,206	$1,130	$3,193	$3,607
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $7.6 million at June 30, 2025, which will be recognized over a weighted-average period of 2.0 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,450	$4,104	$8,962	$8,389
Performance-based commissions (b)	99	5	1,641	2,218
Trust and investment income:
Fiduciary income (a)	3,042	3,010	5,957	5,767
Brokerage income (a)	2,239	1,989	4,385	3,831
Electronic banking income:
Interchange income (a)	5,111	5,309	9,956	10,229
Promotional and usage income (a)	1,161	1,161	2,201	2,287
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,670	1,716	3,313	3,434
Transaction-based fees (b)	2,388	2,623	4,760	5,128
Commercial loan swap fees (b)	734	59	1,271	111
Other non-interest income transaction-based fees (b)	374	589	789	1,093
Total revenue from contracts with customers	$21,268	$20,565	$43,235	$42,487
Timing of revenue recognition:
Services transferred over time	$17,673	$17,289	$34,774	$33,937
Services transferred at a point in time	3,595	3,276	8,461	8,550
Total revenue from contracts with customers	$21,268	$20,565	$43,235	$42,487
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
The following table details the changes in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2025:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2025	$899	$5,771
Additional income receivable	84	—
Additional deferred income	—	11
Receipt of income previously receivable	(15)	—
Recognition of income previously deferred	—	(214)
Balance, June 30, 2025	$968	$5,568

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
Lessor Arrangements
Peoples began originating leases with the acquisition of leases from NSL and increased its portfolio with the acquisition of Vantage. The leases for NSL were determined to be sales-type leases, as the premise for the leases is dollar buy-out, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases for Vantage were determined to be primarily sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Originated leases are primarily classified as sales-type leases, and to a lesser extent, operating leases. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to automotive, construction, healthcare, manufacturing, office, restaurant, information technology and other equipment. These leases include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Operating leases are leases that do not meet the criteria of a sales-type lease. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life. Operating leases assets are assessed for impairment consistent with Peoples’ fixed assets.
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

The table below details Peoples' lease income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and fees on leases (a)	$10,287	$11,982	$20,485	$24,049
Lease income	4,211	2,168	7,679	4,189
Total lease income	$14,498	$14,150	$28,164	$28,238
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Lease payments receivable, at amortized cost	$430,198	$448,027
Estimated residual values	33,831	33,129
Initial direct costs	6,002	7,148
Deferred revenue	(69,979)	(81,706)
Net investment in leases	400,052	406,598
Allowance for credit losses - leases	(19,633)	(12,893)
Net investment in leases, after allowance for credit losses	$380,419	$393,705
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2025	$96,864
Year ending December 31, 2026	91,899
Year ending December 31, 2027	86,456
Year ending December 31, 2028	80,572
Year ending December 31, 2029	49,719
Thereafter	24,688
Lease payments receivable, at amortized cost	$430,198
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At June 30, 2025, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$637	$733	$1,318	$1,468
Short-term lease expense	683	327	1,078	633
Variable lease expense	9	5	18	5
Total lease expense	$1,329	$1,065	$2,414	$2,106
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	June 30, 2025	December 31, 2024
ROU assets:
Other assets	$10,404	$10,419
Lease liabilities:
Accrued expenses and other liabilities	$10,968	$10,968
Other information:
Weighted-average remaining lease term	8.7 years	9.0 years
Weighted-average discount rate	4.15%	4.11%
Additions for ROU assets obtained during the year	$481	$1,660
During both the three months ended June 30, 2025 and 2024, Peoples paid cash of $0.7 million for operating leases. During the six months ended June 30, 2025 and 2024, Peoples paid cash of $1.3 million and $1.4 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2025	$1,269
Year ending December 31, 2026	2,413
Year ending December 31, 2027	2,146
Year ending December 31, 2028	1,625
Year ending December 31, 2029	1,173
Thereafter	4,608
Total undiscounted lease payments	$13,234
Imputed interest	$(2,266)
Total lease liabilities	$10,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three and six months ended June 30, 2025 and June 30, 2024. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of June 30, 2025, Peoples had 145 locations, including 127 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at June 30, 2025, which have been disclosed in Peoples' 2024 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2024 Form 10-K.

New Accounting Guidance Pending Adoption
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued ASU 2023-09 on December 14, 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements were effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively with early adoption permitted. Peoples does not expect the update will have a material impact on its consolidated financial statements.
ASU 2025-01 - Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date: The FASB issued ASU 2025-01 on January 6, 2025. It clarifies the effective date of ASU 2024-03, which pertains to disaggregation of income statement expenses. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2026. Peoples is currently evaluating the impact of adopting this new guidance on its consolidated financial statements.
Summary of Recent Transactions and Events
The following is a summary of recent transactions and events that have impacted or are expected to impact Peoples’ results of operations or financial condition:
◦For the second quarter of 2025, Peoples recorded a provision for credit losses of $16.6 million, compared to a provision for credit losses of $10.2 million for the linked quarter and a provision for credit losses of $5.7 million for the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. The provision for the first quarter of 2025 was primarily driven by net charge-offs. The provision for credit losses for the second quarter of 2024 was driven by (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans, and (iii) loan growth. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.25% to 5.50% on July 27, 2023. This rate remained unchanged until September 2024, at which point the Federal Reserve Board decreased rates by 50 basis points, reducing the rate to 4.75% to 5.00%. Subsequent 25 basis point cuts in both November and December 2024 brought the rate down further to 4.25% to 4.50%. The Federal Reserve Board has signaled that future rate reductions continue to be a possibility.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $21.2 million for the second quarter of 2025, representing earnings per diluted common share of $0.59. In comparison, Peoples reported net income of $24.3 million, representing earnings per diluted common share of $0.68, for the first quarter of 2025, and net income of $29.0 million, representing earnings per diluted common share of $0.82, for the second quarter of 2024. Non-core items negatively impacted earnings per diluted common share by $0.01 for the second quarter of 2025, $0.01 for the first quarter of 2025, and $0.02 for the second quarter of 2024. For the six months ended June 30, 2025, Peoples recorded net income of $45.5 million, or $1.28 per diluted common share, compared to $58.6 million, or $1.66 per diluted common share, for the six months ended June 30, 2024.
Net interest income was $87.6 million for the second quarter of 2025, and increased $2.3 million when compared to the linked quarter. Net interest margin was 4.15% for the second quarter of 2025, compared to 4.12% for the linked quarter. The increase in net interest income and net interest margin was primarily driven by lower deposit and borrowing costs. Net interest income for the second quarter of 2025 increased $1.0 million, or 1%, compared to the second quarter of 2024. The increase in net interest income compared to the second quarter of 2024 was driven by higher loan balances. Net interest margin for the second quarter of 2025 was 4.15% and decreased 3 basis points compared to 4.18% for the second quarter of 2024, impacted primarily by reductions in loan yields, driven by lower accretion income, partially offset by lower funding costs. Net interest income for the first six months of 2025 was $172.8 million, compared to $173.3 million for the same period of 2024. Net interest margin for the first six months of 2025 was 4.14%, compared to 4.22% for the same period of 2024 and was driven by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $2.6 million for the second quarter of 2025, $3.5 million for the first quarter of 2025 and $5.8 million for the second quarter of 2024, which added 12 basis points, 17 basis points and 28 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2025 when compared to the linked quarter and the second quarter of 2024 was driven by fewer loan payoffs and more accretion income recognized in 2024 from the merger with Limestone Bancorp Inc. (the "Limestone Merger"). Accretion income, net of amortization expense, was $6.1 million and $12.3 million for the first six months of 2025 and 2024, respectively. Accretion income added 15 basis points and 30 basis points to net interest margin for the first six months of 2025 and 2024, respectively. The decrease in accretion income for the first six months of 2025 compared to the same period in 2024 was due to more accretion recognized in 2024 from the Limestone Merger.
The provision for credit losses was $16.6 million for the second quarter of 2025, compared to a provision for credit losses of $10.2 million for the linked quarter and a provision for credit losses of $5.7 million for the second quarter of 2024. The provision for credit losses for the second quarter of 2025 was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. The provision for credit losses for the linked quarter was primarily driven by net charge-offs. The provision for credit losses for the second quarter of 2024 was driven by (i) net charge-offs, (ii) an increase of reserves for individually analyzed loans and leases, and (iii) loan growth. Net charge-offs for the second quarter of 2025 were $7.0 million, or 0.43% of average total loans annualized, compared to net charge-offs of $8.1 million, or 0.52% of average total loans annualized, for the linked quarter and net charge-offs of $4.2 million, or 0.27% of average total loans annualized, for the second quarter of 2024. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first six months of 2025 was $26.8 million, compared to a provision for credit losses of $11.8 million for the first six months of 2024. The provision for credit losses for the first six months of 2025 was mainly a result of (i) net charge offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. The provision for credit losses for the first six months of 2024 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases and (iii) loan growth. Net charge-offs for the first six months of 2025 were $15.1 million, or 0.48% of average total loans annualized, compared to net charge-offs of $7.6 million, or 0.23% annualized, for the first six months of 2024. For additional information on credit trends and the allowance for credit losses, see the "Asset Quality" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the second quarter of 2025 was $0.3 million, compared to a net loss of $0.4 million for the linked quarter and a net loss of $0.8 million for the second quarter of 2024. Net losses in both the second and first quarter of 2025 were driven by a $0.3 million loss on repossessed assets in each quarter. The net loss for the second quarter of 2024 was due to $0.4 million of net losses on repossessed assets. For the six months ended June 30, 2025, the total net loss was $0.6 million, compared to $1.1 million for the same period in 2024. These losses were primarily driven by $0.6 million and $0.7 million of losses on repossessed assets, respectively.
Total non-interest income, excluding net gains and losses, for the second quarter of 2025 decreased $0.3 million compared to the linked quarter. The decrease in non-interest income, excluding net gains and losses, was primarily impacted by a decrease of $1.5 million in insurance income due to seasonal performance-based commissions being paid in the first quarter of each year, partially offset by increases in lease income and electronic banking income of $0.7 million and $0.4 million, respectively. Compared to the second quarter of 2024, total non-interest income, excluding net gains and losses, increased $2.7 million, due to an increase of $2.0 million in lease income, driven by operating lease income, an increase of $0.4 million in insurance income, and an increase of $0.3 million in other non-interest income, partially offset by a decrease of $0.3 million in deposit account service charges.
For the first six months of 2025, total non-interest income, excluding gains and losses, increased $4.0 million, or 8%, compared to the first six months of 2024. The increase was driven by (i) a $3.5 million increase in lease income, driven by gains on early Vantage lease terminations and operating lease income, (ii) a $0.9 million increase in other non-interest income, driven by an increase in swap fee income due to customer demand, and (iii) a $0.7 million increase in trust and investment income, driven by an increase in assets under administration and management. These increases were partially offset by a $0.5 million decrease in deposit account service charges and a $0.4 million decrease in electronic banking income due to customer activity.
Total non-interest expense decreased $0.4 million for the three months ended June 30, 2025, compared to the linked quarter. The decrease in total non-interest expense was primarily due to a decreases of $0.9 million in salaries and employee benefit costs and $0.4 million in other non-interest expense, partially offset by increases of $0.5 million in professional fees and $0.4 million in data processing and software expenses. The decrease in salaries and employee benefit costs was due to annual expenses that occur in the first quarter of each year including stock-based compensation expenses attributable to the forfeiture rate true-up on stock vested along with up-front expense on stock grants to certain retirement-eligible employees, and health savings account ("HSA") contributions.
Compared to the second quarter of 2024, total non-interest expense increased $1.6 million, or 2%. The increase in total non-interest expense was primarily driven by increases of $2.3 million in salaries and employee benefit costs, which were driven by higher sales-based incentive, medical costs, and payroll taxes, $0.7 million in professional fees, and $0.6 million in data processing and software expense, offset by decreases of $1.6 million in other non-interest expense, driven by a one-time $1.3 million true-up of corporate expenses recorded in the second quarter of 2024, and $0.6 million in amortization of other intangible assets.

For the six months ended June 30, 2025, total non-interest expense increased $3.9 million, or 3%, compared to the first six months of 2024. The increase was driven by increases of (i) $3.3 million in salaries and employee benefits costs, which were driven by higher sales-based incentive and medical costs, (ii) $1.8 million in data processing and software expenses, (iii) $0.8 million in professional fees, and (iv) $0.6 million in operating lease expense, partially offset by decreases of $1.2 million in amortization of other intangible assets and $1.1 million in net occupancy and equipment expense.
The efficiency ratio for the second quarter of 2025 was 59.3%, compared to 60.7% for the linked quarter and 59.2% for the second quarter of 2024. The efficiency ratio improved compared to the linked quarter mainly as the result of higher higher net interest income and lower non-interest expenses. The efficiency ratio for the first six months of 2025 was 60.0%, compared to 58.6% for the first six months of 2024. The efficiency ratio increased compared to the prior year first six months due to the increase in non-interest expense and lower net interest income.
Peoples recorded income tax expense of $6.2 million with an effective tax rate of 22.7% for the second quarter of 2025, compared to income tax expense of $7.0 million with an effective tax rate of 22.4% for the linked quarter, and income tax expense of $6.9 million with an effective tax rate of 19.1% for the second quarter of 2024. The decrease in income tax expense when compared to the prior quarter was primarily due to lower net income. Peoples' income tax expense for the first half of 2025 was $13.3 million with an effective tax rate of 22.6%, compared to $15.1 million with an effective tax rate of 20.5% for the same period of 2024.
Total assets were $9.54 billion as of June 30, 2025, $9.25 billion at March 31, 2025, $9.25 billion at December 31, 2024, and $9.23 billion at June 30, 2024. Total assets at June 30, 2025 increased when compared to at March 31, 2025 primarily due to increases in period-end loan and lease balances. The period-end total loan and lease balances at June 30, 2025 increased $173.1 million, or 11% annualized, compared to at March 31, 2025. The increase in the period-end total loan and lease balances was primarily driven by increases of $63.6 million in commercial and industrial loans, $29.8 million in residential real estate loans, $22.2 million in construction loans, $17.7 million in other commercial real estate loans, $13.5 million in premium finance loans, and $18.5 million in Vantage leases, offset by a decrease of $13.9 million in North Star leases. Total assets at June 30, 2025 increased compared to at June 30, 2024 due to increases of $276.2 million in total loans and leases and $135.2 million in total investment securities, partially offset by a decrease of $49.8 million in total cash and cash equivalents.
Total liabilities were $8.39 billion at June 30, 2025, up from $8.11 billion at March 31, 2025, $8.14 billion at December 31, 2024, and $8.15 billion at June 30, 2024. The increase in total liabilities when compared to at March 31, 2025 was primarily due to an increase of $377.6 million in short-term borrowings, partially offset by a decrease of $97.5 million in period-end total deposits. The increase in total liabilities when compared to at June 30, 2024 was primarily due to a $339.4 million increase in period-end deposits, partially offset with a decrease of $85.9 million in short-term borrowings. The increase in deposits was primarily driven by an increase of $192.4 million in retail certificates of deposit, driven by current promotional offerings, an increase of $58.4 million in money market deposit accounts, an increase of $58.0 million in non-interest-bearing deposits, and an increase of $30.0 million in brokered certificates of deposit.
Total stockholders' equity at June 30, 2025 increased $15.5 million compared to at March 31, 2025, which was primarily due to net income for the quarter of $21.2 million and a decrease of $5.4 million in accumulated other comprehensive loss, partially offset by dividends paid of $14.6 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $90.9 million and $96.6 million at June 30, 2025 and at March 31, 2025, respectively. Total stockholders' equity at June 30, 2025 increased $41.8 million, or 4%, compared to at December 31, 2024, which was due to net income of $45.5 million in the first six months of 2025 and a decrease of $20.1 million in accumulated other comprehensive loss, partially offset by dividends paid of $28.8 million. Total stockholders' equity at June 30, 2025 increased by $75.5 million compared to at June 30, 2024 and was impacted by net income of $104.2 million in the last twelve months and a decrease in accumulated other comprehensive loss of $19.9 million, partially offset by dividends paid of $57.2 million.
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
Net interest margin, which is calculated by dividing fully tax-equivalent ("FTE") net interest income by average interest-earning assets, serves as an important measurement of the net revenue stream generated by the volume, mix and pricing of interest-earning assets and interest-bearing liabilities. FTE net interest income is calculated by increasing interest income to convert tax-exempt income earned on obligations of states and political subdivisions and tax-exempt loans to the pre-tax equivalent of taxable income using a federal statutory corporate income tax rate of 21% for all period presented.

The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Net interest income	$87,577	$85,255	$86,613	$172,832	$173,253
Taxable equivalent adjustment	280	283	352	563	705
FTE net interest income	$87,857	$85,538	$86,965	$173,395	$173,958

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$86,655	$1,039	4.81%	$88,919	$900	4.10%	$178,094	$2,502	5.65%
Investment securities (a)(b):
Taxable	1,734,193	15,593	3.60%	1,718,453	15,372	3.58%	1,684,939	14,886	3.54%
Nontaxable	176,691	1,215	2.75%	178,582	1,226	2.75%	185,433	1,258	2.71%
Total investment securities	1,910,884	16,808	3.52%	1,897,035	16,598	3.50%	1,870,372	16,144	3.45%
Loans (b)(c):
Construction	335,396	5,935	7.00%	313,130	5,572	7.12%	328,943	6,595	7.93%
Commercial real estate, other	2,110,961	33,430	6.27%	2,069,134	33,260	6.43%	2,074,718	36,420	6.94%
Commercial and industrial	1,325,976	23,304	6.95%	1,336,133	23,332	6.98%	1,230,290	23,897	7.68%
Premium finance	267,294	5,743	8.50%	259,241	5,585	8.62%	260,513	5,746	8.73%
Leases	384,191	10,287	10.59%	395,161	10,198	10.32%	419,764	11,982	11.29%
Residential real estate (d)	974,203	12,226	5.02%	956,049	12,215	5.11%	925,629	11,460	4.95%
Home equity lines of credit	239,531	4,540	7.60%	233,522	4,382	7.61%	225,362	4,612	8.23%
Consumer, indirect	686,550	11,038	6.45%	674,211	10,548	6.34%	656,405	9,669	5.92%
Consumer, direct	119,358	2,337	7.85%	117,881	2,234	7.69%	119,048	2,095	7.08%
Total loans	6,443,460	108,840	6.71%	6,354,462	107,326	6.77%	6,240,672	112,476	7.16%
Allowance for credit losses	(65,186)			(63,060)			(64,745)
Net loans	6,378,274	108,840	6.77%	6,291,402	107,326	6.84%	6,175,927	112,476	7.23%
Total earning assets	8,375,813	126,687	6.01%	8,277,356	124,824	6.04%	8,224,393	131,122	6.34%
Goodwill and other intangible assets	398,940			401,344			407,864
Other assets	518,534			516,767			548,197
Total assets	$9,293,287			$9,195,467			$9,180,454
Interest-bearing deposits:
Savings accounts	$889,877	$220	0.10%	$879,301	$250	0.12%	$892,465	$222	0.10%
Governmental deposit accounts	811,822	4,874	2.41%	781,782	4,652	2.41%	795,913	5,594	2.83%
Interest-bearing demand accounts	1,075,220	563	0.21%	1,083,999	490	0.18%	1,095,553	495	0.18%
Money market accounts	938,318	5,592	2.39%	914,076	5,291	2.35%	850,375	5,419	2.56%
Retail CDs	1,997,992	18,235	3.66%	1,939,364	18,434	3.85%	1,743,238	18,423	4.25%
Brokered CDs (e)	419,277	4,393	4.20%	564,660	6,046	4.34%	482,310	5,116	4.27%
Total interest-bearing deposits	6,132,506	33,877	2.22%	6,163,182	35,163	2.31%	5,859,854	35,269	2.42%
Borrowed funds:
Short-term FHLB advances (e)	87,659	1,015	4.64%	32,822	343	4.24%	199,978	2,755	5.54%
Repurchase agreements and other	40,057	374	3.73%	23,742	165	2.83%	207,295	2,613	5.05%
Total short-term borrowings	127,716	1,389	4.36%	56,564	508	3.63%	407,273	5,368	5.29%
Long-term FHLB advances	131,625	1,315	4.01%	131,769	1,302	4.01%	132,579	1,316	3.99%
Long-term notes payable	47,116	856	7.27%	50,341	895	7.10%	48,175	842	6.99%
Other long-term borrowings (f)	55,257	1,393	9.97%	54,990	1,418	10.32%	54,207	1,362	9.93%
Total long-term borrowings	233,998	3,564	6.07%	237,100	3,615	6.13%	234,961	3,520	5.98%
Total borrowed funds	361,714	4,953	5.47%	293,664	4,123	5.65%	642,234	8,888	5.30%
Total interest-bearing liabilities	6,494,220	38,830	2.40%	6,456,846	39,286	2.47%	6,502,088	44,157	2.73%
Non-interest-bearing deposits	1,546,475			1,498,964			1,476,870
Other liabilities	105,339			116,797			140,042
Total liabilities	8,146,034			8,072,607			8,119,000
Total stockholders’ equity	1,147,253			1,122,860			1,061,454
Total liabilities and stockholders’ equity	$9,293,287			$9,195,467			$9,180,454
Interest rate spread (b)		$87,857	3.61%		$85,538	3.57%		$86,965	3.61%
Net interest margin (b)			4.15%			4.12%			4.18%

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$87,780	$1,938	4.45%	$160,238	$4,424	5.55%
Investment securities (a)(b):
Taxable	1,726,366	30,965	3.59%	1,671,453	28,850	3.45%
Nontaxable	177,631	2,441	2.75%	180,032	2,528	2.81%
Total investment securities	1,903,997	33,406	3.51%	1,851,485	31,378	3.39%
Loans (b)(c):
Construction	324,325	11,507	7.06%	334,196	12,998	7.69%
Commercial real estate, other	2,090,163	66,693	6.35%	2,075,468	73,662	7.02%
Commercial and industrial	1,331,026	46,635	6.97%	1,216,743	47,412	7.71%
Premium finance	263,290	11,328	8.56%	235,459	10,310	8.66%
Leases	389,646	20,485	10.46%	414,817	24,049	11.47%
Residential real estate (d)	965,176	24,440	5.06%	928,309	22,782	4.91%
Home equity lines of credit	236,543	8,922	7.61%	221,053	8,909	8.10%
Consumer, indirect	680,415	21,586	6.40%	656,324	18,950	5.81%
Consumer, direct	118,623	4,572	7.77%	121,569	4,194	6.94%
Total loans	6,399,207	216,168	6.74%	6,203,938	223,266	7.14%
Allowance for credit losses	(64,129)			(62,990)
Net loans	6,335,078	216,168	6.81%	6,140,948	223,266	7.22%
Total earning assets	8,326,855	251,512	6.03%	8,152,671	259,068	6.32%
Goodwill and other intangible assets	400,135			409,292
Other assets	517,505			539,089
Total assets	$9,244,495			$9,101,052
Interest-bearing deposits:
Savings accounts	$884,282	$437	0.10%	$899,089	$448	0.10%
Governmental deposit accounts	796,885	9,526	2.41%	779,906	10,679	2.75%
Interest-bearing demand accounts	1,079,921	1,086	0.20%	1,102,293	947	0.17%
Money market accounts	926,264	10,884	2.37%	817,567	10,307	2.54%
Retail CDs	1,968,840	36,669	3.76%	1,662,832	34,323	4.15%
Brokered CDs (e)	491,567	10,440	4.28%	525,653	11,015	4.21%
Total interest-bearing deposits	6,147,759	69,042	2.26%	5,787,340	67,719	2.35%
Borrowed funds:
Short-term FHLB advances (e)	60,392	1,357	4.53%	167,525	4,582	5.50%
Repurchase agreements and other	31,944	539	3.37%	230,527	5,824	5.05%
Total short-term borrowings	92,336	1,896	4.13%	398,052	10,406	5.24%
Long-term FHLB advances	131,697	2,617	4.01%	129,255	2,557	3.98%
Long-term notes payable	48,720	1,750	7.18%	49,291	1,704	6.91%
Other long-term borrowings (f)	55,125	2,812	10.15%	54,071	2,724	9.97%
Total long-term borrowings	235,542	7,179	6.10%	232,617	6,985	5.99%
Total borrowed funds	327,878	9,075	5.55%	630,669	17,391	5.12%
Total interest-bearing liabilities	6,475,637	78,117	2.43%	6,418,009	85,110	2.66%
Non-interest-bearing deposits	1,522,851			1,489,304
Other liabilities	110,883			136,622
Total liabilities	8,109,371			8,043,935
Total stockholders’ equity	1,135,124			1,057,117
Total liabilities and stockholders’ equity	$9,244,495			$9,101,052
Interest rate spread (b)		$173,395	3.60%		$173,958	3.66%
Net interest margin (b)			4.14%			4.22%
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
(e)Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances and interest expense on brokered CDs for the periods presented in which interest payments on FHLB advances or brokered CDs were being hedged.
(f)Included in other long-term borrowings are trust preferred securities and floating rate junior subordinated deferrable interest debentures.
Peoples' deposit balances have increased primarily due to an increase in retail certificates of deposits driven by special promotional rate offerings over the past year.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2025 Compared to						Six Months Ended June 30, 2025 Compared to
(Dollars in thousands)	March 31, 2025			June 30, 2024			June 30, 2024
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$286	$(147)	$139	$(322)	$(1,141)	$(1,463)	$(746)	$(1,740)	$(2,486)
Investment Securities (b):
Taxable	74	147	221	265	442	707	1,151	964	2,115
Nontaxable	12	(23)	(11)	96	(139)	(43)	(54)	(33)	(87)
Total investment income	86	124	210	361	303	664	1,097	931	2,028
Loans (b):
Construction	(529)	892	363	(1,443)	783	(660)	(1,099)	(392)	(1,491)
Commercial real estate, other	(2,908)	3,080	172	(6,806)	3,818	(2,988)	(8,412)	1,443	(6,969)
Commercial and industrial	(11)	(17)	(28)	(8,420)	7,827	(593)	(9,290)	8,514	(776)
Premium finance	(376)	534	158	(591)	588	(3)	(350)	1,368	1,018
Leases	1,141	(1,054)	87	(716)	(981)	(1,697)	(2,111)	(1,453)	(3,564)
Residential real estate	(891)	902	11	158	608	766	737	921	1,658
Home equity lines of credit	(29)	187	158	(1,319)	1,247	(72)	(1,167)	1,180	13
Consumer, indirect	231	259	490	901	468	1,369	1,937	699	2,636
Consumer, direct	65	38	103	236	6	242	654	(276)	378
Total loan income	(3,307)	4,821	1,514	(18,000)	14,364	(3,636)	(19,101)	12,004	(7,097)
Total interest income	$(2,935)	$4,798	$1,863	$(17,961)	$13,526	$(4,435)	$(18,750)	$11,195	$(7,555)
INTEREST EXPENSE:
Deposits:
Savings accounts	$28	$2	$30	$6	$(4)	$2	$10	$1	$11
Interest-bearing demand accounts	(69)	(4)	(73)	(61)	(7)	(68)	(124)	(15)	(139)
Money market accounts	(587)	285	(302)	(68)	(105)	(173)	(190)	(387)	(577)
Governmental deposit accounts	(12)	(210)	(222)	634	86	720	981	172	1,153
Retail CDs	125	75	200	92	98	190	(800)	(1,546)	(2,346)
Brokered CDs	1,588	65	1,653	625	97	722	115	461	576
Total deposit cost	1,073	213	1,286	1,228	165	1,393	(8)	(1,314)	(1,322)
Borrowed funds:
Short-term borrowings	(417)	(463)	(880)	4,474	(494)	3,980	7,161	1,348	8,509
Long-term borrowings	33	17	50	(52)	6	(46)	(250)	55	(195)
Total borrowed funds cost	(384)	(446)	(830)	4,422	(488)	3,934	6,911	1,403	8,314
Total interest expense	689	(233)	456	5,650	(323)	5,327	6,903	89	6,992
FTE net interest income	$(2,246)	$4,565	$2,319	$(12,311)	$13,203	$892	$(11,847)	$11,284	$(563)
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $87.6 million for the second quarter of 2025 and increased $2.3 million when compared to the linked quarter. Net interest margin was 4.15% for the second quarter of 2025, compared to 4.12% for the linked quarter. The increase in net interest income and margin was primarily driven by lower deposit and borrowing costs.

Net interest income for the second quarter of 2025 increased $1.0 million, or 1%, compared to the second quarter of 2024. Net interest margin decreased 3 basis points when compared to the second quarter of 2024. The increase in net interest income was primarily driven by higher loan balances. The decrease in net interest margin was impacted by reductions in loan yields, driven by lower accretion income, partially offset with lower funding costs.
For the first six months of 2025, net interest income decreased $0.4 million compared to the first six months of 2024, while net interest margin decreased 8 basis points to 4.14%. The decrease in net interest income and net interest margin for the first six months of 2025 compared to the first six months of 2024 was primarily driven by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $2.6 million for the second quarter of 2025, $3.5 million for the linked quarter and $5.8 million for the second quarter of 2024, which added 12 basis points, 17 basis points and 28 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2025 when compared to the linked quarter and the second quarter of 2024 was driven by fewer loan payoffs and more accretion income recognized in 2024 from the Limestone Merger. Accretion income, net of amortization expense, was $6.1 million and $12.3 million for the first six months of 2025 and 2024, respectively. Accretion income added 15 basis points and 30 basis points to net interest margin for the first six months of 2025 and 2024, respectively. The decrease in accretion income for the first six months of 2025 compared to the same period in 2024 was due to less accretion recognized from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Provision for other credit losses	$16,475	$10,035	$5,397	$26,510	$11,231
Provision for checking account overdraft credit losses	167	155	286	322	554
Provision for credit losses	$16,642	$10,190	$5,683	$26,832	$11,785
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the second quarter of 2025 was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. The provision for credit losses for the first quarter of 2025 was primarily driven by net charge-offs. The provision for credit losses for the second quarter of 2024 was driven by (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, and (iii) loan growth.
For the first half of 2025, the provision for credit losses was mainly a result of (i) net charge offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. For the same period of 2024 the provision for credit losses was driven by (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, and (iii) loan growth.
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

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Net (loss) gain on investment securities	$—	$(2)	$(353)	$(2)	$(354)
Net loss on asset disposals and other transactions:
Net loss on other assets	(267)	(330)	(397)	(597)	(706)
Net gain on OREO	10	20	—	30	—
Net loss on other transactions	(23)	(51)	(31)	(74)	(63)
Net loss on asset disposals and other transactions	$(280)	$(361)	$(428)	$(641)	$(769)
The net loss on other assets for all periods presented was driven by losses recorded on repossessed assets. The net loss on investment securities reported for the second quarter of 2024 was attributable to a loss recorded on a contingent call of a security.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 24% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the second quarter of 2025, 24% for the linked quarter, and 22% for the second quarter of 2024. For the first six months of 2025, total non-interest income, excluding net gains and losses, totaled 24% of total revenue compared to 23% for the same period in 2024.
For the second quarter of 2025, electronic banking ("e-banking") income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' electronic banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
E-banking income	$6,272	$5,885	$6,470	$12,157	$12,516
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Property and casualty insurance commissions	$3,791	$3,823	$3,432	$7,614	$7,017
Performance-based commissions	99	1,542	5	1,641	2,218
Life and health insurance commissions	659	689	672	1,348	1,372
Insurance income	$4,549	$6,054	$4,109	$10,603	$10,607
Peoples' insurance income for the second quarter of 2025 decreased $1.5 million when compared to the linked quarter primarily due to seasonal performance-based commissions, which are annual in nature and typically occur in the first quarter of each year. Insurance income for the second quarter of 2025 increased when compared to the second quarter of 2024 due to higher commissions. Insurance income in the first half of 2025 remained flat compared to the same period of 2024.
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

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Fiduciary income	$2,274	$2,092	$2,212	$4,366	$4,213
Brokerage income	2,240	2,146	1,989	4,386	3,831
Employee benefit fees	767	823	798	1,590	1,554
Trust and investment income	$5,281	$5,061	$4,999	$10,342	$9,598
Fiduciary income and brokerage income in the second quarter of 2025 increased when compared to the linked quarter and to the second quarter of 2024 and was driven by an increase in assets under administration and management. Trust and investment income increased $0.7 million for the first half of 2025 when compared to 2024, due to higher brokerage income, primarily reflecting the increase in assets under management.
The following table details Peoples' assets under administration and management:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
(Dollars in thousands)
Trust	$2,138,439	$2,037,992	$2,061,267	$2,124,320	$2,071,832
Brokerage	$1,724,311	$1,626,768	$1,614,189	$1,608,368	$1,567,775
Total	$3,862,750	$3,664,760	$3,675,456	$3,732,688	$3,639,607
Quarterly average	$3,736,778	$3,711,527	$3,706,804	$3,683,334	$3,587,952
The increase in assets under administration and management at June 30, 2025 compared to at March 31, 2025 was driven by market value fluctuations. The increase in assets under administration and management at June 30, 2025 when compared to at June 30, 2024 was primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Overdraft and non-sufficient funds fees	$2,122	$2,103	$2,288	$4,225	$4,543
Account maintenance fees	1,669	1,644	1,716	3,313	3,434
Other fees and charges	268	268	335	536	585
Deposit account service charges	$4,059	$4,015	$4,339	$8,074	$8,562
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges remained relatively flat for the second quarter of 2025 compared to the linked quarter. Deposit account service charges decreased when comparing the second quarter of 2025 to the second quarter of 2024. For the first half of 2025, total deposit account services charges decreased by $0.5 million from the same period of 2024, driven by timing of customer activity.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Lease income	4,189	3,446	2,147	7,635	4,163
Other non-interest income	1,478	1,472	1,141	2,950	2,059
Bank owned life insurance income	1,112	1,133	1,037	2,245	2,537
Mortgage banking income	220	396	243	616	564
Lease income is primarily comprised of (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments beyond maturity of the net investment in the lease, net of any associated purchase accounting adjustment, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (vi) syndication income. Lease income for the second quarter of 2025 increased compared to the linked quarter due to gains on early terminated Vantage leases. The increase when compared to the second quarter of 2024 was driven by increases in gains on terminated leases, operating lease income, and month-to-month lease income. Lease income increased $3.5 million for the first six months of 2025 when compared to the same period of 2024 due to gains on early Vantage lease terminations and an increase in operating lease income.
Other non-interest income remained flat for the three months ended June 30, 2025 when compared to the linked quarter and increased $0.3 million compared to the second quarter of 2024 due to an increase in swap fee income. For the first half of 2025, other non-interest income increased by $0.9 million from the same period of 2024, primarily due to the increase in swap fee income which is driven by customer demand.
Bank owned life insurance income for the second quarter of 2025 remained flat when compared to the linked quarter and the prior year quarter. Bank owned life insurance income decreased for the first half of 2025 when compared to the same period of 2024 primarily due to death benefits recorded in 2024.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the second quarter of 2025 decreased when compared to each of the prior periods and was primarily driven by the decreased volume in loans sold as more production has been kept on the balance sheet relative to prior periods. Mortgage banking income increased for the first six months of 2025 when compared to the same period of 2024 due to higher production.
In the second quarter of 2025, Peoples sold $0.3 million in loans into the secondary market with servicing retained and $10.3 million in loans with servicing released, compared to $0.2 million and $4.7 million, respectively, in the first quarter of 2025, and $2.6 million and $11.8 million, respectively, in the second quarter of 2024. For the first six months of 2025, Peoples sold $0.5 million in loans into the secondary market with servicing retained, and $10.3 million with servicing released, compared to $2.7 million and $18.8 million, respectively, for the first six months of 2024.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Base salaries and wages	$24,942	$24,618	$24,437	$49,560	$49,234
Sales-based and incentive compensation	6,181	6,491	5,404	12,672	10,658
Employee benefits	5,692	4,522	4,862	10,214	8,800
Payroll taxes and other employment costs	2,078	2,779	1,825	4,857	4,661
Stock-based compensation	1,484	2,475	1,385	3,959	4,475
Deferred personnel costs	(1,484)	(1,064)	(1,349)	(2,548)	(2,371)
Salaries and employee benefit costs	$38,893	$39,821	$36,564	$78,714	$75,457
Full-time equivalent employees:
Actual at end of period	1,477	1,460	1,489	1,477	1,489
Average during the period	1,462	1,467	1,492	1,478	1,491
Base salaries and wages for the second quarter of 2025 and the first six months of 2025 increased compared to all prior periods. The increases when compared to the second quarter of 2024 and the first six months of 2024 were primarily driven by annual merit increases.
Sales-based and incentive compensation decreased for the second quarter of 2025 compared to the linked quarter driven by a decrease in corporate incentives. Sales-based and incentive compensation increased compared the second quarter of 2024 due to an increase in corporate incentives. Sales-based and incentive compensation increased for the first half of 2025 when compare to 2024, due to an increase in corporate incentives and insurance commissions.
The increase in employee benefits for the second quarter of 2025 compared to the linked quarter was primarily related to higher medical costs and an adjustment related to prior period nonqualified deferred compensation expense. Employee benefits increased for the second quarter of 2025 and the first six months of 2025 when compared to the same periods for 2024 due to higher medical costs.

Payroll taxes and other employment costs for the second quarter of 2025 decreased compared to the linked quarter due to seasonal expenses recognized in the first quarter of each year. For the first six months of 2025, payroll taxes and other employment costs increased slightly compared to the same period of 2024.
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
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the second quarter of 2025 increased when compared to the first quarter of 2025 and remained relatively flat compared to the second quarter of 2024. Similarly, deferred personnel costs increased for the first half of 2025 when compared to 2024.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Depreciation	$2,135	$2,125	$2,170	$4,259	$4,340
Repairs and maintenance costs	1,641	1,923	1,607	3,565	3,428
Property taxes, utilities and other costs	1,115	546	1,152	1,661	2,445
Net rent expense	799	1,018	1,213	1,817	2,212
Net occupancy and equipment expense	$5,690	$5,612	$6,142	$11,302	$12,425
Net occupancy and equipment expense remained flat for the second quarter compared to the linked quarter and decreased $0.5 million compared to the second quarter of 2024 primarily due to a one time rent expense true-up adjustment recorded in the second quarter of 2024. Net occupancy and equipment expense for the first half of 2025 decreased when compared to the same period of the previous year due to an adjustment of property tax accruals resulting from a review of recent assessments.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Data processing and software expense	$7,356	$7,005	$6,743	$14,361	$12,512
Professional fees	3,610	3,087	2,935	6,697	5,902
Amortization of other intangible assets	2,211	2,213	2,787	4,424	5,575
E-banking expense	2,018	2,025	1,941	4,043	3,722
FDIC insurance premiums	1,251	1,251	1,251	2,502	2,437
Other loan expenses	1,213	1,119	1,036	2,332	2,112
Operating lease expense	1,053	985	788	2,038	1,427
Marketing expense	718	903	681	1,621	1,737
Travel and entertainment expense	713	500	530	1,213	1,138
Communication expense	712	734	736	1,446	1,535
Franchise tax expense	678	929	760	1,607	1,641
Other non-interest expense	4,246	4,603	5,864	8,849	9,603
Data processing and software expenses for the second quarter of 2025 increased over all periods presented due to costs associated with recent technology projects.
Professional fees for the second quarter of 2025 increased when compared to the linked quarter and to the second quarter of 2024 due to increased costs of professional services, primarily related to our credit card portfolio, and higher legal expenses incurred.

Professional fees increased for the first half of 2025 when compared to 2024 due to increased exam and audit fees and higher legal expenses.
Amortization of other intangible assets for the second quarter of 2025 remained flat compared to the linked quarter and decreased $0.6 million compared to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets decreased for the first half of 2025 when compared to 2024 due to decreases in amortization on core deposits and customer relationship intangibles.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by the timing and volume of customer activity. E-banking expense remained relatively flat compared to the linked quarter and the second quarter of 2024. E-banking expense increased for the first half of 2025 when compared to 2024 due to customer activity.
Peoples' FDIC insurance premiums for the second quarter of 2025 were flat when compared to the linked quarter and the second quarter of 2024. FDIC premiums increased slightly for the first half of 2025 when compared to 2024.
Other loan expenses during the second quarter of 2025 remained relatively flat when compared to the linked quarter and increased slightly compared to the second quarter of 2024. Other loan expenses increased for the first half of 2025 when compared to 2024 due to increased down payment assistance expenses.
Operating lease expense remained flat when compared to the linked quarter and increased compared to the second quarter of 2024 due to increased expense associated with an increase in the origination of operating leases. Operating lease expense increased for the first half of 2025 when compared to 2024 due to an increased volume of leases.
Marketing expense for the second quarter of 2025 decreased when compared to the linked quarter primarily driven by a vendor credit received in the second quarter. Marketing expense decreased for the first half of 2025 when compared to 2024 due to decreased advertising expenses.
Travel and entertainment expense increased compared to the linked quarter and to the second quarter of 2024 due to the timing of travel. Travel and entertainment remained flat for the first half of 2025 when compared to 2024.
Communication expense remained relatively flat for the second quarter of 2025 when compared to both the linked quarter and the same period of the prior year. Communication expense decreased slightly for the first half of 2025 when compared to 2024.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The decrease in franchise tax expense for the second quarter of 2025 compared to the linked quarter related to a one-time refund from the State of Ohio. Franchise tax expense remained flat for the first half of 2025 when compared to the first half of 2024.
Other non-interest expense for the second quarter of 2025 decreased when compared to the linked quarter primarily due to lower corporate expenses. Other non-interest expense decreased for the second quarter and the first half of 2025 when compared to same periods in 2024 due to a one-time prior period true-up of corporate expenses recognized in the second quarter of 2024.
Income Tax Expense
Peoples recorded income tax expense of $6.2 million with an effective tax rate of 22.7% for the second quarter of 2025, compared to income tax expense of $7.0 million with an effective tax rate of 22.4% for the linked quarter and income tax expense of $6.9 million with an effective tax rate of 19.1% for the second quarter of 2024. The decrease in income tax expense when compared to the prior quarter is primarily due to lower pre-tax income. The effective tax rate in the prior year quarter was lower due to a $1.1 million one-time benefit related to a prior year amended return. Peoples recorded income tax expense of $13.3 million and $15.1 million, through the first six months of 2025 and 2024, respectively. The decrease for the first six months of 2025 compared to 2024 was driven by lower pre-tax income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Pre-provision net revenue:
Income before income taxes	$27,453	$31,377	$35,876	$58,830	$73,728
Add: provision for credit losses	16,642	10,190	5,683	26,832	11,785
Add: loss on investment securities	—	2	353	2	354
Add: loss on other assets	267	330	397	597	706
Add: loss on other transactions	23	51	31	74	63
Less: gain on OREO	10	20	—	30	—
Pre-provision net revenue	$44,375	$41,930	$42,340	$86,305	$86,636
The increase in the PPNR for the second quarter of 2025 compared to the linked quarter and the second quarter of 2024 was driven by an increase in net interest income due to higher income on loans and lower deposit and borrowing costs. PPNR for the first half of 2025 decreased slightly compared to 2024, primarily driven by lower accretion income, partially offset by lower funding costs.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Efficiency ratio:
Total non-interest expense	$70,362	$70,787	$68,758	$141,149	$137,223
Less: amortization of other intangible assets	2,211	2,213	2,787	4,424	5,575
Adjusted total non-interest expense	68,151	68,574	65,971	136,725	131,648
Total non-interest income	26,880	27,099	23,704	53,979	49,483
Less: net (loss) gain on investment securities	—	(2)	(353)	(2)	(354)
Less: net loss on asset disposals and other transactions	(280)	(361)	(428)	(641)	(769)
Total non-interest income excluding net losses	27,160	27,462	24,485	54,622	50,606
Net interest income	87,577	85,255	86,613	172,832	173,253
Add: FTE adjustment (a)	280	283	352	563	705
Net interest income on an FTE basis	87,857	85,538	86,965	173,395	173,958
Adjusted revenue	$115,017	$113,000	$111,450	$228,017	$224,564
Efficiency ratio	59.25%	60.68%	59.19%	59.96%	58.62%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the second quarter of 2025 was 59.3%, compared to 60.7% for the linked quarter and 59.2% for the second quarter of 2024. The efficiency ratio improved compared to the linked quarter mainly as the result of higher net interest income and lower non-interest expenses. The efficiency ratio increased compared to the prior year first six months due to the increase in non-interest expense and lower net interest income. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024

Annualized net income adjusted for non-core items:
Net income	$21,212	$24,336	$29,007	$45,548	$58,591
Add: net loss on investment securities	—	2	353	2	354
Less: tax effect of net loss on investment securities (a)	—	—	74	—	74
Add: net loss on asset disposals and other transactions	280	361	428	641	769
Less: tax effect of net loss on asset disposals and other transactions (a)	59	76	90	135	161
Add: acquisition-related expenses	—	—	—	—	(84)
Less: tax effect of acquisition-related expenses (a)	—	—	—	—	(18)
Net income adjusted for non-core items (after tax)	$21,433	$24,623	$29,624	$46,056	$59,413
Days in the period	91	90	91	181	182
Days in the year	365	365	366	365	366
Annualized net income	$85,081	$98,696	$116,666	$91,851	$117,826
Annualized net income adjusted for non-core items (after tax)	$85,968	$99,860	$119,147	$92,875	$119,479
Return on average assets:
Annualized net income	$85,081	$98,696	$116,666	$91,851	$117,826
Total average assets	9,293,287	9,195,467	9,180,454	9,244,495	9,101,052
Return on average assets	0.92%	1.07%	1.27%	0.99%	1.29%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$85,968	$99,860	$119,147	$92,875	$119,479
Total average assets	9,293,287	9,195,467	9,180,454	9,244,495	9,101,052
Return on average assets adjusted for non-core items (after tax)	0.93%	1.09%	1.30%	1.00%	1.31%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the second quarter of 2025 decreased when compared to the linked quarter due to lower annualized net income. The decrease in the return on average assets and return on average assets adjusted for non-core items for the second quarter of 2025, compared to the second quarter of 2024, was attributable to a decrease in annualized net income driven by an increase in provision for credit losses and an increase in average assets. The decrease in return on average assets and return on average assets adjusted for non-core items for the first half of 2025 when compared to the same period of 2024 was primarily driven by a decrease in annualized net income from an increase in provision for credit losses and an increase in average assets.
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

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30,
(Dollars in thousands)				2025	2024
Annualized net income excluding amortization of other intangible assets:
Net income	$21,212	$24,336	$29,007	$45,548	$58,591
Add: amortization of other intangible assets	2,211	2,213	2,787	4,424	5,575
Less: tax effect of amortization of other intangible assets (a)	464	465	585	929	1,171
Net income excluding amortization of other intangible assets	$22,959	$26,084	$31,209	$49,043	$62,995
Days in the period	91	90	91	181	182
Days in the year	365	365	366	365	366
Annualized net income	$85,081	$98,696	$116,666	$91,851	$117,826
Annualized net income excluding amortization of other intangible assets	$92,088	$105,785	$125,522	$98,899	$126,682
Average tangible equity:
Total average stockholders' equity	$1,147,253	$1,122,860	$1,061,454	$1,135,124	$1,057,117
Less: average goodwill and other intangible assets	398,940	401,344	407,864	400,135	409,292
Average tangible equity	$748,313	$721,516	$653,590	$734,989	$647,825
Return on total average stockholders' equity ratio:
Annualized net income	$85,081	$98,696	$116,666	$91,851	$117,826
Total average stockholders' equity	$1,147,253	$1,122,860	$1,061,454	$1,135,124	$1,057,117
Return on total average stockholders' equity	7.42%	8.79%	10.99%	8.09%	11.15%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$92,088	$105,785	$125,522	$98,899	$126,682
Average tangible equity	$748,313	$721,516	$653,590	$734,989	$647,825
Return on average tangible equity	12.31%	14.66%	19.21%	13.46%	19.55%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income. The decreases in the return on total average stockholders' equity and average tangible equity ratios for the second quarter and the first six months of 2025 compared to the same periods of 2024 was driven by lower net income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2025, Peoples' interest-bearing deposits in other banks had decreased $45.0 million from December 31, 2024. The total cash and cash equivalents balance included $60.0 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2025, compared to $104.7 million at December 31, 2024. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2025, Peoples' total cash and cash equivalents decreased $31.6 million, which reflected cash outflows of $331.0 million for investing activities, partially offset by cash inflows of $214.4 million for financing activities and $85.0 million from operating activities. Peoples' use of cash in investing activities reflected a $252.8 million net increase in loans held for investment and net cash outflows of $124.7 million related to the purchases of held-to-maturity investment securities. These were partially offset by net cash inflows for available-for-sale investment securities of $58.8 million. The cash provided by financing activities was driven by a net increase in short-term borrowings of $203.4 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	6.22%	$13,880	$14,343	$15,196	$27,961	$28,343
U.S. government sponsored agencies	3.41%	210,856	213,063	209,083	174,708	230,916
States and political subdivisions	2.56%	193,363	195,505	196,301	206,779	202,804
Residential mortgage-backed securities	2.48%	576,541	593,979	601,802	607,726	601,002
Commercial mortgage-backed securities	2.14%	52,699	52,636	55,065	57,437	50,035
Bank-issued trust preferred securities	4.26%	4,158	4,148	6,108	6,056	6,039
Total fair value		$1,051,497	$1,073,674	$1,083,555	$1,080,667	$1,119,139
Total amortized cost		$1,170,092	$1,199,677	$1,229,382	$1,189,792	$1,266,060
Net unrealized loss		$(118,595)	$(126,003)	$(145,827)	$(109,125)	$(146,921)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.70%	$299,183	$222,698	$233,302	$196,642	$212,023
States and political subdivisions (a)	2.25%	142,319	142,513	142,691	141,918	144,134
Residential mortgage-backed securities	4.47%	360,559	290,023	300,290	256,329	246,283
Commercial mortgage-backed securities	2.48%	98,195	98,469	98,754	98,984	99,782
Total amortized cost		$900,256	$753,703	$775,037	$693,873	$702,222
Other investments		$67,538	$51,322	$60,132	$55,691	$62,742
Total investment securities:
Amortized cost		$2,137,886	$2,004,702	$2,064,551	$1,939,356	$2,031,024
Carrying value		$2,019,291	$1,878,699	$1,918,724	$1,830,231	$1,884,103

(a)Amortized cost is presented net of the allowance for credit losses of $237 at June 30, 2025 and at March 31, 2025 and $238 at June 30, 2024.
For the second quarter of 2025, total investment securities increased compared to all prior periods due to the purchases of higher-yielding, longer duration securities booked to held-to-maturity.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Originated loans and leases:
Construction	$288,824	$266,644	$271,975	$265,073	$291,240
Commercial real estate, other	1,468,120	1,413,759	1,310,127	1,283,903	1,240,069
Commercial real estate	1,756,944	1,680,403	1,582,102	1,548,976	1,531,309
Commercial and industrial	1,232,774	1,167,382	1,162,777	1,047,001	1,032,753
Premium finance	277,622	264,080	269,435	286,983	293,349
Leases	383,923	375,224	382,074	401,573	390,160
Residential real estate	483,486	458,663	448,884	441,730	441,293
Home equity lines of credit	197,875	187,887	182,831	180,737	172,766
Consumer, indirect	692,674	680,260	669,857	677,056	675,054
Consumer, direct	105,678	101,876	101,062	101,026	100,836
Consumer	798,352	782,136	770,919	778,082	775,890
Deposit account overdrafts	964	1,047	1,253	1,205	1,067
Total originated loans and leases	$5,131,940	$4,916,822	$4,800,275	$4,686,287	$4,638,587
Acquired loans and leases (a):
Construction	$52,489	$52,460	$56,413	$55,021	$49,361
Commercial real estate, other	780,094	816,779	845,886	896,588	955,910
Commercial real estate	832,583	869,239	902,299	951,609	1,005,271
Commercial and industrial	174,608	176,445	184,868	203,151	225,310
Leases	16,129	20,230	24,524	31,436	40,491
Residential real estate	394,482	389,505	386,217	335,812	348,051
Home equity lines of credit	43,910	47,522	49,830	52,372	54,842
Consumer, direct	7,937	8,763	9,990	11,172	12,819
Total acquired loans and leases	$1,469,649	$1,511,704	$1,557,728	$1,585,552	$1,686,784
Total loans and leases	$6,601,589	$6,428,526	$6,358,003	$6,271,839	$6,325,371
Percent of loans and leases to total loans and leases:
Construction	5.2%	5.0%	5.2%	5.1%	5.4%
Commercial real estate, other	34.0%	34.7%	33.9%	34.8%	34.7%
Commercial real estate	39.2%	39.7%	39.1%	39.9%	40.1%
Commercial and industrial	21.3%	20.8%	21.2%	19.9%	19.9%
Premium finance	4.2%	4.1%	4.2%	4.6%	4.6%
Leases	6.1%	6.2%	6.4%	6.9%	6.8%
Residential real estate	13.3%	13.2%	13.2%	12.4%	12.5%
Home equity lines of credit	3.7%	3.7%	3.7%	3.7%	3.6%
Consumer, indirect	10.5%	10.6%	10.5%	10.8%	10.7%
Consumer, direct	1.7%	1.7%	1.7%	1.8%	1.8%
Consumer	12.2%	12.3%	12.2%	12.6%	12.5%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$326,710	$337,279	$346,189	$347,719	$341,298

(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at June 30, 2025 increased $173.1 million, or 11% annualized, compared to at March 31, 2025. The increase in the period-end loan and lease balances at June 30, 2025 compared to March 31, 2025 was primarily driven by increases of $63.6 million in commercial and industrial loans, $29.8 million in residential real estate loans, $22.2 million in construction loans, $17.7 million in other commercial real estate loans, and $13.5 million in premium finance loans. The increase in the period-end loan and lease balances at June 30, 2025 compared to at June 30, 2024 was primarily driven by loan growth of $149.3 million in commercial and industrial loans, $88.6 million in residential real estate loans, and $52.2 million in commercial real estate loans, partially offset by decreases of $30.6 million and $15.7 million in leases and premium finance loans, respectively.

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 12% of Peoples' total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at June 30, 2025. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at June 30, 2025:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$196,815	$199,916	$396,731	57.7%
Land development	38,766	33,742	72,508	10.5%
Land only	18,562	22,094	40,656	5.9%
Residential property	10,143	22,185	32,328	4.7%
Assisted living facilities and nursing homes	13,224	10,334	23,558	3.4%
Industrial	3,931	19,370	23,301	3.4%
Warehouse facilities	326	16,315	16,641	2.4%
Student housing	15,000	—	15,000	2.2%
Other (a)	44,546	22,363	66,909	9.8%
Total construction	$341,313	$346,319	$687,632	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$420,122	$4,875	$424,997	18.4%
Retail facilities:
Owner occupied	$39,988	$1,167	$41,155	1.8%
Non-owner occupied	209,143	475	209,618	9.1%
Total retail facilities	$249,131	$1,642	$250,773	10.9%
Light industrial facilities:
Owner occupied	$127,983	$2,515	$130,498	5.7%
Non-owner occupied	114,788	3,115	117,903	5.1%
Total light industrial facilities	$242,771	$5,630	$248,401	10.8%
Lodging and lodging related:
Owner occupied	$29,958	$—	$29,958	1.3%
Non-owner occupied	168,932	2,676	171,608	7.4%
Total lodging and lodging related	$198,890	$2,676	$201,566	8.7%
Office buildings and complexes:
Owner occupied	$66,798	$2,905	$69,703	3.0%
Non-owner occupied	115,323	2,132	117,455	5.1%
Total office buildings and complexes	$182,121	$5,037	$187,158	8.1%
Assisted living facilities and nursing homes	$117,127	$16	$117,143	5.1%
Warehouse facilities:
Owner occupied	$55,395	$269	$55,664	2.4%
Non-owner occupied	35,111	148	35,259	1.5%
Total warehouse facilities	$90,506	$417	$90,923	3.9%
Restaurant/bar facilities:
Owner occupied	$54,455	$—	$54,455	2.4%
Non-owner occupied	29,143	—	29,143	1.3%
Total restaurant/bar facilities	$83,598	$—	$83,598	3.7%
Mixed-use facilities:
Owner occupied	$36,553	$3,109	$39,662	1.7%
Non-owner occupied	33,144	1,200	34,344	1.5%
Total mixed-use facilities	$69,697	$4,309	$74,006	3.2%
Healthcare facilities:
Owner occupied	$38,731	$31	$38,762	1.7%
Non-owner occupied	16,755	1,213	17,968	0.8%
Total healthcare facilities	$55,486	$1,244	$56,730	2.5%
Other (a)	538,765	31,282	570,047	24.7%
Total commercial real estate, other	$2,248,214	$57,128	$2,305,342	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at June 30, 2025 and at December 31, 2024. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, geography is not a factor from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Construction	$1,347	$1,156	$878	$854	$673
Commercial real estate, other	17,144	17,155	16,256	17,239	19,852
Commercial and industrial	17,854	12,783	13,283	11,592	10,943
Premium finance	794	646	662	711	763
Leases	19,633	13,575	12,893	16,970	15,218
Residential real estate	6,113	6,786	6,491	6,058	5,939
Home equity lines of credit	1,814	1,863	1,792	1,804	1,737
Consumer, indirect	7,643	8,696	8,576	8,924	8,654
Consumer, direct	2,248	2,474	2,396	2,370	2,332
Deposit account overdrafts	91	98	121	117	136
Allowance for credit losses	$74,681	$65,232	$63,348	$66,639	$66,247
As a percent of total loans	1.13%	1.01%	1.00%	1.06%	1.05%
The increase in the allowance for credit losses at June 30, 2025 compared to at March 31, 2025 and at June 30, 2024 was due to (i) an increase in reserves for individually-analyzed loans and leases, (ii) an increase in reserves for leases originated by our North Star Leasing division, (iii) a periodic refresh in loss drivers utilized within the CECL model, (iv) deterioration in the economic forecasts used within the CECL model, and (v) loan growth.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2024 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Gross charge-offs:
Commercial real estate, other	35	215	219	—	—
Commercial and industrial	556	380	118	259	56
Premium finance	93	71	63	37	55
Leases	5,099	5,654	7,706	3,753	2,377
Residential real estate	—	142	144	—	64
Home equity lines of credit	12	—	—	2	9
Consumer, indirect	1,693	1,866	1,331	1,820	1,567
Consumer, direct	96	155	149	162	141
Consumer	1,789	2,021	1,480	1,982	1,708
Deposit account overdrafts	245	277	310	558	338
Total gross charge-offs	$7,829	$8,760	$10,040	$6,591	$4,607
Recoveries:
Commercial real estate, other	$—	$4	$24	$100	$(80)
Commercial and industrial	17	6	40	1	10
Premium finance	3	6	12	4	4
Leases	261	245	87	56	173
Residential real estate	50	49	45	58	68
Home equity lines of credit	—	—	—	—	—
Consumer, indirect	449	210	178	186	117
Consumer, direct	14	20	7	19	15
Consumer	463	230	185	205	132
Deposit account overdrafts	71	99	61	83	67
Total recoveries	$865	$639	$454	$507	$374
Net charge-offs (recoveries):
Commercial real estate, other	35	211	195	(100)	80
Commercial and industrial	539	374	78	258	46
Premium finance	90	65	51	33	51
Leases	4,838	5,409	7,619	3,697	2,204
Residential real estate	(50)	93	99	(58)	(4)
Home equity lines of credit	12	—	—	2	9
Consumer, indirect	1,244	1,656	1,153	1,634	1,450
Consumer, direct	82	135	142	143	126
Consumer	1,326	1,791	1,295	1,777	1,576
Deposit account overdrafts	174	178	249	475	271
Total net charge-offs	$6,964	$8,121	$9,586	$6,084	$4,233
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	—%	0.01%	0.01%	(0.01)%	0.01%
Commercial and industrial	0.03%	0.02%	—%	0.02%	—%
Premium finance	0.01%	—%	—%	—%	—%
Leases	0.30%	0.35%	0.50%	0.23%	0.14%
Residential real estate	—%	0.01%	0.01%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.07%	0.11%	0.06%	0.10%	0.09%
Consumer, direct	0.01%	0.01%	0.01%	0.01%	0.01%
Consumer	0.08%	0.12%	0.07%	0.11%	0.10%
Deposit account overdrafts	0.01%	0.01%	0.02%	0.03%	0.02%
Total	0.43%	0.52%	0.61%	0.38%	0.27%
Each with "--%" not meaningful.

Total net charge-offs during the second quarter of 2025 were $7.0 million, or 0.43% of average total loans on an annualized basis, compared to $8.1 million, or 0.52% of average total loans on an annualized basis, during the linked quarter and $4.2 million, or 0.27% of average total loans on an annualized basis, during the second quarter of 2024. The decrease in net charge-offs when compared to the linked quarter was primarily related to improvements of $0.6 million in the lease portfolio and $0.4 million in indirect consumer loans, partially offset by an increase of $0.2 million in net charge-offs in commercial and industrial loans. The net charge-offs for the lease portfolio remain higher than historic norms and are the driver for the increase over June 30, 2024.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Loans 90+ days past due and accruing:
Commercial real estate, other	$494	$284	$227	$3,838	$106
Commercial and industrial	36	106	78	413	208
Premium finance	3,533	2,502	4,947	7,771	2,546
Leases	547	218	803	12,675	3,193
Residential real estate	1,192	853	2,166	2,442	1,209
Home equity lines of credit	108	47	213	292	230
Consumer, indirect	98	77	159	46	67
Consumer, direct	118	120	44	101	33
Consumer	216	197	203	147	100
Total loans 90+ days past due and accruing	$6,126	$4,207	$8,637	$27,578	$7,592
Nonaccrual loans:
Commercial real estate, other	4,824	5,378	7,136	4,416	4,833
Commercial and industrial	5,514	5,747	6,809	7,008	6,030
Leases	11,907	12,079	8,850	12,428	11,849
Residential real estate	8,028	8,163	7,329	6,658	7,078
Home equity lines of credit	1,339	1,537	1,498	1,461	1,454
Consumer, indirect	2,697	2,521	2,374	2,726	2,261
Consumer, direct	176	203	133	110	164
Consumer	2,873	2,724	2,507	2,836	2,425
Total nonaccrual loans	$34,485	$35,628	$34,129	$34,807	$33,669
Total nonperforming loans ("NPLs")	$40,611	$39,835	$42,766	$62,385	$41,261
OREO:
Commercial	$5,891	$5,891	$5,891	$7,118	$7,118
Residential	122	89	279	279	291
Total OREO	$6,013	$5,980	$6,170	$7,397	$7,409
Total nonperforming assets ("NPAs")	$46,624	$45,815	$48,936	$69,782	$48,670
Criticized loans (a)	$244,442	$226,542	$241,302	$237,627	$239,943
Classified loans (b)	$125,014	$123,842	$128,815	$133,241	$120,180
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.52%	0.55%	0.54%	0.55%	0.53%
NPLs as a percent of total loans (d)	0.61%	0.62%	0.67%	0.99%	0.65%
NPAs as a percent of total assets (d)	0.49%	0.50%	0.53%	0.76%	0.53%
NPAs as a percent of total loans and OREO (d)	0.71%	0.71%	0.77%	1.11%	0.77%
Allowance for credit losses as a percent of nonaccrual loans	216.56%	183.09%	185.61%	191.45%	196.76%
Allowance for credit losses as a percent of NPLs (d)	183.89%	163.76%	148.13%	106.82%	160.56%
Criticized loans as a percent of total loans (a)	3.70%	3.52%	3.80%	3.79%	3.79%
Classified loans as a percent of total loans (b)	1.89%	1.93%	2.03%	2.12%	1.90%

(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Peoples' NPAs decreased from 0.50% of total assets at March 31, 2025 to 0.49% of total assets at June 30, 2025. Total loans 90+ days past due and accruing decreased at June 30, 2025 compared to June 30, 2024 driven down by leases. During the second quarter of 2025, criticized loans increased $17.9 million, while classified loans increased $1.2 million when compared to at March 31, 2025. The increase in criticized loans was driven by loan downgrades associated with one customer relationship, while the increase in the amounts of classified loans compared to at March 31, 2025 and at June 30, 2024 was driven by loan downgrades. The increase in NPAs compared to at March 31, 2025, was primarily driven by an increase in premium finance loans that were 90+ days past due and accruing. The decrease in NPAs compared to at June 30, 2024, was driven primarily by a reductions in leases that were 90+ days past due and accruing and commercial OREO, partially offset by an increase in residential real estate loans that were on nonaccrual status as of June 30, 2025.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Non-interest-bearing deposits (a)	$1,530,824	$1,526,285	$1,507,661	$1,453,441	$1,472,697
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,058,910	1,087,197	1,085,152	1,065,912	1,083,512
Savings accounts	889,872	894,592	866,959	864,935	880,542
Retail CDs	2,005,322	1,965,978	1,921,415	1,884,139	1,812,874
Money market deposit accounts	927,543	967,331	878,254	894,690	869,159
Governmental deposit accounts	781,949	834,409	775,782	824,136	766,337
Brokered CDs	442,788	458,957	554,982	495,904	412,653
Total interest-bearing deposits	6,106,384	6,208,464	6,082,544	6,029,716	5,825,077
Total deposits	$7,637,208	$7,734,749	$7,590,205	$7,483,157	$7,297,774
Demand deposits as a percent of total deposits	34%	34%	34%	34%	35%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2025, period-end total deposits decreased $97.5 million compared to at March 31, 2025, driven by decreases of $52.5 million in governmental deposits, $39.8 million in money market deposits, $28.3 million in interest-bearing demand accounts, and $16.2 million in brokered deposits, partially offset by an increase of $39.3 million in retail certificates of deposit. The decrease in governmental deposit accounts was due to the seasonality of those balances while the decrease in brokered deposit accounts was due to a strategic shift to other funding sources at lower rates. The increase in retail certificates of deposits was due to current specials being offered.
Compared to June 30, 2024, period-end deposit balances increased $339.4 million, or 5%. The increase in total deposits was primarily driven by increases of $192.4 million in retail certificates of deposit, $58.4 million in money market deposits, and $58.1 million in non-interest bearing deposits. These were partially offset by a decrease of $24.6 million in interest-bearing demand accounts. The increase in retail certificates of deposits was driven by special promotional rate offerings over the past year.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of June 30, 2025, Peoples had six effective interest rate swaps, with an aggregate notional value of $55.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Short-term borrowings:
FHLB Overnight borrowings	$356,000	$—	$175,000	$—	$295,000
Retail repurchase agreements	23,569	19,228	18,367	12,945	24,733
Bank Term Funding Program ("BTFP")	—	—	—	163,000	163,000
Other short-term borrowings	17,291	—	107	—	—
Total short-term borrowings	$396,860	$19,228	$193,474	$175,945	$482,733
Long-term borrowings:
FHLB advances	$131,580	$131,716	$131,868	$132,157	$132,524
Vantage non-recourse debt	45,429	50,156	51,330	50,059	47,393
Other long-term borrowings	55,382	55,128	54,875	54,608	54,340
Total long-term borrowings	$232,391	$237,000	$238,073	$236,824	$234,257
Total borrowed funds	$629,251	$256,228	$431,547	$412,769	$716,990
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at June 30, 2025 increased compared to at March 31, 2025 due to higher FHLB overnight borrowings. Total borrowed funds decreased compared to at June 30, 2024 due to the payoff of the Bank Term Funding Program, partially offset by an increase in FHLB overnight borrowings.
Capital/Stockholders’ Equity
At June 30, 2025, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2025, Peoples had a capital conservation buffer of 5.71%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Capital Amounts:
Common Equity Tier 1	$857,036	$845,200	$833,128	$821,192	$799,710
Tier 1	888,282	876,246	863,974	851,823	830,126
Total (Tier 1 and Tier 2)	982,928	960,820	946,724	933,679	916,073
Net risk-weighted assets	$7,170,842	$6,986,418	$6,971,490	$6,958,225	$6,814,149
Capital Ratios:
Common Equity Tier 1	11.95%	12.10%	11.95%	11.80%	11.74%
Tier 1	12.39%	12.54%	12.39%	12.24%	12.18%
Total (Tier 1 and Tier 2)	13.71%	13.75%	13.58%	13.42%	13.44%
Tier 1 leverage ratio	9.83%	9.80%	9.73%	9.59%	9.29%
Peoples' risk-based capital ratios at June 30, 2025 decreased when compared to at March 31, 2025 due to the increase in assets, driven by loan growth in the quarter.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Tangible equity:
Total stockholders' equity	$1,153,350	$1,137,821	$1,111,590	$1,124,972	$1,077,833
Less: goodwill and other intangible assets	397,785	400,099	402,422	403,922	406,417
Tangible equity	$755,565	$737,722	$709,168	$721,050	$671,416
Tangible assets:
Total assets	$9,540,608	$9,246,000	$9,254,247	$9,140,471	$9,226,461
Less: goodwill and other intangible assets	397,785	400,099	402,422	403,922	406,417
Tangible assets	$9,142,823	$8,845,901	$8,851,825	$8,736,549	$8,820,044
Tangible book value per common share:
Tangible equity	$755,565	$737,722	$709,168	$721,050	$671,416
Common shares outstanding	35,673,721	35,669,100	35,563,590	35,538,607	35,498,977
Tangible book value per common share	$21.18	$20.68	$19.94	$20.29	$18.91
Tangible equity to tangible assets ratio:
Tangible equity	$755,565	$737,722	$709,168	$721,050	$671,416
Tangible assets	$9,142,823	$8,845,901	$8,851,825	$8,736,549	$8,820,044
Tangible equity to tangible assets	8.26%	8.34%	8.01%	8.25%	7.61%
Tangible book value per common share increased to $21.18 at June 30, 2025 compared to $20.68 at March 31, 2025. The change in tangible book value per common share was due to tangible equity increasing during the second quarter of 2025 primarily due to a decrease in accumulated other comprehensive loss over the last three months. Tangible book value per common share at June 30, 2025 increased compared to at June 30, 2024 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
300	$33,082	9.0%	$10,471	3.0%	$(173,191)	(8.9)%	$(127,697)	(7.2)%
200	24,398	6.7%	7,090	2.0%	(86,948)	(4.5)%	(88,238)	(5.0)%
100	15,288	4.2%	3,678	1.0%	(19,500)	(1.0)%	(45,430)	(2.6)%
(100)	(14,011)	(3.8)%	(9,700)	(2.7)%	(33,717)	(1.7)%	12,016	0.7%
(200)	(26,603)	(7.3)%	(19,818)	(5.6)%	(112,648)	(5.8)%	(3,009)	(0.2)%
(300)	(19,703)	(5.4)%	(19,964)	(5.6)%	(241,704)	(12.4)%	(25,823)	(1.5)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2025, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At June 30, 2025, the bear steepener scenario produced an increase in net interest income of 1.4% and an increase in the economic value of equity of 3.1%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Deposit costs decrease less quickly than variable rate asset yields over a short-term horizon but are mitigated to some extent over a longer horizon, resulting in a decreased amount of net interest income (margin) in a 12 month period and a relatively neutral impact to net interest income (margin) in a 24 month period. At June 30, 2025, the bull steepener scenario produced a decline of 0.9% to net interest income, as the impact of revised assumptions around deposit betas mitigate the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 0.6%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2025, Peoples had entered into six interest rate swap contracts with an aggregate notional value of $55.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2025, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
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
At June 30, 2025, Peoples Bank had liquid assets of $735.9 million, which represented 6.7% of total assets and unfunded loan commitments. Peoples also had an additional $142.7 million of unpledged investment securities not included in the measurement of liquid assets.
Management believes the current mix of short-term liquidity sources, loan and security portfolio cash flows, and availability of other funding sources will allow Peoples to meet anticipated cash obligations, as well as special needs and off-balance sheet commitments.
Off-Balance Sheet Activities and Contractual Obligations
In the normal course of business, Peoples is a party to financial instruments with off-balance sheet risk necessary to meet the financing needs of Peoples' customers. These financial instruments include commitments to extend credit and standby letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Unaudited Consolidated Balance Sheets. The contractual amounts of these instruments express the extent of involvement Peoples has in these financial instruments.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Home equity lines of credit	$268,217	$257,349	$254,168	$248,400	$247,757
Unadvanced construction loans	362,405	350,382	370,086	376,595	371,322
Other loan commitments	791,389	729,254	759,790	815,199	759,121
Loan commitments	$1,422,011	$1,336,985	$1,384,044	$1,440,194	$1,378,200
Standby letters of credit	$6,774	$6,970	$8,398	$9,917	$10,507
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025.  Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended June 30, 2025:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2025	27,181	(1)(2)(3)	$27.62	(1)(2)(3)	17,116	$16,162,672
May 1 – 31, 2025	—		$—		—	$16,162,672
June 1 – 30, 2025	1,937	(2)(3)	$29.48	(2)(3)	—	$16,162,672
Total	29,118		$27.75		17,116	$16,162,672
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were 17,166 common shares repurchased under the share repurchase program during the second quarter of 2025.
(2)Information reported includes 807 common shares and 1,283 common shares purchased in open market transactions during April 2025 and June 2025, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 9,208 and 654 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during April 2025 and June 2025, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)The following details the activity in respect of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended June 30, 2025.

				Trading Arrangement
		Action	Date	Rule 10b5-1*	Total Common Shares to be Sold	Expiration Date
Carol A. Schneeberger	Director	Adopt	6/5/2025	X	12,000	9/8/2026
*Intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2025 (Unaudited) and at December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 2025 and 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 31, 2025	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	July 31, 2025	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer