Form 10-Q
period 2025-09-30
PEOPLES BANCORP INC
filed 2025-10-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,702,963 common shares, without par value, at October 29, 2025.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$120,986	$108,721
Interest-bearing deposits in other banks	69,231	108,943
Total cash and cash equivalents	190,217	217,664
Available-for-sale investment securities, at fair value (amortized cost of $1,078,703 at September 30, 2025 and $1,229,382 at December 31, 2024) (a)	976,906	1,083,555
Held-to-maturity investment securities, at amortized cost (fair value of $872,725 at September 30, 2025 and $692,499 at December 31, 2024) (a)	931,824	774,800
Other investments	63,991	60,132
Total investment securities (a)	1,972,721	1,918,487
Loans and leases, net of deferred fees and costs (b)	6,728,728	6,358,003
Allowance for credit losses	(74,864)	(63,348)
Net loans and leases (c)	6,653,864	6,294,655
Loans held for sale	3,287	2,348
Bank premises and equipment, net of accumulated depreciation	103,581	103,669
Bank owned life insurance	147,097	143,710
Goodwill	363,199	363,199
Other intangible assets	32,336	39,223
Other assets	157,642	171,292
Total assets	$9,623,944	$9,254,247
Liabilities
Deposits:
Non-interest-bearing	$1,536,094	$1,507,661
Interest-bearing	6,096,102	6,082,544
Total deposits	7,632,196	7,590,205
Short-term borrowings	483,590	193,474
Long-term borrowings	227,282	238,073
Accrued expenses and other liabilities	98,100	120,905
Total liabilities	$8,441,168	$8,142,657
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2025 or at December 31, 2024	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,822,901 shares issued at September 30, 2025 and 36,782,601 shares issued at December 31, 2024, including at each date shares held in treasury	870,044	866,844
Retained earnings	421,072	388,109
Accumulated other comprehensive loss, net of deferred income taxes	(77,539)	(110,385)
Treasury stock, at cost, 1,205,765 shares at September 30, 2025 and 1,311,175 shares at December 31, 2024	(30,801)	(32,978)
Total stockholders’ equity	$1,182,776	$1,111,590
Total liabilities and stockholders’ equity	$9,623,944	$9,254,247
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $237, respectively, at both September 30, 2025 and December 31, 2024.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" or "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Interest and fees on loans and leases	$113,157	$116,547	$329,275	$339,729
Interest and dividends on taxable investment securities	17,932	15,132	48,897	43,892
Interest on tax-exempt investment securities	937	988	2,865	2,985
Other interest income	782	953	2,720	5,377
Total interest income	132,808	133,620	383,757	391,983
Interest expense:
Interest on deposits	33,890	37,249	102,930	104,968
Interest on short-term borrowings	4,044	4,051	5,940	14,457
Interest on long-term borrowings	3,525	3,408	10,706	10,393
Total interest expense	41,459	44,708	119,576	129,818
Net interest income	91,349	88,912	264,181	262,165
Provision for credit losses	7,280	6,735	34,112	18,520
Net interest income after provision for credit losses	84,069	82,177	230,069	243,645
Non-interest income:
Electronic banking income	6,538	6,359	18,695	18,875
Trust and investment income	5,414	4,882	15,756	14,480
Insurance income	4,469	4,271	15,072	14,878
Deposit account service charges	4,274	4,520	12,348	13,082
Lease income	3,622	3,045	11,257	7,208
Bank owned life insurance income	1,143	460	3,388	2,997
Mortgage banking income	245	1,051	861	1,615
Net loss on asset disposals and other transactions	(478)	(795)	(1,119)	(1,564)
Net loss on investment securities	(2,580)	(74)	(2,582)	(428)
Other non-interest income	1,180	1,075	4,130	3,134
Total non-interest income	23,827	24,794	77,806	74,277
Non-interest expense:
Salaries and employee benefit costs	38,698	37,085	117,412	112,542
Data processing and software expense	7,356	6,111	21,717	18,623
Net occupancy and equipment expense	5,896	5,905	17,198	18,330
Professional fees	2,798	2,896	9,495	8,798
Amortization of other intangible assets	2,211	2,786	6,635	8,361
Electronic banking expense	2,161	1,844	6,204	5,566
Other loan expenses	1,385	1,178	3,717	3,290
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,284	1,241	3,786	3,678
Operating lease expense	1,039	1,010	3,077	2,437
Marketing expense	1,001	971	2,622	2,708
Franchise tax expense	916	917	2,523	2,558
Travel and entertainment expense	796	795	2,009	1,933
Communication expense	664	814	2,110	2,349
Other non-interest expense	3,689	2,537	12,538	12,140
Total non-interest expense	69,894	66,090	211,043	203,313
Income before income taxes	38,002	40,881	96,832	114,609
Income tax expense	8,526	9,197	21,808	24,334
Net income	$29,476	$31,684	$75,024	$90,275
Earnings per common share - basic	$0.83	$0.90	$2.13	$2.57
Earnings per common share - diluted	$0.83	$0.89	$2.10	$2.55
Weighted-average number of common shares outstanding - basic	35,003,054	34,793,704	34,957,341	34,766,281
Weighted-average number of common shares outstanding - diluted	35,398,809	35,199,383	35,327,816	35,106,712
Cash dividends declared	$14,655	$14,174	$43,498	$42,116
Cash dividends declared per common share	$0.41	$0.40	$1.22	$1.19

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$29,476	$31,684	$75,024	$90,275
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding gain arising during the period	14,218	37,723	41,445	26,414
Related tax expense	(3,315)	(8,779)	(9,662)	(6,203)
Reclassification adjustment for net gain included in net income	2,580	74	2,582	428
Related tax expense	(602)	(18)	(602)	(100)
Net effect on other comprehensive income	12,881	29,000	33,763	20,539
Cash flow hedges:
Net gain (loss) arising during the period	54	(998)	(234)	528
Related tax (expense) benefit	(12)	232	55	(123)
Reclassification adjustment for net loss included in net income	(248)	(700)	(962)	(2,413)
Related tax benefit	58	163	224	563
Net effect on other comprehensive income	(148)	(1,303)	(917)	(1,445)
Total other comprehensive income, net of tax	12,733	27,697	32,846	19,094
Total comprehensive income	$42,209	$59,381	$107,870	$109,369

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350
Net income	—	29,476	—	—	29,476
Other comprehensive income, net of tax	—	—	12,733	—	12,733
Cash dividends declared	—	(14,655)	—	—	(14,655)
Reissuance of treasury stock for common share awards	(222)	—	—	222	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(208)	(208)
Common shares issued under dividend reinvestment plan	554	—	—	—	554
Common shares issued under compensation plan for Boards of Directors	20	—	—	111	131
Common shares issued under employee stock purchase plan	36	—	—	197	233
Stock-based compensation	1,163	—	—	—	1,163
Other	—	(1)	—	—	(1)
Balance, September 30, 2025	$870,044	$421,072	$(77,539)	$(30,801)	$1,182,776

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	75,024	—	—	75,024
Other comprehensive income, net of tax	—	—	32,846	—	32,846
Cash dividends declared	—	(43,498)	—	—	(43,498)
Reissuance of treasury stock for common share awards	(3,621)	—	—	3,621	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,331)	(2,331)
Common shares repurchased under share repurchase program	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	1,591	—	—	—	1,591
Common shares issued under compensation plan for Boards of Directors	59	—	—	319	378
Common shares issued under employee stock purchase plan	120	—	—	654	774
Stock-based compensation	5,051	—	—	—	5,051
Other	—	1,437	—	—	1,437
Balance, September 30, 2025	$870,044	$421,072	$(77,539)	$(30,801)	$1,182,776

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2024	$863,975	$357,886	$(110,193)	$(33,835)	$1,077,833
Net income	—	31,684	—	—	31,684
Other comprehensive income, net of tax	—	—	27,697	—	27,697
Cash dividends declared	—	(14,174)	—	—	(14,174)
Reissuance of treasury stock for common share awards	(235)	—	—	235	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(170)	(170)
Common shares issued under dividend reinvestment plan	291	—	—	—	291
Common shares issued under compensation plan for Boards of Directors	19	—	—	96	115
Common shares issued under employee stock purchase plan	82	—	—	420	502
Stock-based compensation	1,194	—	—	—	1,194
Balance, September 30, 2024	$865,326	$375,396	$(82,496)	$(33,254)	$1,124,972

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	90,275	—	—	90,275
Other comprehensive income, net of tax	—	—	19,094	—	19,094
Cash dividends declared	—	(42,116)	—	—	(42,116)
Reissuance of treasury stock for common share awards	(6,833)	—	—	6,833	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,221)	(1,221)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	1,165	—	—	—	1,165
Common shares issued under compensation plan for Boards of Directors	61	—	—	315	376
Common shares issued under employee stock purchase plan	176	—	—	817	993
Stock-based compensation	5,530	—	—	—	5,530
Balance, September 30, 2024	$865,326	$375,396	$(82,496)	$(33,254)	$1,124,972

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2025	2024
Net cash provided by operating activities	$99,402	$103,230
Investing activities:
Available-for-sale investment securities:
Purchases	(27,934)	(203,702)
Proceeds from sales	72,831	—
Proceeds from principal payments, calls and prepayments	102,487	196,067
Held-to-maturity investment securities:
Purchases	(290,236)	(110,406)
Proceeds from principal payments	134,114	100,528
Other investments:
Purchases	(35,076)	(18,824)
Proceeds from sales	31,756	27,071
Net increase in loans held for investment	(384,463)	(108,058)
Net expenditures for premises and equipment	(5,912)	(6,625)
Proceeds from sales of other real estate owned	187	10
Business acquisitions, net of cash received	—	(245)
Proceeds from bank owned life insurance contracts	—	486
Investment in limited partnership and tax credit funds	—	(2,919)
Other	(1,150)	—
Net cash used in investing activities	(403,396)	(126,617)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	28,433	(114,208)
Net increase in interest-bearing deposits	13,056	445,012
Net increase (decrease) in short-term borrowings	290,116	(425,176)
Proceeds from long-term borrowings	8,328	45,872
Payments on long-term borrowings	(19,879)	(26,217)
Cash dividends paid	(43,498)	(42,116)
Purchase of treasury stock under share repurchase program	(455)	(3,000)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,331)	(1,221)
Proceeds from issuance of common shares	1,481	1,130
Other	1,296	296
Net cash provided by (used in) financing activities	276,547	(119,628)
Net decrease in cash and cash equivalents	(27,447)	(143,015)
Cash and cash equivalents at beginning of period	217,664	426,722
Cash and cash equivalents at end of period	$190,217	$283,707

Supplemental cash flow information:
Interest paid	$117,759	$125,979
Income taxes paid	17,743	20,383
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	—	235
Noncash recognition of new leases	1,333	1,130
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after September 30, 2025 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities or total stockholders’ equity. The impact of such changes are not considered material to Peoples' financial statements. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2024, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2024 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Refer to "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2024 Form 10-K for the impact of recently adopted standards impacting Peoples. Unless otherwise discussed, management believes the impact of any recently adopted standards will not have a material impact on Peoples' financial statements taken as a whole.
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

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2025		December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$—	$17,696	$893	$14,303
U.S. government sponsored agencies	—	164,132	—	209,083
States and political subdivisions	—	186,822	—	196,301
Residential mortgage-backed securities	—	561,517	—	601,802
Commercial mortgage-backed securities	—	42,510	—	55,065
Bank-issued trust preferred securities	—	4,229	—	6,108
Total available-for-sale securities	$—	$976,906	$893	$1,082,662
Equity investment securities (a)	168	246	197	244
Nonqualified deferred compensation (a) (b)	6,250	—	4,898	—
Derivative assets (c)	—	10,621	—	18,743
Liabilities:
Derivative liabilities (d)	$—	$10,007	$—	$17,046
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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2025 and December 31, 2024.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2025		December 31, 2024
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$5,232	$—	$4,375
Loans held for sale (a)	982	—	1,499	—
Other real estate owned	—	—	—	5,891
(a) Loans held for sale are presented gross of a valuation allowance of $56 and $166 at September 30, 2025 and at December 31, 2024, respectively.

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
Other Real Estate Owned ("OREO"): OREO, included in "Other assets" on the Unaudited Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches, including the comparable sales and income approaches. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available (Level 3).

Financial Instruments Not Required to be Measured or Reported at Fair Value
The following table provides the carrying amount for each class of assets and liabilities and the fair value for certain financial instruments that are not required to be measured or reported at fair value on the Unaudited Consolidated Balance Sheets.

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$190,217	190,217	$217,664	$217,664
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	255,888	248,476	233,302	223,294
States and political subdivisions (a)	2	142,106	115,448	142,691	110,848
Residential mortgage-backed securities	2	438,101	425,908	300,290	276,278
Commercial mortgage-backed securities	2	95,966	82,893	98,754	82,079
Total held-to-maturity securities		932,061	872,725	775,037	692,499
Other investments:
Other investments at cost:
Federal Home Loan Bank ("FHLB") stock	3	26,013	26,013	24,606	24,606
Federal Reserve Bank ("FRB") stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	4,200	4,200	3,073	3,073
Total other investments at cost		57,327	57,327	54,793	54,793
Loans and leases, net of deferred fees and costs (c)	3	6,728,728	6,693,002	6,358,003	6,240,751
Bank owned life insurance	2	147,097	147,097	143,710	143,710
Liabilities:
Deposits	2	$7,632,196	$6,999,350	$7,590,205	$6,713,360
Short-term borrowings	2	483,590	483,586	193,474	192,964
Long-term borrowings	2	227,282	247,326	238,073	258,195
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $237 at both September 30, 2025 and December 31, 2024.
(b)     "Other investments", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2025 and at December 31, 2024, which are reported in the "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis"
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $74.9 million and $63.3 million at September 30, 2025 and at December 31, 2024, respectively.

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
Bank Owned Life Insurance: Peoples' bank owned life insurance ("BOLI") policies are recorded at their cash surrender value, which approximates fair value (Level 2). Peoples recognizes tax-exempt income from the periodic increases in the cash surrender value of these policies and from death benefits.
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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Obligations of:
U.S. Treasury and government agencies	$17,582	$158	$(44)	$17,696
U.S. government sponsored agencies	171,182	317	(7,367)	164,132
States and political subdivisions	208,505	139	(21,822)	186,822
Residential mortgage-backed securities	627,961	1,692	(68,136)	561,517
Commercial mortgage-backed securities	48,973	—	(6,463)	42,510
Bank-issued trust preferred securities	4,500	1	(272)	4,229
Total available-for-sale securities	$1,078,703	$2,307	$(104,104)	$976,906
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$15,317	$87	$(208)	$15,196
U.S. government sponsored agencies	224,167	53	(15,137)	209,083
States and political subdivisions	225,074	16	(28,789)	196,301
Residential mortgage-backed securities	693,886	1,391	(93,475)	601,802
Commercial mortgage-backed securities	64,438	36	(9,409)	55,065
Bank-issued trust preferred securities	6,500	—	(392)	6,108
Total available-for-sale securities	$1,229,382	$1,583	$(147,410)	$1,083,555

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale investment securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Gross gains realized	$120	$347	$145	$347
Gross losses realized	(2,700)	(421)	(2,727)	(775)
Net loss realized	$(2,580)	$(74)	$(2,582)	$(428)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2025
Obligations of:
U.S. Treasury and government agencies	$10,694	$37	6	$1,349	$7	6	$12,043	$44
U.S. government sponsored agencies	30,639	371	4	115,692	6,996	27	146,331	7,367
States and political subdivisions	6,993	159	10	165,192	21,663	148	172,185	21,822
Residential mortgage-backed securities	23,837	10	4	489,167	68,126	256	513,004	68,136
Commercial mortgage-backed securities	728	5	2	41,210	6,458	23	41,938	6,463
Bank-issued trust preferred securities	—	—	—	3,728	272	2	3,728	272
Total	$72,891	$582	26	$816,338	$103,522	462	$889,229	$104,104
December 31, 2024
Obligations of:
U.S. Treasury and government agencies	$10,003	$174	11	$2,299	$34	10	$12,302	$208
U.S. government sponsored agencies	130,518	5,816	27	70,982	9,321	13	201,500	15,137
States and political subdivisions	28,400	1,188	55	160,210	27,601	138	188,610	28,789
Residential mortgage-backed securities	85,043	2,300	69	482,609	91,175	256	567,652	93,475
Commercial mortgage-backed securities	2,868	93	5	46,619	9,316	24	49,487	9,409
Bank-issued trust preferred securities	493	7	1	5,614	385	3	6,107	392
Total	$257,325	$9,578	168	$768,333	$137,832	444	$1,025,658	$147,410
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At September 30, 2025, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2025, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2025 and December 31, 2024 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for 12 months or more at September 30, 2025 was attributable to the subordinated nature of the trust preferred securities.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at September 30, 2025. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$262	$845	$11,227	$5,248	$17,582
U.S. government sponsored agencies	1,496	32,513	77,020	60,153	171,182
States and political subdivisions	5,645	42,732	71,598	88,530	208,505
Residential mortgage-backed securities	—	1,588	43,604	582,769	627,961
Commercial mortgage-backed securities	635	6,427	23,939	17,972	48,973
Bank-issued trust preferred securities	—	1,500	3,000	—	4,500
Total available-for-sale securities	$8,038	$85,605	$230,388	$754,672	$1,078,703
Fair value
Obligations of:
U.S. Treasury and government agencies	$261	$848	$11,330	$5,257	$17,696
U.S. government sponsored agencies	1,480	29,996	74,278	58,378	164,132
States and political subdivisions	5,611	40,371	63,300	77,540	186,822
Residential mortgage-backed securities	—	1,536	41,534	518,447	561,517
Commercial mortgage-backed securities	635	6,049	20,924	14,902	42,510
Bank-issued trust preferred securities	—	1,471	2,758	—	4,229
Total available-for-sale securities	$7,987	$80,271	$214,124	$674,524	$976,906
Total weighted-average yield	2.48%	2.02%	2.94%	2.76%	2.74%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2025
Obligations of:
U.S. government sponsored agencies	$255,888	$—	$625	$(8,037)	$248,476
States and political subdivisions	142,106	(237)	95	(26,516)	115,448
Residential mortgage-backed securities	438,101	—	4,168	(16,361)	425,908
Commercial mortgage-backed securities	95,966	—	—	(13,073)	82,893
Total held-to-maturity investment securities	$932,061	$(237)	$4,888	$(63,987)	$872,725
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$233,302	$—	$219	$(10,227)	$223,294
States and political subdivisions	142,691	(237)	110	(31,716)	110,848
Residential mortgage-backed securities	300,290	—	281	(24,293)	276,278
Commercial mortgage-backed securities	98,754	—	—	(16,675)	82,079
Total held-to-maturity investment securities	$775,037	$(237)	$610	$(82,911)	$692,499
There were no sales of held-to-maturity investment securities during the periods ended September 30, 2025 or December 31, 2024.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of People's held-to maturity investment securities are agency-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity investment securities at both September 30, 2025, and December 31, 2024.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2025
Obligations of:
U.S. government sponsored agencies	$102,454	$1,154	12	$78,314	$6,883	19	$180,768	$8,037
States and political subdivisions	924	79	1	111,365	26,437	66	112,289	26,516
Residential mortgage-backed securities	37,817	322	7	152,215	16,039	47	190,032	16,361
Commercial mortgage-backed securities	1,560	12	1	79,332	13,061	32	80,892	13,073
Total	$142,755	$1,567	21	$421,226	$62,420	164	$563,981	$63,987
December 31, 2024
Obligations of:
U.S. government sponsored agencies	$150,390	$2,464	29	$38,901	$7,763	11	$189,291	$10,227
States and political subdivisions	957	44	1	106,716	31,672	66	107,673	31,716
Residential mortgage-backed securities	116,576	2,808	27	130,556	21,485	43	247,132	24,293
Commercial mortgage-backed securities	9,603	1,381	5	70,476	15,294	29	80,079	16,675
Total	$277,526	$6,697	62	$346,649	$76,214	149	$624,175	$82,911
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at September 30, 2025. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at September 30, 2025. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$2,916	$5,693	$119,659	$127,620	$255,888
States and political subdivisions	2,799	6,581	27,522	105,204	142,106
Residential mortgage-backed securities	48	—	3,594	434,459	438,101
Commercial mortgage-backed securities	2,000	8,836	39,577	45,553	95,966
Total held-to-maturity investment securities	$7,763	$21,110	$190,352	$712,836	$932,061
Fair value
Obligations of:
U.S. government sponsored agencies	$2,881	$5,412	$118,768	$121,415	$248,476
States and political subdivisions	2,799	6,375	23,182	83,092	115,448
Residential mortgage-backed securities	48	—	3,247	422,613	425,908
Commercial mortgage-backed securities	2,000	8,257	34,815	37,821	82,893
Total held-to-maturity investment securities	$7,728	$20,044	$180,012	$664,941	$872,725
Total weighted-average yield	1.90%	1.93%	3.93%	4.21%	4.08%

Other Investments
Peoples' other investments on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investments:

(Dollars in thousands)	September 30, 2025	December 31, 2024
FHLB stock	$26,013	$24,606
FRB stock	27,114	27,114
Nonqualified deferred compensation	6,250	4,898
Equity investment securities	3,745	2,645
Other investments	869	869
Total other investments	$63,991	$60,132
During the nine months ended September 30, 2025, Peoples redeemed $31.7 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $33.1 million of additional FHLB stock during the nine months ended September 30, 2025, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended September 30, 2025 and 2024, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in an unrealized loss of $26,000 and an unrealized gain of $12,000, respectively. For the nine months ended September 30, 2025 and 2024, Peoples recognized an unrealized loss of $28,000 and an unrealized gain of $81,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income."
At September 30, 2025, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at September 30, 2025.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2025	December 31, 2024

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$406,307	$505,963
Held-to-maturity	718,780	563,014
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	4,099	3,119
Held-to-maturity	90,298	1,215
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $10.9 million at September 30, 2025 and $9.9 million at December 31, 2024.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Construction	$261,048	$328,388
Commercial real estate, other	2,369,396	2,156,013
Commercial and industrial	1,489,505	1,347,645
Premium finance	273,297	269,435
Leases	382,753	406,598
Residential real estate	875,773	835,101
Home equity lines of credit	247,383	232,661
Consumer, indirect	710,385	669,857
Consumer, direct	118,206	111,052
Deposit account overdrafts	982	1,253
Total loans, at amortized cost	$6,728,728	$6,358,003
The table above includes net deferred loan origination costs of $20.1 million and $20.2 million at September 30, 2025 and at December 31, 2024, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $11.4 million and $19.5 million at September 30, 2025 and at December 31, 2024, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $23.9 million at September 30, 2025 and $23.1 million at December 31, 2024.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	$3,861	$—	$7,136	$227
Commercial and industrial	6,258	163	6,809	78
Premium finance	—	2,492	—	4,947
Leases	11,338	496	8,850	803
Residential real estate	8,249	1,432	7,329	2,166
Home equity lines of credit	1,336	28	1,498	213
Consumer, indirect	2,563	160	2,374	159
Consumer, direct	284	127	133	44
Total loans, at amortized cost	$33,889	$4,898	$34,129	$8,637
(a) There were $1.9 million and $5.7 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2025 and at December 31, 2024, respectively.

During the first nine months of 2025, nonaccrual loans decreased slightly compared to at December 31, 2024, which was primarily due to decreases in other commercial real estate and commercial and industrial loans, partially offset by an uptick in nonaccrual leases and residential real estate loans. The decrease in accruing loans 90+ days past due at September 30, 2025, when compared to at December 31, 2024, was primarily due to reductions in accruing 90+ days past due premium finance loans and residential real estate loans of $2.5 million and $0.7 million, respectively. The delinquent premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the most, if not all of the receivable from the insurer.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2025
Construction	$—	$—	$—	$—	$261,048	$261,048
Commercial real estate, other	5,423	2,457	2,904	10,784	2,358,612	2,369,396
Commercial and industrial	1,909	495	5,086	7,490	1,482,015	1,489,505
Premium finance	1,880	996	2,492	5,368	267,929	273,297
Leases	2,907	6,733	11,549	21,189	361,564	382,753
Residential real estate	2,616	3,782	4,806	11,204	864,569	875,773
Home equity lines of credit	1,924	473	604	3,001	244,382	247,383
Consumer, indirect	6,429	1,162	1,331	8,922	701,463	710,385
Consumer, direct	534	211	305	1,050	117,156	118,206
Deposit account overdrafts	—	—	—	—	982	982
Total loans, at amortized cost	$23,622	$16,309	$29,077	$69,008	$6,659,720	$6,728,728
December 31, 2024
Construction	$—	$—	$—	$—	$328,388	$328,388
Commercial real estate, other	1,300	1,585	6,008	8,893	2,147,120	2,156,013
Commercial and industrial	1,651	583	4,551	6,785	1,340,860	1,347,645
Premium finance	3,863	456	4,947	9,266	260,169	269,435
Leases	10,941	5,241	9,575	25,757	380,841	406,598
Residential real estate	11,481	3,038	5,271	19,790	815,311	835,101
Home equity lines of credit	1,473	317	1,093	2,883	229,778	232,661
Consumer, indirect	7,568	1,522	1,326	10,416	659,441	669,857
Consumer, direct	884	113	138	1,135	109,917	111,052
Deposit account overdrafts	—	—	—	—	1,253	1,253
Total loans, at amortized cost	$39,161	$12,855	$32,909	$84,925	$6,273,078	$6,358,003
Delinquency trends improved slightly, as 99.0% of Peoples' loan portfolio was considered “current” at September 30, 2025, compared to 98.7% at December 31, 2024.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Loans pledged to FHLB	$1,262,210	$1,218,496
Loans pledged to FRB	479,267	527,989
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2025:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Construction
Pass	$49,861	$79,937	$116,066	$991	$6,533	$5,040	$—	$512	$258,428
Substandard	—	—	1,125	1,495	—	—	—	—	2,620
Total	49,861	79,937	117,191	2,486	6,533	5,040	—	512	261,048
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	250,913	186,063	350,878	385,044	341,179	692,324	38,645	1,844	2,245,046
Special mention	85	8,596	2,606	611	4,852	27,224	133	—	44,107
Substandard	—	680	1,362	15,809	27,614	34,214	554	2,423	80,233
Doubtful	—	—	—	—	—	10	—	—	10
Total	250,998	195,339	354,846	401,464	373,645	753,772	39,332	4,267	2,369,396
Current period gross charge-offs (a)	—	—	—	156	—	121			277
Commercial and industrial
Pass	266,963	253,929	181,349	103,836	110,948	225,164	236,280	5,636	1,378,469

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Special mention	901	90	2,986	1,301	3,014	11,794	41,832	15	61,918
Substandard	137	4,419	3,452	11,372	13,226	4,292	11,329	5,268	48,227
Doubtful	—	—	—	850	—	41	—	—	891
Total	268,001	258,438	187,787	117,359	127,188	241,291	289,441	10,919	1,489,505
Current period gross charge-offs (a)	50	19	161	540	159	479			1,408
Premium Finance
Pass	258,474	14,348	475	—	—	—	—	—	273,297
Total	258,474	14,348	475	—	—	—	—	—	273,297
Current period gross charge-offs (a)	7	126	106	30	—	—			269
Leases
Pass	128,431	105,310	83,397	34,169	12,608	3,803	—	—	367,718
Special mention	26	754	2,272	658	37	1	—	—	3,748
Substandard	293	2,048	2,453	888	373	30	—	—	6,085
Doubtful	—	1,363	1,959	1,588	292	—	—	—	5,202
Total	128,750	109,475	90,081	37,303	13,310	3,834	—	—	382,753
Current period gross charge-offs (a)	73	2,234	6,319	5,364	1,220	473			15,683
Residential real estate
Pass	86,319	69,638	58,908	79,796	120,795	449,404	—	—	864,860
Substandard	—	550	1,312	211	1,054	7,728	—	—	10,855
Loss	—	—	—	4	10	44	—	—	58
Total	86,319	70,188	60,220	80,011	121,859	457,176	—	—	875,773
Current period gross charge-offs (a)	—	—	27	8	39	139			213
Home equity lines of credit
Pass	39,014	53,024	34,066	35,733	24,843	59,804	22	3,362	246,506
Substandard	—	—	50	257	16	554	—	—	877
Total	39,014	53,024	34,116	35,990	24,859	60,358	22	3,362	247,383
Current period gross charge-offs (a)	—	—	36	—	—	3			39
Consumer, indirect
Pass	244,216	183,330	124,490	98,441	32,788	24,003	—	—	707,268
Substandard	371	529	702	674	390	350	—	—	3,016
Loss	15	34	16	22	11	3	—	—	101
Total	244,602	183,893	125,208	99,137	33,189	24,356	—	—	710,385
Current period gross charge-offs (a)	582	1,658	1,600	915	278	133			5,166
Consumer, direct
Pass	49,443	26,983	17,273	13,754	5,756	4,617	—	—	117,826

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans		Total Loans
Substandard	—	38	196	65	30	36	—	—	365
Loss	—	—	14	—	1	—	—	—	15
Total	49,443	27,021	17,483	13,819	5,787	4,653	—	—	118,206
Current period gross charge-offs (a)	239	119	83	72	18	10			541
Deposit account overdrafts	982	—	—	—	—	—	—	—	982
Current period gross charge-offs (a)	834	—	—	—	—	—			834
Total loans, at amortized cost	1,376,444	991,663	987,407	787,569	706,370	1,550,480	328,795	19,060	6,728,728
Total current period gross charge-offs (a)	$1,785	$4,156	$8,332	$7,085	$1,714	$1,358			$24,430
(a) Current period gross charge-offs are for the nine months ended as of September 30, 2025.
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2024:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$69,862	$162,605	$47,133	$30,592	$1,845	$13,540	$—	$—	$325,577
Special mention	—	—	—	—	—	115	—	—	115
Substandard	—	1,161	1,535	—	—	—	—	—	2,696
Total	69,862	163,766	48,668	30,592	1,845	13,655	—	—	328,388
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	130,971	219,105	366,256	337,905	201,367	751,415	41,122	—	2,048,141
Special mention	271	2,923	11,876	7,197	5,107	10,689	288	—	38,351
Substandard	145	1,073	2,460	18,851	9,234	37,136	612	—	69,511
Doubtful	—	—	—	—	—	10	—	—	10
Total	131,387	223,101	380,592	363,953	215,708	799,250	42,022	—	2,156,013
Current period gross charge-offs (a)	—	—	376	—	—	55			431
Commercial and industrial
Pass	311,631	202,929	134,558	148,288	66,102	152,143	229,821	4,779	1,245,472
Special mention	779	9,019	10,886	4,449	12,049	13,537	19,465	—	70,184
Substandard	200	99	4,791	11,429	3,850	4,430	5,045	49	29,844
Doubtful	—	—	1,987	—	—	158	—	—	2,145
Total	312,610	212,047	152,222	164,166	82,001	170,268	254,331	4,828	1,347,645
Current period gross charge-offs (a)	—	14	—	17	105	532			668
Premium finance
Pass	265,504	3,837	94	—	—	—	—	—	269,435
Total	265,504	3,837	94	—	—	—	—	—	269,435

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current period gross charge-offs (a)	67	109	33	—	—	—			209
Leases
Pass	175,449	125,664	61,064	24,181	4,661	2,153	—	—	393,172
Special mention	791	1,529	1,140	365	5	—	—	—	3,830
Substandard	351	2,108	1,777	193	8	—	—	—	4,437
Doubtful	170	2,127	1,859	624	110	269	—	—	5,159
Total	176,761	131,428	65,840	25,363	4,784	2,422	—	—	406,598
Current period gross charge-offs (a)	1,315	5,623	5,421	2,308	301	138			15,106
Residential real estate
Pass	77,130	66,712	85,045	128,359	52,090	414,574	—	—	823,910
Substandard	321	1,088	161	980	306	8,087	—	—	10,943
Loss	—	4	—	—	—	244	—	—	248
Total	77,451	67,804	85,206	129,339	52,396	422,905	—	—	835,101
Current period gross charge-offs (a)	—	—	46	5	—	237			288
Home equity lines of credit
Pass	54,724	37,417	37,752	27,430	16,583	57,303	24	731	231,233
Substandard	—	138	163	16	34	1,069	—	—	1,420
Loss	—	—	—	—	—	8	—	—	8
Total	54,724	37,555	37,915	27,446	16,617	58,380	24	731	232,661
Current period gross charge-offs (a)	—	—	—	—	—	11			11
Consumer, indirect
Pass	239,584	176,115	148,210	56,846	30,231	16,129	—	—	667,115
Substandard	269	557	681	618	312	251	—	—	2,688
Loss	14	—	16	14	—	10	—	—	54
Total	239,867	176,672	148,907	57,478	30,543	16,390	—	—	669,857
Current period gross charge-offs (a)	497	2,207	1,880	691	141	763			6,179
Consumer, direct
Pass	45,978	25,605	21,544	9,614	4,180	3,884	—	—	110,805
Substandard	18	65	46	29	4	73	—	—	235
Loss	—	4	—	—	—	8	—	—	12
Total	45,996	25,674	21,590	9,643	4,184	3,965	—	—	111,052
Current period gross charge-offs (a)	2	154	212	51	12	247			678
Deposit account overdrafts	1,253	—	—	—	—	—	—	—	1,253
Current period gross charge-offs (a)	1,542	—	—	—	—	—			1,542
Total loans, at amortized cost	1,375,415	1,041,884	941,034	807,980	408,078	1,487,235	296,377	5,559	6,358,003
Current period gross charge-offs (a)	$3,423	$8,107	$7,968	$3,072	$559	$1,983			$25,112
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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial real estate, other	$687	$2,764
Leases	2,333	652
Commercial and industrial	2,212	959
Total collateral dependent loans	$5,232	$4,375
Collateral dependent loans increased at September 30, 2025, compared to December 31, 2024, and were driven by the inclusion of three large NSL relationships and two large commercial and industrial relationships, both totaling approximately $1.9 million each.
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
The allowance for credit losses for loans modified for borrowers experiencing financial difficulty is determined based on the allowance for credit losses policy as described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2024 Form 10-K.
The following tables display the amortized cost of loans that were restructured during the three and nine months ended September 30, 2025 and September 30, 2024, presented by loan classification.

(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)
During the Three Months Ended September 30, 2025
Commercial real estate	$—	$1,037	$1,037	0.04%
Commercial and industrial	—	2,704	2,704	0.18%
Leases	—	29	29	0.01%
Home equity lines of credit	—	47	47	0.02%
Total	$—	$3,817	$3,817	0.06%

During the Three Months Ended September 30, 2024
Commercial real estate	$—	$561	$561	0.03%
Commercial and industrial	—	9,057	9,057	0.72%
Leases	14	637	651	0.15%
Residential real estate	—	17	17	—%
Consumer, indirect	14	1	15	—%
Total	$28	$10,273	$10,301	0.16%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(c) Each with --% is considered not meaningful.

(Dollars in thousands)	Payment Deferral	Term Extension	Principal Forgiveness	Total	Percentage of Total by Loan Category(a)(b)(c)
During the Nine Months Ended September 30, 2025
Commercial real estate	$—	$3,084	$—	$3,084	0.13%
Commercial and industrial	—	10,880	—	10,880	0.73%
Leases	6	29	39	74	0.02%
Residential real estate	—	188	—	188	0.02%
Home equity lines of credit	—	47	—	47	0.02%
Total	$6	$14,228	$39	$14,273	0.21%

During the Nine Months Ended September 30, 2024
Commercial real estate	—	1,122	—	1,122	0.05%
Commercial and industrial	—	19,148	—	19,148	1.53%
Leases	214	637	—	851	0.20%
Residential real estate	—	90	—	90	0.01%
Home equity lines of credit	—	64	—	64	0.03%
Consumer, indirect	14	8	—	22	—%
Total	$228	$21,069	$—	$21,297	0.34%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(c) Each with --% is considered not meaningful.

The following tables summarize the impacts of loan modifications and payment deferrals made to loans during the three and nine months ended September 30, 2025 and September 30, 2024, presented by loan classification.

Weighted-Average Term Extension (in months)
During the Three Months Ended September 30, 2025
Commercial real estate	6
Commercial and industrial	3
Leases	12
Home equity lines of credit	240

During the Three Months Ended September 30, 2024
Commercial real estate	6
Commercial and industrial	7
Leases	12
Residential real estate	1
Consumer, indirect	13

Weighted-Average Term Extension (in months)
During the Nine Months Ended September 30, 2025
Commercial real estate	4
Commercial and industrial	6
Leases	8
Residential real estate	174
Home equity lines of credit	240

During the Nine Months Ended September 30, 2024
Commercial real estate	6
Commercial and industrial	7
Leases	12
Residential real estate	1
Home equity lines of credit	120
Consumer, indirect	3
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

Term Extension(a)
For the Three Months Ended September 30, 2025
Commercial and industrial	405
Total loans that subsequently defaulted	$405

For the Three Months Ended September 30, 2024
Leases	$26
Total loans that subsequently defaulted	$26

For the Nine Months Ended September 30, 2025
Commercial and industrial	423
Total loans that subsequently defaulted	$423

For the Nine Months Ended September 30, 2024
Commercial real estate	$193
Commercial and industrial	28
Leases	26
Residential real estate	73
Total loans that subsequently defaulted	$320
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of loans that were modified during the 12 months prior to September 30, 2025 and September 30, 2024, respectively, presented by classification and class of financing receivable.

As of September 30, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	$—	$—	$—	$—	$3,084	$3,084
Commercial and industrial	—	—	423	423	10,625	11,048
Leases	25	—	—	25	49	74
Residential real estate	—	—	—	—	188	188
Home equity lines of credit	47	—	—	47	92	139
Total loans modified(a)	$72	$—	$423	$495	$14,038	$14,533
(a) Represents the amortized cost basis as of period end.

As of September 30, 2024
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	$—	$—	$193	$193	$2,311	$2,504
Commercial and industrial	50	—	28	78	11,363	11,441
Leases	—	—	26	26	174	200
Residential real estate	—	—	34	34	63	97
Home equity lines of credit	—	—	—	—	120	120
Consumer, indirect	—	—	—	—	7	7
Total loans modified(a)	$50	$—	$281	$331	$14,038	$14,369
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
Changes in the allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2025
Construction	$1,347	$(95)	$—	$—	$1,252
Commercial real estate, other	17,144	1,198	(27)	1	18,316
Commercial and industrial	17,854	488	(472)	26	17,896
Premium finance	794	84	(105)	3	776
Leases	19,633	2,894	(4,930)	443	18,040
Residential real estate	6,113	266	(71)	40	6,348
Home equity lines of credit	1,814	93	(27)	—	1,880
Consumer, indirect	7,643	1,408	(1,607)	418	7,862
Consumer, direct	2,248	400	(290)	27	2,385
Deposit account overdrafts	91	276	(312)	54	109
Total	$74,681	$7,012	$(7,841)	$1,012	$74,864
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2024
Construction	$673	$181	$—	$—	$854
Commercial real estate, other	19,852	(2,713)	—	100	17,239
Commercial and industrial	10,943	907	(259)	1	11,592
Premium finance	763	(19)	(37)	4	711
Leases	15,218	5,449	(3,753)	56	16,970
Residential real estate	5,939	61	—	58	6,058
Home equity lines of credit	1,737	69	(2)	—	1,804
Consumer, indirect	8,654	1,904	(1,820)	186	8,924
Consumer, direct	2,332	181	(162)	19	2,370
Deposit account overdrafts	136	456	(558)	83	117
Total	$66,247	$6,476	$(6,591)	$507	$66,639
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2025
Construction	$878	$374	$—	$—	$1,252
Commercial real estate, other	16,256	2,332	(277)	5	18,316
Commercial and industrial	13,283	5,972	(1,408)	49	17,896
Premium finance	662	371	(269)	12	776
Leases	12,893	19,881	(15,683)	949	18,040
Residential real estate	6,491	(69)	(213)	139	6,348
Home equity lines of credit	1,792	127	(39)	—	1,880
Consumer, indirect	8,576	3,375	(5,166)	1,077	7,862
Consumer, direct	2,396	469	(541)	61	2,385
Deposit account overdrafts	121	598	(834)	224	109
Total	$63,348	$33,430	$(24,430)	$2,516	$74,864
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2023	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2024
Construction	$699	$155	$—	$—	$854
Commercial real estate, other	20,915	(3,567)	(212)	103	17,239
Commercial and industrial	10,490	1,634	(550)	18	11,592
Premium finance	484	357	(146)	16	711
Leases	10,850	13,079	(7,400)	441	16,970
Residential real estate	5,937	56	(144)	209	6,058
Home equity lines of credit	1,588	220	(11)	7	1,804
Consumer, indirect	8,590	4,808	(4,848)	374	8,924
Consumer, direct	2,343	513	(529)	43	2,370
Deposit account overdrafts	115	1,010	(1,232)	224	117
Total	$62,011	$18,265	$(15,072)	$1,435	$66,639
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the third quarter of 2025, Peoples recorded a total provision for credit losses on loans of $7.0 million, which was primarily driven by (i) net charge offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the current expected credit loss ("CECL") model, partially offset by reductions in reserves for individually analyzed loans and leases. Net charge-offs for the third quarter of 2025 were $6.8 million, primarily driven by our NSL division. The increase in the allowance for credit losses at September 30, 2025 when compared to at June 30, 2025, was driven by the loan growth and the deterioration of economic forecasts, partially offset by a decrease in individually analyzed loans and leases.
During the third quarter of 2024, Peoples recorded a provision for credit losses of $6.5 million, which was driven by net charge-offs. Net charge-offs for the third quarter of 2024 were $6.1 million, primarily driven by an increase in charge-offs on leases originated by our North Star Leasing division, partially offset by recoveries of other commercial real estate loans.
Peoples had recorded allowances for unfunded commitments of $2.7 million and $2.0 million as of September 30, 2025 and as of December 31, 2024, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2025	December 31, 2024
Goodwill, beginning of period	$363,199	$362,169
Goodwill recorded from acquisitions	—	1,030
Goodwill, end of period	$363,199	$363,199

Other Intangible Assets
Other intangible assets were comprised of the following at September 30, 2025, and at December 31, 2024:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
September 30, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(35,001)	(28,816)	—	(63,817)
Total acquisition-related intangibles	$19,185	$9,654	$2,491	$31,330
Servicing rights				963
Non-compete agreements				43
Total other intangibles				$32,336
December 31, 2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	550	—	550
Accumulated amortization	(31,545)	(25,723)	—	(57,268)
Total acquisition-related intangibles	$22,641	$12,747	$2,491	$37,879
Servicing rights				1,216
Non-compete agreements				128
Total other intangibles				$39,223
The following table details estimated aggregate future amortization of other intangible assets at September 30, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining three months of 2025	$1,152	$1,030	$27	$2,209
2026	3,736	3,036	16	6,788
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
Thereafter	6,287	967	—	7,254
Total	$19,185	$9,654	$43	$28,882
The weighted average amortization period of other intangible assets is 7.8 years.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Retail certificates of deposits ("CDs"):
$100 or more	$1,153,707	$1,092,261
Less than $100	854,912	829,154
Total Retail CDs	2,008,619	1,921,415
Interest-bearing deposit accounts	1,068,443	1,085,152
Savings accounts	884,230	866,959
Money market deposit accounts	948,177	878,254
Governmental deposit accounts	769,782	775,782
Brokered CDs	416,851	554,982
Total interest-bearing deposits	6,096,102	6,082,544
Non-interest-bearing deposits	1,536,094	1,507,661
Total deposits	$7,632,196	$7,590,205
Uninsured deposits were $2.1 billion at September 30, 2025 and $2.0 billion at December 31, 2024. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered $660.0 million and $656.9 million of the uninsured deposit balances at September 30, 2025 and at December 31, 2024, respectively.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	September 30, 2025	December 31, 2024
3 months or less	$190,092	$180,405
Over 3 to 6 months	119,529	127,329
Over 6 to 12 months	118,784	91,197
Over 12 months	23,869	18,044
Total	$452,274	$416,975

The contractual maturities of CDs for each of the next five years, including the remainder of 2025, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2025	$799,757	$217,307	$1,017,064
Year ending December 31, 2026	1,169,599	42,806	1,212,405
Year ending December 31, 2027	23,598	87,121	110,719
Year ending December 31, 2028	7,367	23,784	31,151
Year ending December 31, 2029	5,168	45,833	51,001
Thereafter	3,130	—	3,130
Total CDs	$2,008,619	$416,851	$2,425,470
At September 30, 2025, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the nine months ended September 30, 2025:

	Common Shares	Treasury Stock
Shares at December 31, 2024	36,782,601	1,311,175
Changes related to stock-based compensation awards:
Release of restricted common shares	—	63,246
Cancellation of restricted common shares	—	50,774
Grant of restricted common shares	—	(191,635)
Grant of unrestricted common shares	—	(2,700)
Purchase of treasury stock	—	9,633
Disbursed out of treasury stock	—	(13,564)
Common shares repurchased under share repurchase program	—	17,166
Common shares issued under dividend reinvestment plan	40,300	—
Common shares issued under compensation plan for Boards of Directors	—	(12,550)
Common shares issued under employee stock purchase plan	—	(25,780)
Shares at September 30, 2025	36,822,901	1,205,765
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of September 30, 2025, Peoples had repurchased an aggregate of 488,473 common shares totaling $13.9 million under the share repurchase program. During the third quarter of 2025, there were no purchases under the share repurchase program. Peoples repurchased 17,166 common shares totaling $0.5 million during the first nine months of 2025, which occurred during the second quarter of 2025. Peoples repurchased 100,905 common shares totaling $3.0 million during the first nine months of 2024, which occurred during the first quarter of 2024.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At September 30, 2025, Peoples had no preferred shares issued or outstanding.
On October 20, 2025, Peoples' Board of Directors declared a quarterly cash dividend of $0.41 per common share, payable on November 18, 2025, to shareholders of record on November 4, 2025. The following table details the cash dividends declared per common share during the four quarters of 2025 and the comparable periods of 2024:

	2025	2024
First quarter	$0.40	$0.39
Second quarter	0.41	0.40
Third quarter	0.41	0.40
Fourth quarter	0.41	0.40
Total dividends declared	$1.63	$1.59

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the nine months ended September 30, 2025, as related items impact the income statement:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2024	$(111,829)	$1,444	$(110,385)
Reclassification adjustments to net income:
Realized gain on securities, net of tax	1,980	—	1,980
Other comprehensive income (loss), net of reclassifications and tax	31,783	(917)	30,866
Balance, September 30, 2025	$(78,066)	$527	$(77,539)

Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $4.7 million during the nine months ended September 30, 2025 and $4.5 million during the nine months ended September 30, 2024.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2025	2024	2025	2024
Net income available to common shareholders	$29,476	$31,684	$75,024	$90,275
Less: Dividends paid on unvested common shares	208	216	628	576
Less: Undistributed income allocated to unvested common shares	46	63	100	183
Net earnings allocated to common shareholders	$29,222	$31,405	$74,296	$89,516

Weighted-average common shares outstanding	35,003,054	34,793,704	34,957,341	34,766,281
Effect of potentially dilutive common shares	395,755	405,679	370,475	340,431
Total weighted-average diluted common shares outstanding	35,398,809	35,199,383	35,327,816	35,106,712

Earnings per common share:
Basic	$0.83	$0.90	$2.13	$2.57
Diluted	$0.83	$0.89	$2.10	$2.55
Anti-dilutive common shares excluded from calculation:
Restricted common shares	17,634	5,393	17,634	5,393
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2025, Peoples had entered into five interest rate swap contracts with an aggregate notional value of $45.0 million. Peoples will pay a fixed rate of interest for up to three years while receiving a floating rate component of interest equal to the term secured overnight financing rate ("SOFR"). The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At both September 30, 2025 and December 31, 2024, the interest rate swaps were designated as cash flow hedges of $45.0 and $75.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges and deemed highly effective, all changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR of the swaps to ensure effectiveness of the cash flow hedge. For the nine months ended September 30, 2025, and 2024, Peoples recorded reclassifications of losses to earnings of $1.0 million and $2.4 million, respectively. During the next 12 months, Peoples estimates that $0.9 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amount	$45,000	$75,000
Weighted average pay rates	2.52%	2.45%
Weighted average receive rates	3.83%	4.49%
Weighted average maturity	1.6 years	1.5 years
Pre-tax changes in fair value included in AOCI	$735	$1,885
The following table presents changes in fair value and amounts reclassified from AOCI related to cash flow hedges and recorded in AOCI and in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Amount of losses recorded in AOCI, pre-tax	$194	$1,698	$1,196	$1,885
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$45,000	$675	$75,000	$1,784
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and nine months ended September 30, 2025, or at or for the year ended December 31, 2024.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$532,777	$15,258	$453,367	$18,742
Netting Adjustments (a)		(5,312)		(1,783)
Net Derivative Assets on the Balance Sheet		$9,946		$16,959
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$532,777	$12,519	$453,367	$17,100
Netting Adjustments (a)		(2,512)		(54)
Net Derivatives Liabilities on the Balance Sheet		$10,007		$17,046
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

Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2025, Peoples Bank had $4.2 million of cash pledged, while counterparties had $2.7 million of cash pledged. Peoples Bank had no cash pledged and counterparties had $12.3 million of cash pledged at December 31, 2024. Peoples Bank had no pledged investment securities at September 30, 2025 or at December 31, 2024, while the counterparties had pledged no investment securities at September 30, 2025 and had pledged $1.9 million of investment securities at December 31, 2024.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2025, Peoples granted an aggregate of 159,097 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date.
The following table summarizes the changes to Peoples’ outstanding restricted common shares for the nine months ended September 30, 2025:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2025	140,231	$28.72	586,227	$29.67
Awarded	33,435	30.15	159,097	33.41
Released	(44,535)	30.74	(141,821)	32.21
Forfeited	(12,908)	27.74	(38,763)	29.80
Outstanding at September 30, 2025	116,223	$28.46	564,740	$30.08

The intrinsic value for restricted common shares released was $6.0 million for the nine months ended September 30, 2025, compared to $2.6 million for the nine months ended September 30, 2024.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Employee stock-based compensation expense:
Stock grant expense	$1,163	$1,335	$5,051	$5,638
Employee stock purchase plan expense	35	(24)	106	115
Total employee stock-based compensation expense	1,198	1,311	$5,157	$5,753
Non-employee director stock-based compensation expense	131	115	$378	$376
Total stock-based compensation expense	1,329	1,426	$5,535	$6,129
Recognized tax benefit	(310)	(332)	(1,291)	(1,428)
Net stock-based compensation expense	$1,019	$1,094	$4,244	$4,701
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $6.8 million at September 30, 2025, which will be recognized over a weighted-average period of 1.9 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,384	$4,271	$13,346	$12,660
Performance-based commissions (b)	85	—	1,726	2,218
Trust and investment income:
Fiduciary income (a)	2,974	2,838	8,931	8,605
Brokerage income (a)	2,440	2,044	6,825	5,875
Electronic banking income:
Interchange income (b)	5,392	4,635	15,348	14,864
Promotional and usage income (a)	1,146	1,724	3,347	4,011
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,747	1,741	5,061	5,175
Transaction-based fees (b)	2,527	2,779	7,287	7,907
Commercial loan swap fees (b)	381	163	1,652	274
Other non-interest income transaction-based fees (b)	452	243	1,241	1,336
Total revenue from contracts with customers	$21,528	$20,438	$64,764	$62,925
Timing of revenue recognition:
Services transferred over time	$12,691	$12,618	$37,510	$36,326
Services transferred at a point in time	8,837	7,820	27,254	26,599
Total revenue from contracts with customers	$21,528	$20,438	$64,764	$62,925
(a) Services transferred over time. (b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations to e-banking income and certain insurance income, but payment has not yet been received. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to e-banking income, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled related to e-banking income.
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2025:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2025	$899	$5,771
Additional income receivable	90	—
Additional deferred income	—	11,244
Receipt of income previously receivable	(15)	—
Recognition of income previously deferred	—	(11,282)
Balance, September 30, 2025	$974	$5,733

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
Lessor Arrangements
Peoples began originating leases with the acquisition of NSL and increased its portfolio with the acquisition of Vantage. The leases for NSL are generally classified as sales-type leases, as the leases are structured with a dollar buyout, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases for Vantage are generally classified as sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Vantage also originates operating leases, which are generally structured over a shorter term and do not meet the criteria of a sales-type lease. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to healthcare, manufacturing, office, restaurant, information technology, general warehousing, storage equipment, vocational trucks and trailers, and other equipment. Leases structured with a fair market value buyout include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life. Operating leases assets are assessed for impairment consistent with Peoples’ fixed assets.
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

The table below details Peoples' lease income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and fees on leases (a)	$9,520	$11,922	$30,005	$35,970
Lease income	3,643	3,069	11,322	7,258
Total lease income	$13,163	$14,991	$41,327	$43,228
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Lease payments receivable, at amortized cost	$412,462	$448,027
Estimated residual values	33,848	33,129
Initial direct costs	5,693	7,148
Deferred revenue	(69,250)	(81,706)
Net investment in leases	382,753	406,598
Allowance for credit losses - leases	(18,040)	(12,893)
Net investment in leases, after allowance for credit losses	$364,713	$393,705
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2025	$55,164
Year ending December 31, 2026	83,746
Year ending December 31, 2027	80,221
Year ending December 31, 2028	84,320
Year ending December 31, 2029	58,044
Thereafter	50,967
Lease payments receivable, at amortized cost	$412,462
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At September 30, 2025, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$650	$723	$1,968	$2,191
Short-term lease expense	335	290	1,114	923
Variable lease expense	11	42	29	47
Total lease expense	$996	$1,055	$3,111	$3,161
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	September 30, 2025	December 31, 2024
ROU assets:
Other assets	$9,863	$10,419
Lease liabilities:
Accrued expenses and other liabilities	$10,433	$10,968
Other information:
Weighted-average remaining lease term	8.6 years	9.0 years
Weighted-average discount rate	4.16%	4.11%
Additions for ROU assets obtained during the year	$1,333	$1,660
During both the three months ended September 30, 2025 and 2024, Peoples paid cash of $0.6 million for operating leases. During the nine months ended September 30, 2025 and 2024, Peoples paid cash of $1.9 million and $2.2 million, respectively, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2025	$625
Year ending December 31, 2026	2,413
Year ending December 31, 2027	2,146
Year ending December 31, 2028	1,625
Year ending December 31, 2029	1,173
Thereafter	4,608
Total undiscounted lease payments	$12,590
Imputed interest	$(2,157)
Total lease liabilities	$10,433

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three and nine months ended September 30, 2025 and September 30, 2024. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(1)the effects of interest rate policies, including any changes to such policies that may result from potential changes in the composition of the Federal Reserve Board, changes in the interest rate environment due to economic conditions and/or the fiscal and monetary policy measures undertaken by the U.S. government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
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
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, the current or future U.S. government shutdown, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, changes in the relationship of the U.S. and U.S. global trading partners), and changes in the federal, state, and local governmental policy and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
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
(35)the effect of a fall in stock market prices on Peoples' asset and wealth management business; and
(36)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2024 Form 10-K and under the heading "Part II of this Form 10-Q. . Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of September 30, 2025, Peoples had 145 locations, including 127 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at September 30, 2025, which have been disclosed in Peoples' 2024 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2024 Form 10-K.

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
◦For the third quarter of 2025, Peoples recorded a provision for credit losses of $7.3 million, compared to a provision for credit losses of $16.6 million for the linked quarter and a provision for credit losses of $6.7 million for the third quarter of 2024. The provision for credit losses for the third quarter of 2025 was primarily driven by (i) net charge offs, (ii) loan growth, (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. The provision for credit losses for the second quarter of 2025 was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. The provision for the third quarter of 2024 was primarily driven by net charge-offs. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.25% to 5.50% on July 27, 2023. This rate remained unchanged until the latter half of 2024, where multiple rate cuts reduced the rate down to 4.25% to 4.50%. The Federal Reserve Board announced a subsequent 25 basis point rate cut in September 2025, further reducing the rate to 4.00% to 4.25%. The Federal Reserve Board has signaled that future rate reductions continue to be a possibility.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $29.5 million for the third quarter of 2025, representing earnings per diluted common share of $0.83. In comparison, Peoples reported net income of $21.2 million, representing earnings per diluted common share of $0.59, for the second quarter of 2025, and net income of $31.7 million, representing earnings per diluted common share of $0.89, for the third quarter of 2024. Non-core items negatively impacted earnings per diluted common share by $0.07 for the third quarter of 2025, $0.01 for the second quarter of 2025, and $0.01 for the third quarter of 2024. For the nine months ended September 30, 2025, Peoples recorded net income of $75.0 million, or $2.10 per diluted common share, compared to $90.3 million, or $2.55 per diluted common share, for the nine months ended September 30, 2024.
Net interest income was $91.3 million for the third quarter of 2025, and increased $3.8 million, or 4%, when compared to the linked quarter. Net interest margin was 4.16% for the third quarter of 2025, compared to 4.15% for the linked quarter. The increase in net interest income and net interest margin was primarily driven by higher loan balances and higher yields on investment securities, respectively. Net interest income for the third quarter of 2025 increased $2.4 million, or 3%, compared to the third quarter of 2024. The increase in net interest income compared to the third quarter of 2024 was driven by growth in loan and investment portfolios. Net interest margin for the third quarter of 2025 was 4.16% and decreased 11 basis points compared to 4.27% for the third quarter of 2024, impacted primarily by reductions in loan yields, driven by lower accretion income. Net interest income for the first nine months of 2025 was $264.2 million, compared to $262.2 million for the same period of 2024. Net interest margin for the first nine months of 2025 was 4.15%, compared to 4.24% for the same period of 2024 and was driven by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $1.7 million for the third quarter of 2025, $2.6 million for the second quarter of 2025 and $8.1 million for the third quarter of 2024, which added 8 basis points, 12 basis points and 39 basis points, respectively, to net interest margin. The decrease in accretion income for the third quarter of 2025 when compared to the linked quarter and the third quarter of 2024 was driven by fewer loan payoffs and more accretion income recognized in 2024 from the merger with Limestone Bancorp Inc. (the "Limestone Merger"). Accretion income, net of amortization expense, from acquisitions was $7.8 million and $20.3 million for the first nine months of 2025 and 2024, respectively. Accretion income added 12 basis points and 33 basis points to net interest margin for the first nine months of 2025 and 2024, respectively. The decrease in accretion income for the first nine months of 2025 compared to the same period in 2024 was due to more accretion recognized in 2024 from the Limestone Merger.
The provision for credit losses was $7.3 million for the third quarter of 2025, compared to a provision for credit losses of $16.6 million for the linked quarter and a provision for credit losses of $6.7 million for the third quarter of 2024. The provision for credit losses for the third quarter of 2025 was primarily driven by (i) net charge offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. The provision for credit losses for the linked quarter was primarily driven by(i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. Net charge-offs for the third quarter of 2025 were $6.8 million, or 0.41% of average total loans annualized, compared to net charge-offs of $7.0 million, or 0.43% of average total loans annualized, for the linked quarter and net charge-offs of $6.1 million, or 0.38% of average total loans annualized, for the third quarter of 2024. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first nine months of 2025 was $34.1 million, compared to a provision for credit losses of $18.5 million for the first nine months of 2024. The provision for credit losses during the first nine months of 2025 was mainly a result of (i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) deterioration in the economic forecasts used within the CECL model, (v) and loan growth. The provision for credit losses for the first nine months of 2024 was mainly a result of (i) higher net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration, and (iv) loan growth. Net charge-offs for the first nine months of 2025 were $21.9 million, or 0.45% of average total loans and leases annualized, compared to net charge-offs of $13.6 million, or 0.29% annualized, for the first nine months of 2024. For additional information on credit trends and the allowance for credit losses, see the "Asset Quality" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the third quarter of 2025 was $3.1 million, compared to a net loss of $0.3 million for the linked quarter and a net loss of $0.9 million for the third quarter of 2024. The net loss for the third quarter of 2025 was driven by a $2.7 million loss on the sale of lower-yielding available-for-sale securities. The net loss for the second quarter of 2025 and for the third quarter of 2024 was due to $0.3 million and $0.5 million of net losses on repossessed assets, respectively. For the nine months ended September 30, 2025, the total net loss was $3.7 million, compared to $2.0 million for the same period in 2024. The net loss for the first nine months of 2025 was primarily driven by the $2.7 million loss on the sale of lower yielding available-for-sale securities. The net loss recognized in the first nine months of 2024 was primarily driven by $1.3 million of net losses on repossessed assets.
Total non-interest income, excluding net gains and losses, for the third quarter of 2025 decreased $0.3 million compared to the linked quarter. The decrease was primarily impacted by a decrease of $0.6 million in lease income, driven by gains on terminated Vantage leases recorded in the linked quarter, partially offset by an increase of $0.3 million in electronic banking ("e-banking") income, driven by debit card interchange fees. Compared to the third quarter of 2024, total non-interest income, excluding net gains and losses, increased $1.2 million, due to an increase of $0.7 million in BOLI, an increase of $0.6 million in lease income, and an increase of $0.5 million in trust and investment income, which was driven by an increase in assets under administration and management, partially offset by a decrease of $0.8 million in mortgage banking income.
For the first nine months of 2025, total non-interest income, excluding gains and losses, increased $5.2 million, or 7%, compared to the first nine months of 2024. The increase was driven by (i) a $4.0 million increase in lease income, driven by gains on early Vantage lease terminations and increased operating lease income, (ii) a $1.3 increase in trust and investment income, driven by an increase in assets under administration and management, and (iii) a $1.0 million increase in other non-interest income, primarily driven by an increase in swap fee income due to customer demand. These increases were partially offset by a $0.8 million decrease in mortgage banking income and a $0.7 million decrease in deposit account service charges due to customer activity.
Total non-interest expense decreased $0.5 million for the three months ended September 30, 2025, compared to the linked quarter. The decrease was primarily due to a decrease of $0.8 million in professional fees and $0.6 million in other non-interest expense, driven by lower corporate expenses, partially offset by increases of $0.3 million in marketing expenses and $0.2 million in franchise tax expenses.
Compared to the third quarter of 2024, total non-interest expense increased $3.8 million, or 6%. The increase was primarily driven by increases of $1.6 million in salaries and employee benefit costs, which were driven by higher sales-based incentive, medical costs, and payroll taxes, $1.2 million in data processing and software expense, and $1.2 million in other non-interest expense, partially offset by a decrease of $0.6 million in amortization of other intangible assets.

For the nine months ended September 30, 2025, total non-interest expense increased $7.7 million, or 4%, compared to the first nine months of 2024. The increase was driven by increases of (i) $4.9 million in salaries and employee benefits costs, which were driven by higher sales-based incentive and medical costs, (ii) $3.1 million in data processing and software expenses, (iii) $0.7 million in professional fees, and (iv) $0.6 million in operating lease expense, partially offset with decreases of $1.7 million in amortization of other intangible assets and $1.1 million in net occupancy and equipment expense.
The efficiency ratio for the third quarter of 2025 was 57.1%, compared to 59.3% for the linked quarter and 55.1% for the third quarter of 2024. The efficiency ratio improved compared to the linked quarter mainly as the result of higher net interest income and lower non-interest expenses. The efficiency ratio for the first nine months of 2025 was 59.0%, compared to 57.4% for the first nine months of 2024. The efficiency ratio increased compared to the prior year first nine months due to the increase in non-interest expense and lower net interest income.
Peoples recorded income tax expense of $8.5 million with an effective tax rate of 22.4% for the third quarter of 2025, compared to income tax expense of $6.2 million with an effective tax rate of 22.7% for the linked quarter, and income tax expense of $9.2 million with an effective tax rate of 22.5% for the third quarter of 2024. The increase in income tax expense when compared to the prior quarter was primarily due to higher pre-tax income. Peoples' income tax expense for the first nine months of 2025 was $21.8 million with an effective tax rate of 22.5%, compared to $24.3 million with an effective tax rate of 21.2% for the same period of 2024.
Total assets were $9.62 billion as of September 30, 2025, $9.54 billion at June 30, 2025, $9.25 billion at December 31, 2024, and $9.14 billion at September 30, 2024. Total assets at September 30, 2025 increased when compared to at June 30, 2025 primarily due to increases in period-end loan and lease balances. Period-end total loan and lease balances at September 30, 2025 increased $127.1 million, or 8% annualized, compared to at June 30, 2025. The increase in loans was driven by increases of $121.2 million in other commercial real estate loans and $82.1 million in commercial and industrial loans, partially offset by a decrease of $80.3 million in construction loans. Total assets at September 30, 2025 increased compared to at December 31, 2024 due to increases of $370.7 million in total loans and leases and $157.0 million in held-to-maturity investment securities, partially offset by decreases in available-for sale investment securities of $106.6 million. Total assets at September 30, 2025 increased compared to at September 30, 2024 due to increases of $456.9 million in total loans and leases and $142.7 million in total investment securities, partially offset by a decrease of $93.5 million in total cash and cash equivalents.
Total liabilities were $8.44 billion at September 30, 2025, up from $8.39 billion at June 30, 2025, $8.14 billion at December 31, 2024, and $8.02 billion at September 30, 2024. The increase in total liabilities when compared to at June 30, 2025 was primarily due to an increase of $86.7 million in short-term borrowings, partially offset by a decrease of $5.0 million in period-end total deposits. Total liabilities increased compared to at December 31, 2024 due to increases in short-term borrowings and non-interest bearing deposits of $290.1 million and $28.4 million, respectively, and were partially offset by a decrease in accrued expenses and other liabilities of $22.8 million. The increase in total liabilities when compared to at September 30, 2024 was primarily due increases of $307.6 million and $149.0 million in short-term borrowings and period-end deposits, respectively. The increase in deposits was primarily driven by an increase of $124.5 million in retail certificates of deposit, driven by current promotional offerings, $82.7 million in non-interest bearing deposits, and $53.5 million in money market deposits. These were partially offset by a decrease of $79.1 million in brokered deposits and a $54.4 million decrease in governmental deposit accounts.
Total stockholders' equity at September 30, 2025 increased $29.4 million compared to at June 30, 2025, which was primarily due to net income for the quarter of $29.5 million and a decrease of $12.7 million in accumulated other comprehensive loss, partially offset by dividends paid of $14.7 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $78.1 million and $90.9 million at September 30, 2025 and at June 30, 2025, respectively. Total stockholders' equity at September 30, 2025 increased $71.2 million, or 6%, compared to at December 31, 2024, which was due to net income of $75.0 million in the first nine months of 2025 and a decrease of $32.8 million in accumulated other comprehensive loss, partially offset by dividends paid of $43.5 million. Total stockholders' equity at September 30, 2025 increased by $57.8 million compared to at September 30, 2024 and was impacted by net income of $102.0 million in the last twelve months and a decrease in accumulated other comprehensive loss of $5.0 million, partially offset by dividends paid of $57.7 million.
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

The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Net interest income	$91,349	$87,577	$88,912	$264,181	$262,165
Taxable equivalent adjustment	279	280	318	842	1,022
FTE net interest income	$91,628	$87,857	$89,230	$265,023	$263,187

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$71,028	$782	4.37%	$86,655	$1,039	4.81%	$57,436	$954	6.60%
Investment securities (a)(b):
Taxable	1,846,654	17,932	3.88%	1,734,193	15,593	3.60%	1,714,614	15,147	3.53%
Nontaxable	171,809	1,187	2.76%	176,691	1,215	2.75%	183,087	1,250	2.73%
Total investment securities	2,018,463	19,119	3.79%	1,910,884	16,808	3.52%	1,897,701	16,397	3.46%
Loans (b)(c):
Construction	333,782	5,759	6.75%	335,396	5,935	7.00%	330,779	6,654	7.87%
Commercial real estate, other	2,144,859	34,751	6.34%	2,110,961	33,430	6.27%	2,049,150	37,640	7.19%
Commercial and industrial	1,428,843	25,090	6.87%	1,325,976	23,304	6.95%	1,254,709	24,730	7.71%
Premium finance	273,730	5,820	8.32%	267,294	5,743	8.50%	288,841	6,052	8.20%
Leases	390,499	9,520	9.54%	384,191	10,287	10.59%	424,549	11,922	10.99%
Residential real estate (d)	990,040	13,466	5.44%	974,203	12,226	5.02%	920,703	12,110	5.26%
Home equity lines of credit	245,024	4,765	7.72%	239,531	4,540	7.60%	231,760	4,836	8.30%
Consumer, indirect	703,619	11,545	6.51%	686,550	11,038	6.45%	681,002	10,372	6.06%
Consumer, direct	123,927	2,470	7.91%	119,358	2,337	7.85%	120,941	2,271	7.47%
Total loans	6,634,323	113,186	6.71%	6,443,460	108,840	6.71%	6,302,434	116,587	7.27%
Allowance for credit losses	(74,485)			(65,186)			(66,154)
Net loans	6,559,838	113,186	6.79%	6,378,274	108,840	6.77%	6,236,280	116,587	7.35%
Total earning assets	8,649,329	133,087	6.07%	8,375,813	126,687	6.01%	8,191,417	133,938	6.44%
Goodwill and other intangible assets	396,636			398,940			405,022
Other assets	528,305			518,534			546,298
Total assets	$9,574,270			$9,293,287			$9,142,737
Interest-bearing deposits:
Savings accounts	$890,316	$196	0.09%	$889,877	$220	0.10%	$870,914	$227	0.10%
Governmental deposit accounts	787,079	4,745	2.39%	811,822	4,874	2.41%	824,918	5,960	2.87%
Interest-bearing demand accounts	1,084,051	617	0.23%	1,075,220	563	0.21%	1,072,850	591	0.22%
Money market accounts	954,778	5,671	2.36%	938,318	5,592	2.39%	854,075	5,609	2.61%
Retail CDs	2,007,768	18,094	3.58%	1,997,992	18,235	3.66%	1,865,312	20,151	4.30%
Brokered CDs (e)	431,501	4,567	4.20%	419,277	4,393	4.20%	410,035	4,712	4.57%
Total interest-bearing deposits	6,155,493	33,890	2.18%	6,132,506	33,877	2.22%	5,898,104	37,250	2.51%
Borrowed funds:
Short-term FHLB advances (e)	260,848	2,928	4.45%	87,659	1,015	4.64%	135,185	1,870	5.50%
Repurchase agreements and other	107,608	1,116	4.15%	40,057	374	3.73%	183,567	2,181	4.75%
Total short-term borrowings	368,456	4,044	4.36%	127,716	1,389	4.36%	318,752	4,051	5.07%
Long-term FHLB advances	131,364	1,329	4.01%	131,625	1,315	4.01%	132,206	1,329	4.00%
Long-term notes payable	42,513	780	7.34%	47,116	856	7.27%	48,097	843	7.01%
Other long-term borrowings (f)	55,511	1,416	9.98%	55,257	1,393	9.97%	54,476	1,235	8.87%
Total long-term borrowings	229,388	3,525	6.07%	233,998	3,564	6.07%	234,779	3,407	5.75%
Total borrowed funds	597,844	7,569	5.02%	361,714	4,953	5.47%	553,531	7,458	5.36%
Total interest-bearing liabilities	6,753,337	41,459	2.44%	6,494,220	38,830	2.40%	6,451,635	44,708	2.76%
Non-interest-bearing deposits	1,544,184			1,546,475			1,468,498
Other liabilities	113,981			105,339			122,848
Total liabilities	8,411,502			8,146,034			8,042,981
Total stockholders’ equity	1,162,768			1,147,253			1,099,756
Total liabilities and stockholders’ equity	$9,574,270			$9,293,287			$9,142,737
Interest rate spread (b)		$91,628	3.63%		$87,857	3.61%		$89,230	3.68%
Net interest margin (b)			4.16%			4.15%			4.27%

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$82,135	$2,720	4.43%	$125,720	$5,377	5.71%
Investment securities (a)(b):
Taxable	1,766,903	48,897	3.69%	1,685,945	43,997	3.48%
Nontaxable	175,669	3,627	2.75%	181,058	3,778	2.78%
Total investment securities	1,942,572	52,524	3.61%	1,867,003	47,775	3.41%
Loans (b)(c):
Construction	327,512	17,266	6.95%	333,048	19,652	7.75%
Commercial real estate, other	2,108,596	101,444	6.34%	2,066,631	111,302	7.08%
Commercial and industrial	1,363,990	71,727	6.93%	1,229,491	72,142	7.71%
Premium finance	266,808	17,148	8.48%	253,383	16,362	8.48%
Leases	389,933	30,004	10.15%	418,084	35,970	11.30%
Residential real estate (d)	973,555	37,906	5.19%	925,756	34,892	5.03%
Home equity lines of credit	239,401	13,687	7.64%	224,648	13,745	8.17%
Consumer, indirect	688,234	33,130	6.44%	664,610	29,322	5.89%
Consumer, direct	120,411	7,042	7.82%	121,359	6,465	7.12%
Total loans	6,478,440	329,354	6.73%	6,237,010	339,852	7.19%
Allowance for credit losses	(67,619)			(64,052)
Net loans	6,410,821	329,354	6.80%	6,172,958	339,852	7.26%
Total earning assets	8,435,528	384,598	6.04%	8,165,681	393,004	6.36%
Goodwill and other intangible assets	398,956			407,858
Other assets	521,144			541,510
Total assets	$9,355,628			$9,115,049
Interest-bearing deposits:
Savings accounts	$886,316	$633	0.10%	$889,629	$675	0.10%
Governmental deposit accounts	793,581	14,271	2.40%	795,019	16,639	2.80%
Interest-bearing demand accounts	1,081,313	1,703	0.21%	1,092,407	1,538	0.19%
Money market accounts	935,873	16,554	2.36%	829,825	15,917	2.56%
Retail CDs	1,981,959	54,762	3.69%	1,730,818	54,472	4.20%
Brokered CDs (e)	471,325	15,007	4.26%	486,832	15,727	4.32%
Total interest-bearing deposits	6,150,367	102,930	2.24%	5,824,530	104,968	2.41%
Borrowed funds:
Short-term FHLB advances (e)	127,945	4,285	4.48%	156,666	6,452	5.50%
Repurchase agreements and other	57,442	1,655	3.84%	214,760	8,005	4.97%
Total short-term borrowings	185,387	5,940	4.28%	371,426	14,457	5.19%
Long-term FHLB advances	131,585	3,946	4.01%	130,246	3,886	3.99%
Long-term notes payable	46,628	2,530	7.23%	48,890	2,547	6.95%
Other long-term borrowings (f)	55,255	4,229	10.09%	54,207	3,959	9.60%
Total long-term borrowings	233,468	10,705	6.09%	233,343	10,392	5.91%
Total borrowed funds	418,855	16,645	5.29%	604,769	24,849	5.47%
Total interest-bearing liabilities	6,569,222	119,575	2.43%	6,429,299	129,817	2.70%
Non-interest-bearing deposits	1,530,040			1,482,318
Other liabilities	111,926			131,998
Total liabilities	8,211,188			8,043,615
Total stockholders’ equity	1,144,440			1,071,434
Total liabilities and stockholders’ equity	$9,355,628			$9,115,049
Interest rate spread (b)		$265,023	3.61%		$263,187	3.66%
Net interest margin (b)			4.15%			4.24%
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
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2025 Compared to						Nine Months Ended September 30, 2025 Compared to
(Dollars in thousands)	June 30, 2025			September 30, 2024			September 30, 2024
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(75)	$(182)	$(257)	$(426)	$254	$(172)	$(786)	$(1,871)	$(2,657)
Investment Securities (b):
Taxable	783	1,556	2,339	1,230	1,555	2,785	3,322	1,578	4,900
Nontaxable	8	(36)	(28)	18	(81)	(63)	(31)	(120)	(151)
Total investment income	791	1,520	2,311	1,248	1,474	2,722	3,291	1,458	4,749
Loans (b):
Construction	(212)	36	(176)	(955)	60	(895)	(1,989)	(397)	(2,386)
Commercial real estate, other	409	912	1,321	(4,647)	1,758	(2,889)	(11,704)	1,846	(9,858)
Commercial and industrial	(297)	2,083	1,786	(3,071)	3,431	360	(8,015)	7,600	(415)
Premium finance	(126)	203	77	85	(317)	(232)	(18)	804	786
Leases	(795)	28	(767)	(780)	(1,622)	(2,402)	(1,940)	(4,026)	(5,966)
Residential real estate	1,052	188	1,240	470	886	1,356	1,296	1,718	3,014
Home equity lines of credit	70	155	225	(362)	291	(71)	(947)	889	(58)
Consumer, indirect	108	399	507	799	374	1,173	2,794	1,014	3,808
Consumer, direct	17	116	133	137	62	199	633	(56)	577
Total loan income	226	4,120	4,346	(8,324)	4,923	(3,401)	(19,890)	9,392	(10,498)
Total interest income	$942	$5,458	$6,400	$(7,502)	$6,651	$(851)	$(17,385)	$8,979	$(8,406)
INTEREST EXPENSE:
Deposits:
Savings accounts	27	(3)	24	37	(6)	31	39	3	42
Interest-bearing demand accounts	(43)	(11)	(54)	(18)	(8)	(26)	(182)	17	(165)
Money market accounts	82	(161)	(79)	617	(679)	(62)	1,381	(2,018)	(637)
Governmental deposit accounts	32	97	129	957	258	1,215	2,323	45	2,368
Retail CDs	431	(290)	141	3,653	(1,596)	2,057	7,556	(7,846)	(290)
Brokered CDs	4	(178)	(174)	405	(260)	145	206	514	720
Total deposit cost	533	(546)	(13)	5,651	(2,291)	3,360	11,323	(9,285)	2,038
Borrowed funds:
Short-term borrowings	289	(2,944)	(2,655)	818	(811)	7	1,299	7,218	8,517
Long-term borrowings	(11)	50	39	(197)	79	(118)	(333)	20	(313)
Total borrowed funds cost	278	(2,894)	(2,616)	621	(732)	(111)	966	7,238	8,204
Total interest expense	811	(3,440)	(2,629)	6,272	(3,023)	3,249	12,289	(2,047)	10,242
FTE net interest income	$1,753	$2,018	$3,771	$(1,230)	$3,628	$2,398	$(5,096)	$6,932	$1,836
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $91.3 million for the third quarter of 2025 and increased $3.8 million when compared to the linked quarter. Net interest margin was 4.16% for the third quarter of 2025, compared to 4.15% for the linked quarter. The increase in net interest income and margin was primarily driven by higher loan balances and higher yields on investment securities, respectively.

Net interest income for the third quarter of 2025 increased $2.4 million, or 3%, compared to the third quarter of 2024. Net interest margin decreased 11 basis points when compared to the third quarter of 2024. The increase in net interest income was primarily driven by growth in loan portfolios and reduced deposit costs. The decrease in net interest margin was driven by reductions in loan yields, attributable to lower accretion income.
For the first nine months of 2025, net interest income increased $2.0 million compared to the first nine months of 2024, while net interest margin decreased 9 basis points to 4.15%. The decrease in net interest margin for the first nine months of 2025 compared to the first nine months of 2024 was primarily driven by lower accretion income.
Accretion income, net of amortization expense, from acquisitions was $1.7 million for the third quarter of 2025, $2.6 million for the linked quarter and $8.1 million for the third quarter of 2024, which added 8 basis points, 12 basis points and 39 basis points, respectively, to net interest margin. The decrease in accretion income for the third quarter of 2025 when compared to the linked quarter and the third quarter of 2024 was driven by fewer loan payoffs and more accretion income recognized in 2024 from the Limestone Merger. Accretion income, net of amortization expense, was $7.8 million and $20.3 million for the first nine months of 2025 and 2024, respectively. Accretion income added 12 basis points and 33 basis points to net interest margin for the first nine months of 2025 and 2024, respectively. The decrease in accretion income for the first nine months of 2025 compared to the same period in 2024 was due to less accretion recognized from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Provision for other credit losses	$7,004	$16,475	$6,279	$33,514	$17,510
Provision for checking account overdraft credit losses	276	167	456	598	1,010
Provision for credit losses	$7,280	$16,642	$6,735	$34,112	$18,520
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the third quarter of 2025 was primarily driven by (i) net charge offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. The provision for credit losses for the linked quarter of 2025 was primarily driven by (i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth.
For the first nine months of 2025, the provision for credit losses was mainly a result of (i) net charge offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) deterioration in the economic forecasts used within the CECL model, and (v) loan growth. For the same period of 2024, the provision for credit losses was driven by (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration, and (iv) loan growth.
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

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Net (loss) gain on investment securities	$(2,580)	$—	$(74)	$(2,582)	$(428)
Net loss on asset disposals and other transactions:
Net loss on other assets	(424)	(267)	(764)	(1,021)	(1,470)
Net gain (loss) on OREO	—	10	(2)	30	(2)
Net loss on other transactions	(54)	(23)	(29)	(128)	(92)
Net loss on asset disposals and other transactions	$(478)	$(280)	$(795)	$(1,119)	$(1,564)
The net loss on investment securities for the third quarter of 2025 was driven by the sale of lower-yielding available for sale securities. The net loss on investment securities reported for the third quarter of 2024 was attributable to a loss recorded on a contingent call of a security. The net loss on other assets for all periods presented was driven by losses recorded on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 23% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the third quarter of 2025, 24% for the linked quarter, and 22% for the third quarter of 2024. For the first nine months of 2025, total non-interest income, excluding net gains and losses, totaled 24% of total revenue compared to 23% for the same period in 2024.
For the third quarter of 2025, e-banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
E-banking income	$6,538	$6,272	$6,359	$18,695	$18,875
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Property and casualty insurance commissions	$3,732	$3,791	$3,584	$11,346	$10,601
Performance-based commissions	85	99	—	1,726	2,218
Life and health insurance commissions	652	659	687	2,000	2,059
Insurance income	$4,469	$4,549	$4,271	$15,072	$14,878
Peoples' insurance income for the third quarter of 2025 decreased slightly when compared to the linked quarter. Insurance income for the third quarter of 2025 increased when compared to the third quarter of 2024 due to higher commissions. Insurance income in the first nine months of 2025 increased compared to the same period of 2024 due to higher commissions.
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

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Fiduciary income	$2,209	$2,274	$2,047	$6,575	$6,260
Brokerage income	2,439	2,240	2,044	6,825	5,875
Employee benefit fees	766	767	791	2,356	2,345
Trust and investment income	$5,414	$5,281	$4,882	$15,756	$14,480
Brokerage income in the third quarter of 2025 increased when compared to the linked quarter and to the third quarter of 2024 and was driven by an increase in assets under administration and management. Trust and investment income increased $1.3 million for the first nine months of 2025 when compared to 2024, due to higher brokerage income, primarily reflecting the increase in assets under management.
The following table details Peoples' assets under administration and management:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
(Dollars in thousands)
Trust	$2,271,536	$2,138,439	$2,037,992	$2,061,267	$2,124,320
Brokerage	$1,800,781	$1,724,311	$1,626,768	$1,614,189	$1,608,368
Total	$4,072,317	$3,862,750	$3,664,760	$3,675,456	$3,732,688
Quarterly average	$3,955,007	$3,736,778	$3,711,527	$3,706,804	$3,683,334
The increase in assets under administration and management at September 30, 2025 compared to at June 30, 2025 was driven by market value fluctuations. The increase in assets under administration and management at September 30, 2025 when compared to at September 30, 2024 was primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Overdraft and non-sufficient funds fees	$2,344	$2,122	$2,455	$6,569	$6,998
Account maintenance fees	1,746	1,669	1,741	5,059	5,175
Other fees and charges	184	268	324	720	909
Deposit account service charges	$4,274	$4,059	$4,520	$12,348	$13,082
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased slightly for the third quarter of 2025 compared to the linked quarter. Deposit account service charges decreased when comparing the third quarter of 2025 to the third quarter of 2024. For the first nine months of 2025, total deposit account service charges decreased by $0.7 million from the same period of 2024, driven by timing of customer activity.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Lease income	3,622	4,189	3,045	11,257	7,208
Other non-interest income	1,180	1,478	1,075	4,130	3,134
Bank owned life insurance income	1,143	1,112	460	3,388	2,997
Mortgage banking income	245	220	1,051	861	1,615
Lease income is primarily comprised of (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments beyond maturity of the net investment in the lease, net of any associated purchase accounting adjustment, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (vi) syndication income. Lease income for the third quarter of 2025 decreased compared to the linked quarter due to gains on early terminated Vantage leases recognized in the linked quarter. The increase when compared to the third quarter of 2024 was driven by increases in operating lease income and month-to-month lease income. Lease income increased $4.0 million for the first nine months of 2025 when compared to the same period of 2024 due to increases in month-to-month lease income and operating lease income.
Other non-interest income decreased for the three months ended September 30, 2025 when compared to the linked quarter and remained relatively flat compared to the third quarter of 2024. For the first nine months of 2025, other non-interest income increased by $1.0 million from the same period of 2024, primarily due to the increase in swap fee income which is driven by customer demand.
BOLI income for the third quarter of 2025 remained flat when compared to the linked quarter and increased $0.7 million when compared to the prior year quarter. BOLI income increased for the first nine months of 2025 when compared to the same period of 2024 primarily due to changes in the cash surrender value of the underlying policies.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the third quarter of 2025 decreased when compared to the third quarter of 2024 and was primarily driven by the decreased volume in loans sold as more production has been kept on the balance sheet relative to prior periods. Mortgage banking income decreased for the first nine months of 2025 when compared to the same period of 2024 due to lower production.
In the third quarter of 2025, Peoples sold $4.5 million in loans into the secondary market with servicing retained and $3.8 million in loans with servicing released, compared to $0.3 million and $10.2 million, respectively, in the second quarter of 2025, and $14.9 million and $12.0 million, respectively, in the third quarter of 2024. For the first nine months of 2025, Peoples sold $5.0 million in loans into the secondary market with servicing retained, and $18.8 million with servicing released, compared to $17.6 million and $30.8 million, respectively, for the same period of 2024.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Base salaries and wages	$24,900	$24,942	$24,376	$74,460	$73,610
Sales-based and incentive compensation	7,173	6,181	6,145	19,845	16,804
Employee benefits	4,866	5,692	4,472	15,080	13,273
Payroll taxes and other employment costs	2,231	2,078	2,162	7,088	6,821
Stock-based compensation	1,198	1,484	1,311	5,157	5,786
Deferred personnel costs	(1,670)	(1,484)	(1,381)	(4,218)	(3,752)
Salaries and employee benefit costs	$38,698	$38,893	$37,085	$117,412	$112,542
Full-time equivalent employees:
Actual at end of period	1,454	1,477	1,496	1,454	1,496
Average during the period	1,460	1,462	1,495	1,468	1,493
Base salaries and wages for the third quarter of 2025 and the first nine months of 2025 increased compared to the same periods in 2024, primarily driven by annual merit increases.
Sales-based and incentive compensation increased for the third quarter of 2025 compared to the linked quarter and the third quarter of 2024 and was driven by an increase in corporate incentives. Sales-based and incentive compensation increased for the first nine months of 2025 when compared to 2024, due to an increase in corporate incentives and insurance commissions.
The decrease in employee benefits for the third quarter of 2025 compared to the linked quarter was primarily related to lower medical costs and an adjustment related to prior period nonqualified deferred compensation expense. Employee benefits increased for the third quarter of 2025 and the first nine months of 2025 when compared to the same periods for 2024 due to higher medical costs.
Payroll taxes and other employment costs for the third quarter of 2025 and for the first nine months of 2025 increased slightly when compared to all prior periods.

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
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the third quarter of 2025 increased when compared to the second quarter of 2025 and to the third quarter of 2024. Similarly, deferred personnel costs increased for the first nine months of 2025 when compared to 2024.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Depreciation	$2,158	$2,135	$2,101	$6,417	$6,442
Repairs and maintenance costs	1,650	1,641	1,609	5,216	5,038
Property taxes, utilities and other costs	1,271	1,115	1,181	2,931	3,625
Net rent expense	817	799	1,014	2,634	3,225
Net occupancy and equipment expense	$5,896	$5,690	$5,905	$17,198	$18,330
Net occupancy and equipment expense remained roughly flat for the third quarter compared to the linked quarter and compared to the third quarter of 2024. Net occupancy and equipment expense for the first nine months of 2025 decreased when compared to the same period of the previous year due to an adjustment of property tax accruals resulting from a review of recent assessments.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Data processing and software expense	$7,356	$7,356	$6,111	$21,717	$18,623
Professional fees	2,798	3,610	2,896	9,495	8,798
Amortization of other intangible assets	2,211	2,211	2,786	6,635	8,361
E-banking expense	2,161	2,018	1,844	6,204	5,566
FDIC insurance premiums	1,284	1,251	1,241	3,786	3,678
Other loan expenses	1,385	1,213	1,178	3,717	3,290
Operating lease expense	1,039	1,053	1,010	3,077	2,437
Marketing expense	1,001	718	971	2,622	2,708
Travel and entertainment expense	796	713	795	2,009	1,933
Communication expense	664	712	814	2,110	2,349
Franchise tax expense	916	678	917	2,523	2,558
Other non-interest expense	3,689	4,246	2,537	12,538	12,140
Data processing and software expenses for the third quarter and the first nine months of 2025 increased compared to the same periods in 2024 due to costs associated with recent technology projects.
Professional fees for the third quarter of 2025 decreased when compared to the linked quarter due to decreased professional services. Professional fees increased for the first nine months of 2025 when compared to 2024 due to increased legal expenses and higher exam and audit fees.
Amortization of other intangible assets for the third quarter of 2025 remained flat compared to the linked quarter and decreased $0.6 million compared to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets decreased for the first nine months of 2025 when compared to 2024 due to decreases in amortization on core deposits and customer relationship intangibles.

Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by the timing and volume of customer activity. E-banking expense increased slightly compared to the linked quarter and the third quarter of 2024. E-banking expense increased for the first nine months of 2025 when compared to 2024 due to customer activity.
Peoples' FDIC insurance premiums for the third quarter of 2025 were flat when compared to the linked quarter and the third quarter of 2024. FDIC premiums increased slightly for the first nine months of 2025 when compared to 2024.
Other loan expenses during the third quarter of 2025 remained relatively flat when compared to the linked quarter and increased slightly compared to the third quarter of 2024. Other loan expenses increased for the first nine months of 2025 when compared to 2024 due to increased down payment assistance expenses.
Operating lease expense remained flat when compared to the linked quarter and the third quarter of 2024. Operating lease expense increased for the first nine months of 2025 when compared to 2024 due to an increased volume of leases.
Marketing expense for the third quarter of 2025 increased when compared to the linked quarter primarily driven by a vendor credit received in the second quarter. Marketing expense decreased for the first nine months of 2025 when compared to 2024 due to lower advertising expenses.
Travel and entertainment expenses remained flat compared to the linked quarter and to the third quarter of 2024. Travel and entertainment increased slightly for the first nine months of 2025 when compared to 2024 due to timing of travel.
Communication expense decreased for the third quarter of 2025 when compared to both the linked quarter and the same period of the prior year. Communication expense decreased slightly for the first nine months of 2025 when compared to 2024.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase in franchise tax expense for the third quarter of 2025 compared to the linked quarter related to a one-time refund from the State of Ohio. Franchise tax expense remained flat for the first nine months of 2025 when compared to 2024.
Other non-interest expense for the third quarter of 2025 decreased when compared to the linked quarter primarily due to lower corporate expenses. Other non-interest expense increased for the third quarter and the first nine months of 2025 when compared to same periods in 2024 due to increased expense on operating leases.
Income Tax Expense
Peoples recorded income tax expense of $8.5 million with an effective tax rate of 22.4% for the third quarter of 2025, compared to income tax expense of $6.2 million with an effective tax rate of 22.7% for the linked quarter and income tax expense of $9.2 million with an effective tax rate of 22.5% for the third quarter of 2024. The increase in income tax expense when compared to the prior quarter was primarily due to higher pre-tax income. The effective tax rate compared to the prior year quarter was relatively flat. Peoples recorded income tax expense of $21.8 million and $24.3 million, through the first nine months of 2025 and 2024, respectively. The decrease for the first nine months of 2025 compared to 2024 was driven by lower pre-tax income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Pre-provision net revenue:
Income before income taxes	$38,002	$27,453	$40,881	$96,832	$114,609
Add: provision for credit losses	7,280	16,642	6,735	34,112	18,520
Add: loss on OREO	—	—	2	—	2
Add: loss on investment securities	2,580	—	74	2,582	428
Add: loss on other assets	424	267	764	1,021	1,470
Add: loss on other transactions	54	23	28	128	92
Less: gain on OREO	—	10	—	30	—
Pre-provision net revenue	$48,340	$44,375	$48,484	$134,645	$135,121
The increase in the PPNR for the third quarter of 2025 compared to the linked quarter was driven by an increase in net interest income due to higher income on loans and investment securities. PPNR for the first nine months of 2025 decreased slightly compared to 2024, primarily driven by lower accretion income, partially offset by lower funding costs.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Efficiency ratio:
Total non-interest expense	$69,894	$70,362	$66,090	$211,043	$203,313
Less: amortization of other intangible assets	2,211	2,211	2,786	6,635	8,361
Adjusted total non-interest expense	67,683	68,151	63,304	204,408	194,952
Total non-interest income	23,827	26,880	24,794	77,806	74,277
Less: net loss on investment securities	(2,580)	—	(74)	(2,582)	(428)
Less: net loss on asset disposals and other transactions	(478)	(280)	(795)	(1,119)	(1,564)
Total non-interest income excluding net losses	26,885	27,160	25,663	81,507	76,269
Net interest income	91,349	87,577	88,912	264,181	262,165
Add: FTE adjustment (a)	279	280	318	842	1,022
Net interest income on an FTE basis	91,628	87,857	89,230	265,023	263,187
Adjusted revenue	$118,513	$115,017	$114,893	$346,530	$339,456
Efficiency ratio	57.11%	59.25%	55.10%	58.99%	57.43%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the third quarter of 2025 was 57.1%, compared to 59.3% for the linked quarter and 55.1% for the third quarter of 2024. The efficiency ratio improved compared to the linked quarter mainly as the result of higher net interest income and lower non-interest expenses. The efficiency ratio increased compared to the prior year first nine months due to the increase in non-interest expense. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.

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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024

Annualized net income adjusted for non-core items:
Net income	$29,476	$21,212	$31,684	$75,024	$90,275
Add: net loss on investment securities	2,580	—	74	2,582	428
Less: tax effect of net loss on investment securities (a)	542	—	16	542	90
Add: net loss on asset disposals and other transactions	478	280	795	1,119	1,564
Less: tax effect of net loss on asset disposals and other transactions (a)	100	59	167	235	328
Add: acquisition-related expenses	—	—	(662)	—	(746)
Less: tax effect of acquisition-related expenses (a)	—	—	(139)	—	(157)
Net income adjusted for non-core items (after tax)	$31,892	$21,433	$31,847	$77,948	$91,260
Days in the period	92	91	92	273	274
Days in the year	365	365	366	365	366
Annualized net income	$116,943	$85,081	$126,047	$100,307	$120,586
Annualized net income adjusted for non-core items (after tax)	$126,528	$85,968	$126,696	$104,216	$121,902
Return on average assets:
Annualized net income	$116,943	$85,081	$126,047	$100,307	$120,586
Total average assets	9,574,270	9,293,287	9,142,737	9,355,628	9,115,049
Return on average assets	1.22%	0.92%	1.38%	1.07%	1.32%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$126,528	$85,968	$126,696	$104,216	$121,902
Total average assets	9,574,270	9,293,287	9,142,737	9,355,628	9,115,049
Return on average assets adjusted for non-core items (after tax)	1.32%	0.93%	1.39%	1.11%	1.34%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the third quarter of 2025 increased when compared to the linked quarter due to higher annualized net income. The decrease in the return on average assets and return on average assets adjusted for non-core items for the third quarter of 2025, compared to the third quarter of 2024, was attributable to a decrease in annualized net income driven by an increase in provision for credit losses and an increase in average assets. The decrease in return on average assets and return on average assets adjusted for non-core items for the first nine months of 2025 when compared to the same period of 2024 was primarily driven by a decrease in annualized net income from an increase in provision for credit losses and an increase in average assets.
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

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30,
(Dollars in thousands)				2025	2024
Annualized net income excluding amortization of other intangible assets:
Net income	$29,476	$21,212	$31,684	$75,024	$90,275
Add: amortization of other intangible assets	2,211	2,211	2,786	6,635	8,361
Less: tax effect of amortization of other intangible assets (a)	464	464	585	1,393	1,756
Net income excluding amortization of other intangible assets	$31,223	$22,959	$33,885	$80,266	$96,880
Days in the period	92	91	92	273	274
Days in the year	365	365	366	365	366
Annualized net income	$116,943	$85,081	$126,047	$100,307	$120,586
Annualized net income excluding amortization of other intangible assets	$123,874	$92,088	$134,803	$107,315	$129,409
Average tangible equity:
Total average stockholders' equity	$1,162,768	$1,147,253	$1,099,756	$1,144,440	$1,071,434
Less: average goodwill and other intangible assets	396,636	398,940	405,022	398,956	407,858
Average tangible equity	$766,132	$748,313	$694,734	$745,484	$663,576
Return on total average stockholders' equity ratio:
Annualized net income	$116,943	$85,081	$126,047	$100,307	$120,586
Total average stockholders' equity	$1,162,768	$1,147,253	$1,099,756	$1,144,440	$1,071,434
Return on total average stockholders' equity	10.06%	7.42%	11.46%	8.76%	11.25%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$123,874	$92,088	$134,803	$107,315	$129,409
Average tangible equity	$766,132	$748,313	$694,734	$745,484	$663,576
Return on average tangible equity	16.17%	12.31%	19.40%	14.40%	19.50%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios increased when compared to the linked quarter due to an increase in annualized net income. The decreases in the return on total average stockholders' equity and average tangible equity ratios for the third quarter and the first nine months of 2025 compared to the same periods of 2024 were driven by lower net income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2025, Peoples' interest-bearing deposits in other banks had decreased $39.7 million from December 31, 2024. The total cash and cash equivalents balance included $62.9 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2025, compared to $104.7 million at December 31, 2024. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2025, Peoples' total cash and cash equivalents decreased $27.4 million, which reflected cash outflows of $403.4 million for investing activities, partially offset by cash inflows of $276.5 million for financing activities and $99.4 million from operating activities. Peoples' use of cash in investing activities reflected a $384.5 million net increase in loans held for investment and net cash outflows of $156.1 million related to the purchases of held-to-maturity investment securities. These were offset by net cash inflows from the sale of available-for-sale investment securities of $147.4 million. The cash provided by financing activities was driven by a net increase in short-term borrowings of $290.1 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	5.68%	$17,696	$13,880	$14,343	$15,196	$27,961
U.S. government sponsored agencies	3.54%	164,132	210,856	213,063	209,083	174,708
States and political subdivisions	2.59%	186,822	193,363	195,505	196,301	206,779
Residential mortgage-backed securities	2.56%	561,517	576,541	593,979	601,802	607,726
Commercial mortgage-backed securities	1.77%	42,510	52,699	52,636	55,065	57,437
Bank-issued trust preferred securities	4.26%	4,229	4,158	4,148	6,108	6,056
Total fair value		$976,906	$1,051,497	$1,073,674	$1,083,555	$1,080,667
Total amortized cost		$1,078,703	$1,170,092	$1,199,677	$1,229,382	$1,189,792
Net unrealized loss		$(101,797)	$(118,595)	$(126,003)	$(145,827)	$(109,125)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.65%	$255,888	$299,183	$222,698	$233,302	$196,642
States and political subdivisions (a)	2.25%	141,869	142,082	142,276	142,454	141,682
Residential mortgage-backed securities	4.69%	438,101	360,559	290,023	300,290	256,329
Commercial mortgage-backed securities	2.50%	95,966	98,195	98,469	98,754	98,984
Total amortized cost		$931,824	$900,019	$753,466	$774,800	$693,637
Other investments		$63,991	$67,538	$51,322	$60,132	$55,691
Total investment securities:
Amortized cost		$2,074,518	$2,137,649	$2,004,465	$2,064,314	$1,939,120
Carrying value		$1,972,721	$2,019,054	$1,878,462	$1,918,487	$1,829,995

(a)Amortized cost is presented net of the allowance for credit losses of $237 at September 30, 2025 and at June 30, 2025 and $236 at September 30, 2024.
For the third quarter of 2025, available-for-sale investment securities decreased compared to all prior periods due to the sale of lower-yielding securities. For the third quarter of 2025, held-to-maturity securities increased compared to all prior periods due to the purchases of higher-yielding, longer duration securities booked to held-to-maturity.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Originated loans and leases:
Construction	$207,528	$288,824	$266,644	$271,975	$265,073
Commercial real estate, other	1,633,725	1,468,120	1,413,759	1,310,127	1,283,903
Commercial real estate	1,841,253	1,756,944	1,680,403	1,582,102	1,548,976
Commercial and industrial	1,338,185	1,249,948	1,167,382	1,162,777	1,047,001
Premium finance	273,297	277,622	264,080	269,435	286,983
Leases	369,756	383,923	375,224	382,074	401,573
Residential real estate	497,415	483,486	458,663	448,884	441,730
Home equity lines of credit	206,084	197,875	187,887	182,831	180,737
Consumer, indirect	710,385	692,674	680,260	669,857	677,056
Consumer, direct	111,017	105,678	101,876	101,062	101,026
Consumer	821,402	798,352	782,136	770,919	778,082
Deposit account overdrafts	982	964	1,047	1,253	1,205
Total originated loans and leases	$5,348,374	$5,149,114	$4,916,822	$4,800,275	$4,686,287
Acquired loans and leases (a):
Construction	$53,520	$52,489	$52,460	$56,413	$55,021
Commercial real estate, other	735,671	780,094	816,779	845,886	896,588
Commercial real estate	789,191	832,583	869,239	902,299	951,609
Commercial and industrial	151,320	157,434	176,445	184,868	203,151
Leases	12,997	16,129	20,230	24,524	31,436
Residential real estate	378,358	394,482	389,505	386,217	335,812
Home equity lines of credit	41,299	43,910	47,522	49,830	52,372
Consumer, direct	7,189	7,937	8,763	9,990	11,172
Total acquired loans and leases	$1,380,354	$1,452,475	$1,511,704	$1,557,728	$1,585,552
Total loans and leases	$6,728,728	$6,601,589	$6,428,526	$6,358,003	$6,271,839
Percent of loans and leases to total loans and leases:
Construction	3.9%	5.2%	5.0%	5.2%	5.1%
Commercial real estate, other	35.1%	34.0%	34.7%	33.9%	34.8%
Commercial real estate	39.0%	39.2%	39.7%	39.1%	39.9%
Commercial and industrial	22.1%	21.3%	20.8%	21.2%	19.9%
Premium finance	4.1%	4.2%	4.1%	4.2%	4.6%
Leases	5.7%	6.1%	6.2%	6.4%	6.9%
Residential real estate	13.0%	13.3%	13.2%	13.2%	12.4%
Home equity lines of credit	3.7%	3.7%	3.7%	3.7%	3.7%
Consumer, indirect	10.6%	10.5%	10.6%	10.5%	10.8%
Consumer, direct	1.8%	1.7%	1.7%	1.7%	1.8%
Consumer	12.4%	12.2%	12.3%	12.2%	12.6%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$323,347	$326,710	$337,279	$346,189	$347,719
(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at September 30, 2025 increased $127.1 million, or 8% annualized, compared to at June 30, 2025. The increase in the period-end loan and lease balances at September 30, 2025 compared to at June 30, 2025 was driven by increases of $121.2 million in other commercial real estate loans and $82.1 million in commercial and industrial loans, partially offset by a decrease of $80.3 million in construction loans. The period-end loan and lease balances at September 30, 2025 compared to at September 30, 2024 increased $456.9 million, or 7%, compared to at September 30, 2024, driven by increases of $239.4 million in commercial and industrial loans, $188.9 million in other commercial real estate loans, and $98.2 million in residential real estate loans, partially offset by decreases of $59.0 million and $50.3 million in constructions loans and leases, respectively.

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from many sectors of the economy, with no single industry comprising over 14% of Peoples' total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at September 30, 2025. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at September 30, 2025:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$136,750	$177,862	$314,612	52.1%
Land development	36,517	36,668	73,185	12.1%
Land only	16,144	25,987	42,131	7.0%
Industrial	10,781	29,358	40,139	6.6%
Residential property	4,699	20,401	25,100	4.2%
Warehouse facilities	1,278	14,361	15,639	2.6%
Student housing	15,000	—	15,000	2.5%
Retail facilities	4,217	9,894	14,111	2.3%
Other (a)	35,662	28,675	64,337	10.6%
Total construction	$261,048	$343,206	$604,254	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$524,353	$11,407	$535,760	22.0%
Light industrial facilities:
Owner occupied	$122,625	$8,368	$130,993	5.4%
Non-owner occupied	125,996	2,165	128,161	5.3%
Total light industrial facilities	$248,621	$10,533	$259,154	10.7%
Retail facilities:
Owner occupied	$208,964	$100	$209,064	8.6%
Non-owner occupied	44,527	1,278	45,805	1.9%
Total retail facilities	$253,491	$1,378	$254,869	10.5%
Lodging and lodging related:
Owner occupied	$163,899	$7,506	$171,405	7.0%
Non-owner occupied	29,449	—	29,449	1.2%
Total lodging and lodging related	$193,348	$7,506	$200,854	8.2%
Office buildings and complexes:
Owner occupied	$116,263	$1,677	$117,940	4.8%
Non-owner occupied	68,218	2,888	71,106	2.9%
Total office buildings and complexes	$184,481	$4,565	$189,046	7.7%
Assisted living facilities and nursing homes	$153,990	$1,901	$155,891	6.4%
Warehouse facilities:
Owner occupied	$28,645	$250	$28,895	1.2%
Non-owner occupied	52,976	245	53,221	2.2%
Total warehouse facilities	$81,621	$495	$82,116	3.4%
Restaurant/bar facilities:
Owner occupied	$27,780	$117	$27,897	1.1%
Non-owner occupied	54,426	—	54,426	2.2%
Total restaurant/bar facilities	$82,206	$117	$82,323	3.3%
Mixed-use facilities:
Owner occupied	$35,381	$1,735	$37,116	1.5%
Non-owner occupied	37,235	2,169	39,404	1.6%
Total mixed-use facilities	$72,616	$3,904	$76,520	3.1%
Healthcare facilities:
Owner occupied	$16,739	$1,237	$17,976	0.7%
Non-owner occupied	39,253	223	39,476	1.6%
Total healthcare facilities	$55,992	$1,460	$57,452	2.3%
Other (a)	518,677	27,433	546,110	22.4%
Total commercial real estate, other	$2,369,396	$70,699	$2,440,095	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 6% of total loans at September 30, 2025 and at December 31, 2024. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, geography is not a factor from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Construction	$1,252	$1,347	$1,156	$878	$854
Commercial real estate, other	18,316	17,144	17,155	16,256	17,239
Commercial and industrial	17,896	17,854	12,783	13,283	11,592
Premium finance	776	794	646	662	711
Leases	18,040	19,633	13,575	12,893	16,970
Residential real estate	6,348	6,113	6,786	6,491	6,058
Home equity lines of credit	1,880	1,814	1,863	1,792	1,804
Consumer, indirect	7,862	7,643	8,696	8,576	8,924
Consumer, direct	2,385	2,248	2,474	2,396	2,370
Deposit account overdrafts	109	91	98	121	117
Allowance for credit losses	$74,864	$74,681	$65,232	$63,348	$66,639
As a percent of total loans	1.11%	1.13%	1.01%	1.00%	1.06%
The increase in the allowance for credit losses at September 30, 2025 compared to at June 30, 2025 was driven by loan growth and a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. Compared to at September 30, 2024, the allowance for credit losses increased due to an increase in reserves for leases originated by our North Star Leasing division, a slight deterioration in the economic forecasts used within the CECL model, and loan growth.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2024 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Gross charge-offs:
Commercial real estate, other	$27	$35	$215	$219	$—
Commercial and industrial	472	556	380	118	259
Premium finance	105	93	71	63	37
Leases	4,930	5,099	5,654	7,706	3,753
Residential real estate	71	—	142	144	—
Home equity lines of credit	27	12	—	—	2
Consumer, indirect	1,607	1,693	1,866	1,331	1,820
Consumer, direct	290	96	155	149	162
Consumer	1,897	1,789	2,021	1,480	1,982
Deposit account overdrafts	312	245	277	310	558
Total gross charge-offs	$7,841	$7,829	$8,760	$10,040	$6,591
Recoveries:
Commercial real estate, other	$1	$—	$4	$24	$100
Commercial and industrial	26	17	6	40	1
Premium finance	3	3	6	12	4
Leases	443	261	245	87	56
Residential real estate	40	50	49	45	58
Home equity lines of credit	—	—	—	—	—
Consumer, indirect	418	449	210	178	186
Consumer, direct	27	14	20	7	19
Consumer	445	463	230	185	205
Deposit account overdrafts	54	71	99	61	83
Total recoveries	$1,012	$865	$639	$454	$507
Net charge-offs (recoveries):
Commercial real estate, other	26	35	211	195	(100)
Commercial and industrial	446	539	374	78	258
Premium finance	102	90	65	51	33
Leases	4,487	4,838	5,409	7,619	3,697
Residential real estate	31	(50)	93	99	(58)
Home equity lines of credit	27	12	—	—	2
Consumer, indirect	1,189	1,244	1,656	1,153	1,634
Consumer, direct	263	82	135	142	143
Consumer	1,452	1,326	1,791	1,295	1,777
Deposit account overdrafts	258	174	178	249	475
Total net charge-offs	$6,829	$6,964	$8,121	$9,586	$6,084
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Commercial real estate, other	—%	—%	0.01%	0.01%	(0.01)%
Commercial and industrial	0.03%	0.03%	0.02%	—%	0.02%
Premium finance	0.01%	0.01%	—%	—%	—%
Leases	0.27%	0.30%	0.35%	0.50%	0.23%
Residential real estate	—%	—%	0.01%	0.01%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.06%	0.07%	0.11%	0.06%	0.10%
Consumer, direct	0.02%	0.01%	0.01%	0.01%	0.01%
Consumer	0.08%	0.08%	0.12%	0.07%	0.11%
Deposit account overdrafts	0.02%	0.01%	0.01%	0.02%	0.03%
Total	0.41%	0.43%	0.52%	0.61%	0.38%
Each with "--%" not meaningful.

Total net charge-offs during the third quarter of 2025 were $6.8 million, or 0.41% of average total loans on an annualized basis, compared to $7.0 million, or 0.43% of average total loans on an annualized basis, during the linked quarter and $6.1 million, or 0.38% of average total loans on an annualized basis, during the third quarter of 2024. Compared to the linked quarter, net charge-offs decreased slightly, primarily driven by a decrease in net charge-offs in leases originated by the North Star Leasing business. The increase in net charge-offs during the third quarter of 2025 versus the prior year third quarter was primarily attributable to an increase in charge-offs in leases originated by the North Star Leasing business.
The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Loans 90+ days past due and accruing:
Commercial real estate, other	$—	$494	$284	$227	$3,838
Commercial and industrial	163	36	106	78	413
Premium finance	2,492	3,533	2,502	4,947	7,771
Leases	496	547	218	803	12,675
Residential real estate	1,432	1,192	853	2,166	2,442
Home equity lines of credit	28	108	47	213	292
Consumer, indirect	160	98	77	159	46
Consumer, direct	127	118	120	44	101
Consumer	287	216	197	203	147
Total loans 90+ days past due and accruing	$4,898	$6,126	$4,207	$8,637	$27,578
Nonaccrual loans:
Commercial real estate, other	3,861	4,824	5,378	7,136	4,416
Commercial and industrial	6,258	5,514	5,747	6,809	7,008
Leases	11,338	11,907	12,079	8,850	12,428
Residential real estate	8,249	8,028	8,163	7,329	6,658
Home equity lines of credit	1,336	1,339	1,537	1,498	1,461
Consumer, indirect	2,563	2,697	2,521	2,374	2,726
Consumer, direct	284	176	203	133	110
Consumer	2,847	2,873	2,724	2,507	2,836
Total nonaccrual loans	$33,889	$34,485	$35,628	$34,129	$34,807
Total nonperforming loans ("NPLs")	$38,787	$40,611	$39,835	$42,766	$62,385
OREO:
Commercial	$5,891	$5,891	$5,891	$5,891	$7,118
Residential	122	122	89	279	279
Total OREO	$6,013	$6,013	$5,980	$6,170	$7,397
Total nonperforming assets ("NPAs")	$44,800	$46,624	$45,815	$48,936	$69,782
Criticized loans (a)	$268,326	$244,442	$226,542	$241,302	$237,627
Classified loans (b)	$158,577	$125,014	$123,842	$128,815	$133,241
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.50%	0.52%	0.55%	0.54%	0.55%
NPLs as a percent of total loans (d)	0.58%	0.61%	0.62%	0.67%	0.99%
NPAs as a percent of total assets (d)	0.47%	0.49%	0.50%	0.53%	0.76%
NPAs as a percent of total loans and OREO (d)	0.66%	0.71%	0.71%	0.77%	1.11%
Allowance for credit losses as a percent of nonaccrual loans	220.91%	216.56%	183.09%	185.61%	191.45%
Allowance for credit losses as a percent of NPLs (d)	193.01%	183.89%	163.76%	148.13%	106.82%
Criticized loans as a percent of total loans (a)	3.99%	3.70%	3.52%	3.80%	3.79%
Classified loans as a percent of total loans (b)	2.36%	1.89%	1.93%	2.03%	2.12%

(a)    Includes loans categorized as special mention, substandard or doubtful.
(b)    Includes loans categorized as substandard or doubtful.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Peoples' NPAs decreased from 0.49% of total assets at June 30, 2025 to 0.47% of total assets at September 30, 2025. Total loans 90+ days past due and accruing decreased at September 30, 2025 compared to September 30, 2024 driven down by leases and premium finance loans. During the third quarter of 2025, criticized loans increased $23.9 million, while classified loans increased $33.6 million when compared to at June 30, 2025. The increase in classified loans compared to at June 30, 2025 and at September 30, 2024 was driven by loan downgrades. The decrease in NPAs compared to at June 30, 2025, was primarily driven by a decrease in premium finance loans that were 90+ days past due and accruing. The decrease in NPAs compared to at September 30, 2024, was driven primarily by a reductions in leases that were 90+ days past due and accruing.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Non-interest-bearing deposits (a)	$1,536,094	$1,530,824	$1,526,285	$1,507,661	$1,453,441
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,068,443	1,058,910	1,087,197	1,085,152	1,065,912
Savings accounts	884,230	889,872	894,592	866,959	864,935
Retail CDs	2,008,619	2,005,322	1,965,978	1,921,415	1,884,139
Money market deposit accounts	948,177	927,543	967,331	878,254	894,690
Governmental deposit accounts	769,782	781,949	834,409	775,782	824,136
Brokered CDs	416,851	442,788	458,957	554,982	495,904
Total interest-bearing deposits	6,096,102	6,106,384	6,208,464	6,082,544	6,029,716
Total deposits	$7,632,196	$7,637,208	$7,734,749	$7,590,205	$7,483,157
Demand deposits as a percent of total deposits	34%	34%	34%	34%	34%
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2025, period-end total deposits decreased $5.0 million compared to at June 30, 2025, driven by decreases of $25.9 million in brokered CDs and $12.2 million in governmental deposits, partially offset by increases of $20.6 million in money market deposits, $9.5 million in interest bearing demand accounts, and $5.3 million in non-interest bearing deposits. The decrease in brokered deposit accounts was due to a strategic shift to other funding sources at lower rates.
Compared to September 30, 2024, period-end deposit balances increased $149.0 million, or 2%. The increase in total deposits was primarily driven by increases of $124.5 million in retail CDs, $82.7 million in non-interest bearing deposits, and $53.5 million in money market deposits. These were partially offset by decreases of $79.1 million in brokered CDs and $54.4 million in governmental deposits. The increase in retail certificates of deposits was driven by special promotional rate offerings over the past year.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of September 30, 2025, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Short-term borrowings:
FHLB Overnight borrowings	$194,000	$356,000	$—	$175,000	$—
Retail repurchase agreements	14,250	23,569	19,228	18,367	12,945
Bank Term Funding Program ("BTFP")	—	—	—	—	163,000
Other short-term borrowings	275,340	17,291	—	107	—
Total short-term borrowings	$483,590	$396,860	$19,228	$193,474	$175,945
Long-term borrowings:
FHLB advances	$131,323	$131,580	$131,716	$131,868	$132,157
Vantage non-recourse debt	40,324	45,429	50,156	51,330	50,059
Other long-term borrowings	55,635	55,382	55,128	54,875	54,608
Total long-term borrowings	$227,282	$232,391	$237,000	$238,073	$236,824
Total borrowed funds	$710,872	$629,251	$256,228	$431,547	$412,769
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities and floating rate junior subordinated deferrable interest debentures. Total borrowed funds at September 30, 2025 increased compared to at June 30, 2025 due to higher overnight borrowings. Total borrowed funds increased compared to at September 30, 2024 due to higher overnight borrowings, partially offset by the payoff of the Bank Term Funding Program.
Capital/Stockholders’ Equity
At September 30, 2025, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2025, Peoples had a capital conservation buffer of 5.79%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Capital Amounts:
Common Equity Tier 1	$875,454	$857,036	$845,200	$833,128	$821,192
Tier 1	906,901	888,282	876,246	863,974	851,823
Total (Tier 1 and Tier 2)	997,310	982,929	960,820	946,724	933,679
Net risk-weighted assets	$7,231,479	$7,170,841	$6,986,418	$6,971,490	$6,958,225
Capital Ratios:
Common Equity Tier 1	12.11%	11.95%	12.10%	11.95%	11.80%
Tier 1	12.54%	12.39%	12.54%	12.39%	12.24%
Total (Tier 1 and Tier 2)	13.79%	13.71%	13.75%	13.58%	13.42%
Tier 1 leverage ratio	9.74%	9.83%	9.80%	9.73%	9.59%
Peoples' risk-based capital ratios at September 30, 2025 increased when compared to at June 30, 2025 due to the increase in assets, driven by loan growth in the quarter.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Tangible equity:
Total stockholders' equity	$1,182,776	$1,153,350	$1,137,821	$1,111,590	$1,124,972
Less: goodwill and other intangible assets	395,535	397,785	400,099	402,422	403,922
Tangible equity	$787,241	$755,565	$737,722	$709,168	$721,050
Tangible assets:
Total assets	$9,623,944	$9,540,608	$9,246,000	$9,254,247	$9,140,471
Less: goodwill and other intangible assets	395,535	397,785	400,099	402,422	403,922
Tangible assets	$9,228,409	$9,142,823	$8,845,901	$8,851,825	$8,736,549
Tangible book value per common share:
Tangible equity	$787,241	$755,565	$737,722	$709,168	$721,050
Common shares outstanding	35,705,369	35,673,721	35,669,100	35,563,590	35,538,607
Tangible book value per common share	$22.05	$21.18	$20.68	$19.94	$20.29
Tangible equity to tangible assets ratio:
Tangible equity	$787,241	$755,565	$737,722	$709,168	$721,050
Tangible assets	$9,228,409	$9,142,823	$8,845,901	$8,851,825	$8,736,549
Tangible equity to tangible assets	8.53%	8.26%	8.34%	8.01%	8.25%
Tangible book value per common share increased to $22.05 at September 30, 2025 compared to $21.18 at June 30, 2025. The change in tangible book value per common share was due to tangible equity increasing during the third quarter of 2025 primarily due to a decrease in accumulated other comprehensive loss over the last three months. Tangible book value per common share at September 30, 2025 increased compared to at September 30, 2024 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
300	$36,689	9.7%	$10,471	3.0%	$(176,726)	(8.7)%	$(127,697)	(7.2)%
200	26,462	7.0%	7,090	2.0%	(83,806)	(4.1)%	(88,238)	(5.0)%
100	15,828	4.2%	3,678	1.0%	(13,593)	(0.7)%	(45,430)	(2.6)%
(100)	(12,304)	(3.3)%	(9,700)	(2.7)%	(40,520)	(2.0)%	12,016	0.7%
(200)	(25,917)	(6.8)%	(19,818)	(5.6)%	(146,515)	(7.2)%	(3,009)	(0.2)%
(300)	(15,633)	(4.1)%	(19,964)	(5.6)%	(322,964)	(16.0)%	(25,823)	(1.5)%
This table uses a standard, parallel shock analysis on a static balance sheet for assessing the IRR to net interest income and the economic value of equity. A parallel shock assumes all points on the yield curve (one year, two year, three year, etc.) are directionally changed by the same degree. Management regularly assesses the impact of both increasing and decreasing interest rates. The table above shows the impact of upward and downward parallel shocks of 100, 200 and 300 basis points.
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates, as well as assumptions regarding prepayment speeds on mortgage-backed securities. These and other modeling assumptions are monitored closely by Peoples on an ongoing basis.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2025, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At September 30, 2025, the bear steepener scenario produced an increase in net interest income of 0.8% and an increase in the economic value of equity of 5.6%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Deposit costs decrease less quickly than variable rate asset yields over a short-term horizon but are mitigated to some extent over a longer horizon, resulting in a decreased amount of net interest income (margin) in a 12 month period and a relatively neutral impact to net interest income (margin) in a 24 month period. At September 30, 2025, the bull steepener scenario produced a decline of 0.7% to net interest income, as the impact of revised assumptions around deposit betas mitigate the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 1.9%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2025, Peoples had entered into five interest rate swap contracts with an aggregate notional value of $45.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2025, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. Peoples revisits the model assumptions on an ongoing basis, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain appropriate and are largely unchanged from those disclosed in Peoples' 2024 Form 10-K.
At September 30, 2025, Peoples Bank had liquid assets of $597.9 million, which represented 5.5% of total assets and unfunded loan commitments. Peoples also had an additional $137.3 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Home equity lines of credit	$267,598	$268,217	$257,349	$254,168	$248,400
Unadvanced construction loans	367,917	362,405	350,382	370,086	376,595
Other loan commitments	763,058	791,389	729,254	759,790	815,199
Loan commitments	$1,398,573	$1,422,011	$1,336,985	$1,384,044	$1,440,194
Standby letters of credit	$6,402	$6,774	$6,970	$8,398	$9,917
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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

Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, the current or future U.S. government shutdown, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and/or changes in the relationship of the U.S. and U.S. global trading partners), changes in the federal, state and local governmental policy and other factors beyond Peoples’ control may adversely affect Peoples Bank’s deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank’s borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Disruptions in U.S. and global financial markets and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples’ earnings and capital, as well as the ability of Peoples Bank’s customers to repay loans.
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
The continued impact on economic conditions caused by inflation and changes in market interest rates could have an adverse effect on Peoples’ asset quality, deposit levels and loan demand, and, therefore, Peoples’ financial condition and results of operations. Because a significant amount of Peoples Bank’s loans are secured by either commercial or residential real estate, decreases in real estate values could adversely affect the value of property used as collateral and Peoples Bank’s ability to sell the collateral upon foreclosure.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended September 30, 2025:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2025	3,067	(2)(3)	$31.26	(2)(3)	—	$16,162,672
August 1 – 31, 2025	—		$—		—	$16,162,672
September 1 – 30, 2025	1,690	(2)(3)	$31.14	(2)(3)	—	$16,162,672
Total	4,757		$31.22		—	$16,162,672
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the third quarter of 2025.
(2)Information reported includes 910 common shares and 1,134 common shares purchased in open market transactions during July 2025 and September 2025, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 2,157 and 556 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during July 2025 and September 2025, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2025 (Unaudited) and at December 31, 2024; (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 30, 2025	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	October 30, 2025	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer