Form 10-K
period 2025-12-31
PEOPLES BANCORP INC
filed 2026-02-26
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2025
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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares (the only common equity of the registrant) held by non-affiliates was $1,029,478,000 based upon the closing price as reported on the Nasdaq Global Select Market®. For this purpose, executive officers and directors of the registrant are considered affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 35,917,291 common shares, without par value, at February 25, 2026.

Document Incorporated by Reference:
Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2026 (the “2026 Annual Meeting of Shareholders”), are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Corporate Overview
Peoples Bancorp Inc. is a financial holding company, which was organized in 1980. Peoples operates principally through its wholly-owned subsidiary, Peoples Bank, an Ohio state-chartered bank that was first chartered in 1902. Peoples’ other wholly-owned operating subsidiary is Peoples Investment Company (“PIC”). Peoples also holds all of the common securities of NB&T Statutory Trust III, FNB Capital Trust One, Ascencia Statutory Trust I, and Porter Statutory Trusts II-IV. Peoples Bank’s operating subsidiaries include Peoples Insurance Agency, LLC (“Peoples Insurance”) and Vantage Financial, LLC (“Vantage”), a nationwide provider of equipment financing.
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
◦commercial equipment financing;
◦technology equipment financing;
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
Peoples’ financial products and services are primarily offered through its financial service offices, ATMs, and ITMs in Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland, as well as through online resources that are web-based and mobile-based. Peoples’ premium financing and commercial and technology equipment financing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank’s credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Peoples’ business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. For a discussion of Peoples’ financial performance for the fiscal year ended December 31, 2025, see Peoples’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
Peoples has a history of expanding its business, including its customer base and primary market area, through a combination of organic growth and targeted acquisitions. The organic growth may include opening de novo banking and loan production offices (“LPOs”) located in or near Peoples’ existing market area. Acquisitions have consisted of traditional banking offices and LPOs, both individually and as part of entire financial institutions, insurance agencies, financial advisory books of business, insurance premium financing and equipment leasing services. The primary objectives of Peoples’ expansion efforts include: (1) providing opportunities to integrate non-traditional products and services, such as insurance, investment administration and management, insurance premium financing and equipment financing options, along with the traditional banking products offered to Peoples’ clients; (2) increasing market share in existing markets; (3) expanding Peoples’ core financial service businesses of banking, insurance, investment and investment management, insurance premium financing and equipment financing services; and (4) improving operating efficiency by directing resources toward branches, offices, and markets with the greatest earnings opportunities.
Recent Corporate Developments
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares. Under this share repurchase program, Peoples repurchased an aggregate of 30,692 of its common shares totaling $0.8 million during 2025, an aggregate of 100,905 of its common shares totaling $3.0 million during 2024, and an aggregate of 107,219 of its common shares totaling $3.0 million during 2023.
Primary Market Area and Customers
Peoples considers its primary market area to be those counties with a physical branch presence and their contiguous counties. This includes Ohio, West Virginia, Kentucky, Virginia, Washington, D.C. and Maryland. Peoples currently operates 57 offices in Ohio, 26 offices in West Virginia, 39 offices in Kentucky, two offices in Virginia, one office in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont, and an equipment leasing office in Minnesota. Peoples’ market area consists of rural, small urban and metropolitan markets in which Peoples serves a diverse group of industries and consumers. Principal industries served in Peoples’ primary market area include manufacturing, distribution, commercial real estate, healthcare, education, municipal, agricultural, automotive, wholesale and retail trade, franchise, and service-related industries. This broad-based economic area provides diversity, which helps prevent Peoples’ revenue and earnings from being largely dependent upon any single industry segment.
Lending Activities
Peoples Bank originates various types of loans, including commercial loans (comprised of commercial and industrial loans, construction loans, and other commercial real estate loans), premium finance loans, residential real estate loans, home equity lines of credit, consumer loans (comprised of both indirect and direct loans) and overdraft services. Peoples Bank’s lending activities are focused principally on lending opportunities within its primary market area, except for its premium finance lending and equipment leasing businesses, which originate loans and leases nationwide. However, Peoples Bank may occasionally originate loans outside its primary market area. In general, Peoples Bank retains the majority of the loans and leases it originates; however, certain longer-term fixed-rate mortgage loan originations, primarily one-to-four family residential mortgage loans, and portions of select commercial real estate loans and commercial and industrial loans are sold into the secondary market or to other financial institutions.
Peoples Bank’s loans consist of credit extensions to consumers and other borrowers spread over a broad range of industrial classifications. At December 31, 2025, Peoples Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 11% of total loans (also referred to as “loans, net of deferred fees and costs”).
Commercial Lending
Commercial loans include commercial and industrial loans, construction loans, other commercial real estate loans, and commercial credit card loans. Commercial loans represented the largest portion of Peoples Bank’s total loan portfolio, comprising approximately 62.1% and 60.3% of total loans at December 31, 2025, and at December 31, 2024, respectively. Commercial lending inherently carries a significant risk of loss since commercial loan relationships generally involve larger loan balances than other loan classes.
Commercial loan terms include amortization schedules and interest rates commensurate with the purpose of each loan, the identified source of repayment, and the risk involved. The majority of Peoples Bank’s commercial loans carry variable interest rates equal to an underlying index rate plus a margin. However, Peoples Bank also originates commercial loans with fixed interest rates for periods generally ranging from three to ten years. At December 31, 2025, the commercial loan portfolio consisted of 67.4% in variable interest rate loans and 32.6% in fixed interest rate loans. In determining whether to grant a commercial loan, Peoples Bank primarily reviews a schedule of cash flows to evaluate whether the borrower’s anticipated future cash flows will be adequate to service both interest and principal due.
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
Commercial Real Estate Loans
Peoples Bank’s portfolio of commercial real estate loans comprised 34.9% of total loans at December 31, 2025, and 33.9% at December 31, 2024. Peoples Bank originates commercial real estate loans for both owner-occupied commercial real estate and non-owner-occupied investment commercial real estate. Generally, the real estate securing these loans is stabilized and typically the loans are personally guaranteed by the owners of the borrowing entities. Normally, owner-occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. The source of repayment for this type of loan is typically cash flow from the operating company occupying the real estate. Investment commercial real estate generally includes multifamily complexes, office buildings and complexes, retail facilities, land under development, and industrial properties, as well as other commercial or industrial real estate. Typically, the primary source of repayment of this type of loan is rental income generated from leasing activities.
Commercial and Industrial Loans
Commercial and industrial loans are loans to operating companies for purposes of financing working capital needs, fixed asset purchases, acquisitions of other businesses, and other business activities. Typically, these loans are secured with business assets and, in some cases, owner-occupied real estate and are personally guaranteed by the owners of the operating companies. The primary source of repayment of this type of loan is generally cash flows generated from operations of the business, which can be susceptible to adverse changes in economic conditions of the general economy as a whole or within a specific industry. At December 31, 2025, commercial and industrial loans comprised 22.7% of Peoples Bank’s total loan portfolio, compared to 21.2% at December 31, 2024.
Construction Loans
Peoples Bank originates construction loans to provide temporary financing during the construction phase for commercial and residential properties. Peoples Bank’s construction lending is focused primarily on commercial and residential projects of select real estate developers. These projects include the construction of apartment, office, retail, industrial complexes, and other commercial and residential projects. The underwriting criteria for construction loans are generally the same as for non-construction loans. Construction loans comprised 4.5% of Peoples Bank’s total loan portfolio at December 31, 2025 and 5.2% at December 31, 2024.
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
Insurance Premium Finance Loans
Based in Lee’s Summit, Missouri, Peoples Premium Finance originates insurance premium finance loans through independent insurance agency partners nationwide that provide funding for the purchase by borrowers of property and casualty insurance policies from the insurance agency partners. Peoples Bank’s portfolio of insurance premium finance loans comprised 3.7% of total loans at December 31, 2025, and 4.2% of total loans at December 31, 2024, with the original portfolio having been acquired during 2020. The loans are secured by the refundable, unearned premiums with respect to the underlying insurance policies. These loans require a 10% to 20% down payment followed by no less than nine consecutive, equal monthly payments of principal plus interest. This type of lending is relatively low risk, as the loan amount is generally less than the refundable, unearned premiums of the underlying insurance policy. If the loan becomes delinquent, the underlying insurance policy is cancelled, and the unearned premiums are refunded directly to Peoples Bank.
Commercial Equipment Leases and Equipment Financing Agreements
Peoples Bank originates leases and equipment financing agreements through its North Star Leasing division and through its wholly-owned subsidiary, Vantage. Peoples Bank’s portfolio of leases comprised 5.4% of total loans at December 31, 2025, and 6.4% of total loans at December 31, 2024.
Based in Burlington, Vermont, the North Star Leasing division underwrites, originates and services equipment leases and equipment financing agreements primarily to small businesses throughout the U.S. Based in Minnetonka, Minnesota, Vantage underwrites, originates and services primarily technology equipment leases to medium and large businesses throughout the U.S. Both North Star Leasing’s and Vantage’s leases transfer substantially all of the benefits and much of the risks of equipment ownership to the lessee. The present value of future lease payments and the estimated residual value are recorded where leases are classified as sales-type or direct finance leases. For those leases classified as operating, the original cost of the equipment, which is subsequently depreciated over the life of the asset, is recorded on Peoples’ Consolidated Balance Sheet. For leases classified as sales-type or direct finance, revenue is recognized as a constant percentage return on the lease’s carrying value. For leases classified as operating, lease income is recognized ratably over the life of the lease. Lease origination costs are deferred and amortized as an adjustment of the related lease’s yield for sales-type leases and straight-line over the life of the lease for operating leases.
Residential Real Estate Loans
Peoples Bank’s portfolio of residential real estate loans comprised 12.8% of total loans at December 31, 2025, and 13.2% of total loans at December 31, 2024. The residential real estate loans originated by Peoples Bank may either be retained in its loan portfolio, or sold into the secondary market with servicing either retained by Peoples Bank or sold with the loan. Peoples Bank had $2.7 million of residential real estate loans held for sale and was servicing $322.1 million of loans, consisting primarily of one-to-four family residential mortgages, which had previously been sold into the secondary market, in each case, at December 31, 2025. Peoples Bank also originates and retains jumbo residential mortgage loans for primary and secondary residences, which are nonconforming loans that have higher loan amounts than those acceptable for sale to the government-sponsored enterprises to which Peoples Bank typically sells residential mortgage loans.
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
Home Equity Lines of Credit
Peoples Bank originates home equity lines of credit that provide consumers with greater flexibility in financing personal expenditures. At December 31, 2025, outstanding home equity lines of credit comprised 3.8% of Peoples Bank’s total loans, compared to 3.7% at December 31, 2024. Peoples Bank currently offers home equity lines of credit with a prime-based variable rate for the entire 10-year term, with interest-only payments and a balloon payment at maturity. At December 31, 2025, Peoples Bank’s home equity loan portfolio consisted of 99.2% in variable interest rate loans and 0.8% in fixed interest rate loans. At December 31, 2025, 14.8% of the total home equity loan portfolio was represented by convertible rate home equity lines of credit, with total outstanding principal balances and available credit amounts of $37.4 million and $51.2 million, respectively, and a weighted-average remaining maturity of 6.0 years. The average original loan amount under these convertible rate home equity lines of credit was approximately $52,000 at December 31, 2025.

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
Consumer Indirect Loans
Peoples Bank originates consumer indirect loans through select dealerships, which generally include loans secured by automobiles, motorcycles and recreational vehicles. At December 31, 2025, consumer indirect loans comprised 10.4% of Peoples Bank’s total loan portfolio, compared to 10.5% at December 31, 2024.
Consumer indirect loans are originated at the point of sale, or dealership, and are subject to the same pricing structure and underwriting process as consumer loans originated through the retail branch channel. Consumer indirect lending offers Peoples Bank the opportunity to access additional customers outside of its primary office locations. Peoples Bank offers consumer indirect lending for new and pre-owned vehicles through approved franchise or independent dealerships. These dealerships undergo an approval process whereby Peoples Bank reviews the dealership licensing and industry experience, evaluates customer experience with the dealership, and completes an inspection of the inventory, showroom, and general facilities. On an ongoing basis, the dealerships are monitored based on production volume, application approval rates, portfolio default rates, adherence to loan pricing guidelines, compliance with fair lending laws and consumer protection regulations, including unfair and deceptive acts and practices (“UDAP”) under Section 5 of the Federal Trade Commission Act or unfair, deceptive or abusive acts and practices (“UDAAP”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”).
Consumer Direct Loans
Peoples Bank originates consumer direct loans primarily through its office locations. Consumer direct loans generally include loans secured by automobiles, motorcycles, recreational vehicles and other personal property; unsecured loans; and personal lines of credit. Consumer direct loans differ from consumer indirect loans as they include expanded products, such as unsecured loans, or loans secured by stock or deposits. Consumer direct loans comprised 1.8% of Peoples Bank’s total loan portfolio at December 31, 2025, compared to 1.7% at December 31, 2024.
Overdraft Services
Peoples Bank grants overdraft services to qualified customers, which provides overdraft protection to deposit customers, both individual and business, by establishing an overdraft amount. After a 60-day waiting period to verify account activity, each new checking account usually receives an overdraft amount of $700 or $1,000 based on the type of account and other parameters, such as previous charge-off history or credit loss. Customers also have the ability to opt out of the overdraft services offered by Peoples. Once established, customers are permitted to overdraw their checking account at Peoples Bank's discretion, up to their overdraft limit, with each item being charged Peoples Bank’s regular overdraft fee, with a maximum of five charges per day when the customer’s account is overdrawn more than $5. Customers repay the overdraft with their next deposit. Peoples’ overdraft services are designed to allow Peoples Bank to fill the void between traditional overdraft protection, such as a line of credit, and non-bank “check cashing services.” Under federal banking regulations, Peoples Bank is required to obtain the consent of its customers in order to apply Peoples’ overdraft services to ATM and one-time debit card transactions. While the overdraft services generate fee income, these fees may be partially offset by additions to the provision for credit losses necessary to ensure the maintenance of an appropriate allowance for credit losses against overdrafts deemed uncollectable. This allowance, along with net charge-offs, was included in determining Peoples Bank’s allowance for credit losses. At December 31, 2025, the unfunded commitment related to overdraft services was $78.3 million.

Investment Activities
At December 31, 2025, investment securities comprised 20.5% of Peoples’ total assets, compared to 20.7% at December 31, 2024. The majority of Peoples’ investment activities are conducted through Peoples Bank, although Peoples and its non-banking subsidiary, PIC, also may engage in investment activities from time to time. Investment activity by Peoples Bank is subject to certain regulatory guidelines and limitations on the types of securities eligible for purchase. As a result, the investment securities owned by Peoples Bank at December 31, 2025, included obligations of agencies and corporations of the U.S. government, including mortgage-backed securities, obligations of U.S. government sponsored agencies, obligations of states and political subdivisions in the U.S., and corporate obligations, including private-label mortgage-backed securities. Peoples Bank also invests in tax credit funds. The investments owned by PIC consist of tax credit funds, municipal obligations, privately issued mortgage-backed securities, and subordinated debt issued by a non-related banking entity.
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
The following is a brief description of the various sources of funds utilized by Peoples:
Deposits
Peoples Bank obtains deposits principally from individuals, municipalities, and businesses within its primary market area by offering a broad selection of deposit products to clients. Deposit products for individuals have account terms that vary with respect to the minimum balance required, the time the funds must remain on deposit, and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding, and (4) the anticipated future economic conditions and interest rates. Business deposits, which include deposits from traditional commercial businesses as well as governmental entities, are obtained through an offering of multiple deposit account types as well as cash management solutions. Depending on the need of the entity, these deposits could be either interest-bearing or non-interest-bearing. The ability of Peoples Bank to offer competitive cash management solutions to its customers, enables it to obtain valuable operating account funds as well as non-operating account funds. Retail and business deposits are attractive sources of funding because of their stability and cost, relative to wholesale funding alternatives, in addition to providing opportunities for Peoples to build long-term client relationships through the cross-selling of its other products and services.
Peoples Bank also offers its customers the ability to receive multi-million dollar federal deposit insurance coverage for certificates of deposit (“CDs”) through the Certificate of Deposit Account Registry Service (“CDARS”) program and money market deposit accounts through the Insured Cash Sweep (“ICS”) services network. Under these programs, funds from large customer deposits are placed into accounts issued by other members of the CDARS program or ICS network in increments below the federal deposit insurance limits to ensure both principal and interest remain eligible for insurance. Peoples Bank also purchases certain “one-way buy” CDARS deposits, and overnight ICS network deposits which are utilized as a wholesale funding source. CDARS one-way buys are classified as brokered deposits in “Note 8 Deposits.” ICS overnight deposits are classified as other short-term borrowings in “Note 9 Short-Term Borrowings.”
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
Borrowed Funds
Peoples obtains funds through a variety of short-term borrowings and long-term borrowings, which typically include advances from the Federal Home Loan Bank (“FHLB”) and repurchase agreements. Peoples also has the ability to obtain funds, if determined to be appropriate, through federal funds purchased and advances from the Federal Reserve Discount Window. Peoples utilized the Bank Term Funding Program (“BTFP”) through November of 2024, which was created by the Federal Reserve Bank to support American businesses and households by making additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of all their depositors. The BTFP offered loans of up to one year in length. In addition, Peoples has the ability to obtain funds from unrelated financial institutions in the form of term loans or revolving lines of credit. Short-term borrowings are used generally to manage Peoples’ daily liquidity needs since they typically may be repaid, in whole or part, at any time without a penalty. In recent years, Peoples has utilized interest rate swaps to obtain short-term borrowings at long-term fixed rates, effectively replacing maturing long-term borrowings. Long-term borrowings provide cost-effective options for funding asset growth and satisfying capital needs, due to the variety of pricing and maturity options available.
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
Historically, Peoples has focused on providing its full range of products and services in smaller metropolitan markets and certain major metropolitan areas. Management believes Peoples has developed a level of expertise in serving the financial service needs of all communities. Peoples’ primary market area has expanded into larger metropolitan and other areas, such as central, southwestern and northeastern Ohio along with Kentucky, eastern Virginia, southern Maryland, West Virginia, and Washington, D.C. Peoples also competes nationally when providing insurance premium financing and commercial equipment leases and equipment financing arrangements. These larger areas typically contain entrenched service providers with existing customer bases much larger than Peoples’ current position. As a result, Peoples may be forced to compete more aggressively in order to grow its market share in these areas, which could reduce current and future profit potential derived from such markets.
Human Capital Resources
At December 31, 2025, Peoples had 1,454 full-time equivalent employees, compared to 1,479 at December 31, 2024. Peoples makes it a priority to provide a first class workplace for its employees, focusing on providing quality benefits, recognizing and rewarding performance, cultivating diversity, and promoting a culture of learning and coaching in every direction. Peoples offers paid time off, medical, dental and vision insurance, along with wellness programs, a 401(k) program, an employee stock purchase program, programs to assist with education-related costs, reward and recognition programs, as well as various other programs and benefits.

Peoples has also implemented a $15 minimum wage throughout the organization, and all associates have been at or above this threshold since January 2023. In 2025, Peoples Bank was recognized by Newsweek as one of America’s Best Workplaces for the second consecutive year, by Forbes as one of America’s “Best-In-State Banks” for 2025, and by American Banker as a “Best Bank to Work For” for the fifth consecutive year.
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
Intellectual Property and Proprietary Rights
Peoples has registered the service marks “Peoples Bank (with logo),” “Peoples Bancorp,” “Peoples Bank,” Peoples in motion logo consisting of three arched ribbons, “Working Together. Building Success.”, “Peoples Insurance (with logo)”, “Peoples Investment Services”, “Peoples Premium Finance”, “North Star Leasing” and “peoplesbancorp.com” with the U.S. Patent and Trademark Office (the “USPTO”). Additionally, Peoples is the owner of “tradeIT”, a registered service mark of Vantage. These service marks currently have expiration dates ranging from 2026 to 2036.
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
FHLB
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
FDIC
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
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35% by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by two basis points (from three basis points to five basis points), applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023). The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35% percent by September 30, 2028. Since the previous semiannual update, the DIF reserve ratio increased by 6 basis points—from

1.15% as of December 31, 2023, to 1.21% as of June 30, 2024, due to growth in the DIF balance and slower-than-average insured deposit growth. The FDIC staff projects that the reserve ratio remains on track to reach the statutory minimum of 1.35% ahead of the deadline of September 30, 2028.
On November 16, 2023, the FDIC adopted a final rule implementing a special assessment to recover the loss to the DIF arising from the protection of uninsured depositors following the failures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported for the quarter ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods, beginning with the first quarter of 2024. Because Peoples Bank’s uninsured deposits were less than $5 billion for the quarter ended December 31, 2022, Peoples Bank is not be subject to this special assessment.

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
Federal Reserve System
The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic (“COVID-19”), the Federal Reserve reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2025.

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
The CFPB issued its final small dollar loan rule related to payday, vehicle title and certain high cost installment loans (the “Final Small Dollar Rule”) on July 22, 2020. The Final Small Dollar Rule rescinds the Mandatory Underwriting Provisions of the 2017 Payday Rule after re-evaluating the legal and evidentiary bases for these provisions and finding them to be insufficient. The Final Small Dollar Rule does not rescind or alter the Payments Provisions of the 2017 Payday Rule. Specifically, in the Final Small Dollar Rule, the CFPB revoked provisions that: (i) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer term balloon-payment loan, including payday and vehicle title loans, without reasonably determining that consumers have the ability to repay those loans according to their terms; (ii) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (iii) exempt certain loans from the mandatory underwriting requirements; and (iv) establish related definitions, reporting, and recordkeeping requirements. The effective date for compliance with the Final Small Dollar Rule was March 30, 2025.
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
Executive and Incentive Compensation
The Dodd-Frank Act requires that the federal banking agencies, including the Federal Reserve Board, issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Form 10-K, been adopted, but a proposed rule was published in 2016, and again in 2024, that expanded upon the prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, Peoples and Peoples Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.
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
In November 2021, the federal bank regulatory agencies issued a final rule, that became effective in May 2022, requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity or availability of information or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident that rises to the level of a notification incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into larger incidents. This rule also requires bank service providers to notify their bank organization customers of a computer-security incident that has occurred, or is reasonably likely to cause, a material service disruption or degradation for four or more hours.
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
Future Legislation and Administrative Rulemaking
Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress. For example, as a result of the COVID-19 pandemic, the U.S. Congress enacted the CARES Act and other legislation during 2020 that provided significant funding for loans for businesses and fiscal stimulus funding for individuals, as well as updates related to reporting for troubled debt restructurings and other various changes. Additionally, there were sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018. Many of the regulations mentioned above were adopted or amended pursuant to the guidance issued. Such legislation and administrative rulemaking may continue to change banking statutes and regulations, and the operating environment of Peoples and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions. The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.

Fair Access to Financial Services
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
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
Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, supply chain issues or labor shortages, supply-demand imbalances affecting real estate prices, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other changes in trade regulations, and changes in the relationship of the U.S and U.S. global trading partners, and other factors beyond Peoples’ control may adversely affect Peoples Bank’s deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank’s borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. Disruptions in U.S. and global financial markets and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples’ earnings and capital, as well as the ability of Peoples Bank’s customers to repay loans.
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
Peoples’ earnings and cash flows are dependent to a significant degree on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Peoples’ control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Interest rates are significantly impacted by governmental interest rate policies, including changes to such policies that may result from potential changes in the composition of the Federal Reserve Board, changes in the interest rate environment due to the economic conditions and/or the fiscal and monetary policy measures undertaken by the U.S government and the Federal Reserve Board, including changes in the Federal Funds Target Rate, in response to such economic conditions. Changes in monetary policy, including changes in interest rates, not only could influence the interest Peoples receives on loans and securities, and the amount of interest Peoples pays on deposits and borrowings, but such changes could also affect (1) Peoples’ ability to originate loans and obtain deposits, (2) the fair value of Peoples’ financial assets and liabilities, and (3) the average duration of Peoples’ mortgage-backed securities portfolio. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and other investments, Peoples’ net interest income and, therefore, earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and borrowings.
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
The accounting treatment of the interest rate swaps entered into by Peoples as part of Peoples’ interest rate management strategy may change if the hedging relationship is not as effective as currently anticipated. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for fixed payments from Peoples. At December 31, 2025, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, which were designated as cash flow hedges of brokered deposits, and which are expected to be extended every 90 days through the maturity dates of the swaps.
Although Peoples expects that the hedging relationships described above will be highly effective, such relationships could prove ineffective. At December 31, 2025, the termination value of derivative financial instruments in a net liability position was $9.3 million, which included accrued interest but excluded any adjustment for nonperformance risk. At December 31, 2025, Peoples had $4.2 million of cash pledged with its derivative counterparties, while the counterparties had $2.1 million of cash collateral pledged. Peoples and its derivative counterparties did not have investment securities pledged at December 31, 2025. If Peoples had breached any of the provisions of the derivative financial instruments at December 31, 2025, Peoples could have been required to settle its obligations under the derivative financial agreements at the termination value.
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
For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region have occurred and remains likely to continue. In addition, the October 7, 2023 attack by Hamas in Israel has resulted in prolonged conflict and disruption in the Middle East. Further, there has been growing tension with Venezuela in recent months as well as increased trade competition with China. Although the length, impact and outcome of the global conflicts are highly unpredictable, these conflicts have resulted, and could continue to result, in significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as increases in cyberattacks and espionage. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and Peoples’ business for an unknown period of time.
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
The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Financial Crimes Enforcement Network (also known as FinCEN), a unit of the U.S. Department of the Treasury that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; and expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.
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
Peoples has a Loan Agreement with U.S. Bank National Association (the “U.S. Bank Loan Agreement”) that provides Peoples with a revolving line of credit. A Seventh Amendment to the U.S. Bank Loan Agreement, entered into on March 28, 2025, extended the maturity from March 31, 2025 to March 30, 2026. The U.S. Bank Loan Agreement imposes operating and financial covenants on Peoples. These restrictions may affect Peoples’ operations and may limit the ability to take advantage of potential business opportunities as they arise. Peoples’ ability to comply with the covenants contained in the U.S. Bank Loan Agreement may be affected by events beyond Peoples’ control, including deteriorating economic conditions, and these events could require Peoples to seek waivers or amendments of such covenants, or alternative sources of financing. Peoples’ ability to obtain such waivers, amendments or alternative financing, may be on terms unfavorable to Peoples.
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
Additional information regarding Peoples’ credit exposure concentration at December 31, 2025 can be found in the section captioned “Loan Concentration” in “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Form 10-K.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including artificial intelligence. The effective use of technology increases efficiency and enables financial institutions to better serve customers while reducing costs. Peoples’ future success depends, in part, upon its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in its operations. This could include the development, implementation, and adaptation of digital or cryptocurrency, blockchain, and other “fintech” technology. Peoples may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to Peoples’ customers. Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect Peoples’ growth, revenue and net income.
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
Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in recent years exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. Peoples seeks to ensure its funding needs are met by maintaining a level of liquidity through asset and liability management. If Peoples becomes unable to obtain funds when needed, it could have a material adverse effect on Peoples’ business, financial condition, and results of operations.
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
Peoples Bank has limited ability to control the amount of premiums it is required to pay for FDIC insurance. The DIF is funded by fees assessed on insured depository institutions, such as Peoples Bank. If the costs of future bank failures increase, deposit insurance premiums may also increase. Increases in FDIC insurance premiums may have a material adverse effect on Peoples’ results of operations and ability to continue to pay dividends on its common shares at the current rate or at all. The FDIC Board adopted a final rule which implemented a special assessment to recover the losses to the DIF arising from the failures of Silicon Valley Bank and Signature Bank. This special assessment was based on total uninsured deposits, which the value of such deposits held by Peoples was below the threshold set by the assessment, and thus Peoples was not subject to the assessment. However, there can be no assurance that assessments may not be changed in the future and/or that additional special assessments may not be imposed in the future by the FDIC, either in response to additional bank failures or otherwise, that could increase the amount of premiums required to be paid to the FDIC by Peoples Bank. Federal deposit insurance is described in more detail in the section captioned “Supervision and Regulation” in “ITEM 1 BUSINESS” of this Form 10-K.
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
In July 2025, President Trump signed into law the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, resulting in deposit withdrawals. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to Peoples’ deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide. For a more complete discussion of Peoples’ competitive environment, see the section captioned “Competition” in “ITEM 1 BUSINESS” of this Form 10-K.
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

Peoples is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which Peoples operates. For example, the bank failure of Republic First Bank during 2024, and the closures of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, and Heartland Tri-State Bank in Kansas during 2023 caused a degree of panic and uncertainty in the investor community and among bank customers generally. Peoples will continue to monitor potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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
Peoples is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to tax laws could have a material adverse effect on Peoples’ results of operations and the realization of net deferred tax assets. In addition, Peoples’ customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by Peoples’ customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on Peoples’ customers could result in defaults on the loans made by Peoples Bank and decrease the value of mortgage-backed securities in which Peoples has invested.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.
ITEM 1C CYBERSECURITY
Risk Management and Strategy
Peoples has a comprehensive Enterprise Risk Management program (“ERM Program”), which includes policies and processes for assessing, identifying and managing material risks from cybersecurity threats to Peoples and its customers. Peoples’ information security policy and procedures are reviewed and assessed on an annual basis and as needed throughout the year by the Risk Committee of the Board. Peoples assesses itself using the Cyber Risk Institute Tool (“CRIT”) on at least an annual basis. Additional assessment of Peoples’ cybersecurity capabilities is performed by consultants and regulators annually. Identified risks resulting from these assessments are documented, rated and mitigated by Peoples Bank’s Chief Information Security Officer (“CISO”), with oversight by the Risk Committee.
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
Roles and Responsibilities
Peoples’ Board of Directors provides oversight of risks from cybersecurity threats primarily through the Risk Committee of the Board. The Risk Committee is comprised of all of the independent directors of the Board, along with Peoples’ Chief Executive Officer (“CEO”), and is responsible for oversight of Peoples’ risk management policies, programs and processes. The Risk Committee is organized and conducts its business pursuant to a written charter adopted by the Board. At least annually, the Risk Committee reviews and reassesses the adequacy of its charter and recommends any proposed changes to the full Board as necessary to reflect changes in regulatory requirements, authoritative guidance and evolving practices. On at least a quarterly basis, Peoples’ Chief Risk Officer (“CRO”) provides a report to the Risk Committee regarding the overall risk condition of Peoples and whether it is within Peoples’ stated risk appetite.
Peoples’ CRO reports to the Risk Committee and the CEO and has primary responsibility for the design and implementation of the ERM Program. The ERM Program establishes Peoples’ risk appetite, monitors key risk and performance indicators, identifies key risks within the firm, designs and executes specific risk initiatives and monitors risk mitigation efforts and control processes. The CRO updates the Risk Committee quarterly on the overall risk condition of Peoples inclusive of any cybersecurity issues or threats.
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
ITEM 2 PROPERTIES
Peoples’ sole banking subsidiary, Peoples Bank, generally owns its offices, related facilities and unimproved real property. At December 31, 2025, Peoples Bank operated 57 offices in Ohio, 39 offices in Kentucky, 26 offices in West Virginia, two offices in Virginia, one office in Washington D.C., one office in Maryland, an insurance premium finance lending office in Missouri, an equipment leasing office in Vermont, and a leasing office in Minnesota. Of these 129 offices, 71 are leased and the rest are owned by Peoples Bank.
Peoples Bank’s subsidiary, Peoples Insurance, rents office space in various Peoples Bank offices, and also leases office space from third parties in Inez and Pikeville, Kentucky. Peoples Bank’s subsidiary, Vantage, rents office space in Minnetonka, Minnesota, Cherry Hill, New Jersey, Holmdel, New Jersey, Knoxville, Tennessee, Grafton, Wisconsin, and Guilford, Connecticut.

Rent expense on the leased properties totaled $4.1 million in 2025 and $4.1 million in 2024, which excludes intercompany rent expense. The following properties have a lease term expiring on or before June 2026:

Location	Address	Lease Expiration Date
Lebanon Office Easement	916 Columbus Ave Lebanon, OH	1/31/2026 (a)
Frontier	124 Gross St Marietta, OH	1/31/2026 (a)
Akron Business Office	348 S Main St Akron, OH	2/28/2026 (a)
Guilford (Vantage)	The Monroe Building, 87 Whitfield Street, Office 5 Guilford, CT	3/31/2026 (a)
Worthington	250 E Wilson Bridge Rd, Ste. 230 Worthington, OH	3/31/2026 (a)
Shepherdsville Sign	Adam Shepherd Parkway Shepherdsville, KY	5/27/2026 (b)
Caldwell ATM	17010 St Rt 78 Caldwell, OH	6/27/2026 (b)
GWB Oil & Gas - Storage Bldg	2013-B State Route 821 Marietta, OH	6/30/2026 (b)
North Canton-LPO	125 S. Main Street North Canton, OH	6/30/2026 (c)
Waynesville Parking Easement	826 Franklin Rd Waynesville, OH	6/30/2026 (b)
(a) Current lease agreement has no remaining extensions available.
(b) Current lease agreement will auto-renew for 1 year periods until terminated by one of the parties.
(c) Current lease agreement will switch to a month to month lease at expiration.

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

PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Peoples’ common shares are traded on The Nasdaq Global Select Market® under the symbol PEBO. At December 31, 2025, Peoples had 3,742 shareholders of record.
Peoples currently plans to continue to pay quarterly cash dividends comparable to those paid historically, subject to certain regulatory restrictions described in “Note 17 Regulatory Matters,” as well as in the section captioned “Supervision and Regulation – Dividend Restrictions” of “ITEM 1 BUSINESS” of this Form 10-K.
Issuer Purchases of Equity Securities
The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended December 31, 2025:

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – 31, 2025	1,296	(2)(3)	$30.04	—	$16,162,672
November 1 – 30, 2025	13,754	(1)(3)	$28.25	13,526	$15,780,726
December 1 – 31, 2025	2,187	(2)	$30.02	—	$15,780,726
Total	17,237		$28.61	13,526	$15,780,726
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of its outstanding common shares, replacing the February 27, 2020 share repurchase program which terminated on January 28, 2021. There were 13,526 common shares repurchased under the share repurchase program during November 2025.
(2)Information includes 930 and 2,187 common shares purchased in open market transactions during October and December 2025, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes an aggregate of 366 and 228 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan and vested during October and November 2025, respectively.

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
The following line graph compares the five-year cumulative total shareholder return of Peoples’ common shares, based on an initial investment of $100 on December 31, 2020, and assuming reinvestment of dividends, against two indices. The first is the Russell 2000 Index, which is a leading benchmark for small cap domestic stocks and is comprised of the stocks ranked 1,001 to 2,000 in order of descending market capitalization in the Russell 3000 Index. The second is the KBW Nasdaq Bank Index, which is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S. The KBW Nasdaq Bank Index includes 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions.

COMPARISON OF FIVE-YEAR TOTAL SHAREHOLDER RETURN AMONG PEOPLES BANCORP INC., RUSSELL 2000 INDEX, AND KBW NASDAQ BANK INDEX

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
2020
2021
2022
2023
2024
2025
Peoples Bancorp Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	2020	2021	2022	2023	2024	2025
Peoples Bancorp Inc.	$100.00	$122.84	$114.67	$144.82	$143.40	$143.57
Russell 2000 Index	$100.00	$114.78	$91.30	$106.71	$119.00	$134.23
KBW Nasdaq Bank Index	$100.00	$138.34	$108.74	$107.77	$147.87	$196.02

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
(9)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties’ performance and creditworthiness generally, which may be less favorable than expected in light of continued inflationary pressures and elevated interest rates, and may adversely impact the amount of interest income generated;
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
(14)adverse changes in the conditions and trends in the financial markets, including recent inflationary pressures and the impacts of potential or imposed tariffs on markets, which may adversely affect the fair value of securities within Peoples’ investment portfolio, the interest rate sensitivity of Peoples’ consolidated balance sheet, and the income generated by Peoples’ trust and investment activities;
(15)the volatility from quarter to quarter of mortgage banking income, whether due to interest rates, demand, the fair value of mortgage loans, or other factors;
(16)Peoples’ ability to receive dividends from Peoples’ subsidiaries;
(17)Peoples’ ability to maintain required capital levels and adequate sources of funding and liquidity;
(18)the impact of larger or similar-sized financial institutions encountering problems, such as the failure in 2024 of Republic First Bank, and closures in 2023 of Silicon Valley Bank in California, Signature Bank in New York, First Republic Bank in California, which may adversely affect the banking industry and/or Peoples’ business generation and retention, funding and liquidity, including Peoples’ continued ability to grow deposits or maintain adequate deposit levels, and may further result in potential increased regulatory requirements, increase reputational risk and potential impacts to macroeconomic conditions;

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
(26)the impact on Peoples’ businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters including severe weather events, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts (including Russia’s war in Ukraine and the ongoing conflicts in the Middle East, and mounting tensions with Venezuela);
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
(31)changes in laws or regulations imposed by Peoples’ regulators impacting Peoples’ capital actions, including dividend payments and share repurchases;

(32)the vulnerability of Peoples’ network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(33)regulatory and legal matters, including the failure to resolve outstanding matters on a timely basis and the potential of new regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
(34)Peoples’ business may be adversely affected by increased political and regulatory scrutiny of corporate ESG practices;
(35)the effect of a fall in stock market prices on the asset and wealth management business;
(36)the risk that energy tax credits purchased and used by Peoples to reduce tax liabilities will be disallowed by the Internal Revenue Service; and
(37)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples’ reports filed with the SEC, including those risk factors included in the disclosures under the heading “ITEM 1A RISK FACTORS” of this Form 10-K.
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
Mergers and Acquisitions
◦During 2025, Peoples incurred noacquisition-related expenses, compared to $0.2 million for 2024 and $17.0 million for 2023. The acquisition-related expenses in 2024 and 2023 were related to a merger that occurred on the close of business on April 30, 2023, whereby Limestone Bancorp Inc. and Limestone Bank merged with and into Peoples and its wholly-owned subsidiary, Peoples Bank, respectively (collectively, the “Limestone Merger”).
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
Other Significant Developments
◦During 2025, Peoples recorded a provision for credit losses of $42.2 million, compared to a provision for credit losses of $24.8 million for 2024 and a provision for credit losses of $15.2 million for 2023. The provision for credit losses during 2025 was driven by (i) net charge-offs, (ii) loan growth, (iii) deterioration in the economic forecasts used within the CECL model, (iv) a periodic refresh in the loss drivers utilized within the CECL model, and (v) an increase in reserves for leases originated by the North Star Leasing division. The provision for credit losses during 2024 was primarily driven by (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration, and (iv) loan growth.
◦During the fourth quarter of 2025, Peoples completed a sale of an OREO property acquired in a previous acquisition, which resulted in a loss of $0.9 million.
◦During the fourth quarter of 2025, Peoples redeemed early a tranche of subordinated debt acquired in the Limestone Merger, which resulted in a loss of $0.8 million.
◦During the third quarter of 2025, Peoples executed the sale of $75.0 million of available-for-sale securities for an after-tax loss of $2.7 million.

◦During the third quarter of 2023, Peoples terminated its pension plan by settling the remaining benefit obligation of $7.7 million. The pension plan had been closed to new entrants since January 1, 2010. Peoples recorded a settlement charge of $2.4 million in the third quarter of 2023 in relation to the termination of the pension plan.
◦On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares. During 2025, Peoples repurchased 30,692 common shares totaling $0.8 million under the share repurchase program. During 2024, Peoples repurchased 100,905 common shares totaling $3.0 million under the share repurchase program. During 2023, Peoples repurchased 107,219 common shares totaling $3.0 million under the share repurchase program.
◦On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement. A Seventh Amendment to the U.S. Bank Loan Agreement, entered into on March 28, 2025, extended the maturity from March 31, 2025 to March 30, 2026. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement; and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.25% to 5.50% on July 27, 2023. This rate remained unchanged until the latter half of 2024, when multiple rate cuts reduced the rate down to 4.25% to 4.50%. The Federal Reserve Board cut interest rates three times during 2025, further reducing the rate to 3.50% to 3.75%. The Federal Reserve Board has signaled that future rate reductions continue to be a possibility.
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
Management has identified two accounting policies as those that, due to the judgments, estimates and assumptions inherent in the policies, are critical to an understanding of Peoples’ Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The two accounting policies identified were the allowance for credit losses and fair value measurements. These two accounting policies are described in further detail below.
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
There can be no assurance that the allowance for credit losses will be adequate to cover all losses, but management believes the allowance for credit losses at December 31, 2025 was adequate to provide for expected losses from existing loans based on information available at that time. While management uses available information to estimate losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic conditions could reduce currently estimated cash flows for both commercial and consumer borrowers, which would likely cause Peoples to experience increases in problem assets, delinquencies and losses on loans in the future.
To demonstrate the sensitivity to key economic parameters used in the measurement of the allowance for credit losses at December 31, 2025, management calculated the difference between the modeled allowance for credit losses at December 31, 2025, compared to one based on an adverse scenario. The adverse scenario reflected increases of 100 basis points in both U.S. and Ohio unemployment. Excluding consideration of general reserve adjustments, this sensitivity analysis would result in a hypothetical increase in the allowance for credit losses of approximately $8.7 million at December 31, 2025.
Fair Value Measurements
Peoples designates certain of its investment securities as available-for-sale, the carrying value of which is impacted by the application of fair value measurements. The fair value used by Peoples in the measurement of its available-for-sale portfolio are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, SOFR (or other relevant) yield curves, credit spreads, and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services in management’s overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
Detailed information regarding the fair value of available-for-sale securities can be found in “Note 2 Fair Value of Financial Instruments.”
New Accounting Guidance Pending Adoption
    ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans: The FASB issued an Accounting Standards Update (“ASU”) 2025-08 on November 12, 2025. The amendments “expand the population of acquired financial assets subject to the gross-up approach in Topic 326.” Specifically, the ASU expands the scope to include purchased “seasoned” loans, which are evaluated after purchase credit deteriorated (“PCD”) loans have been identified. These seasoned loans are defined as non-PCD loans that are obtained in a business combination accounted for using the acquisition method or non-PCD loans that are (i) obtained through a transfer that is not a business combination accounted for using the acquisition method or (ii) initially recognized through the consolidation of a variable interest entity.
The ASU applies to all public entities subject to the guidance in Topic 326, including public business entities, privates companies, and not-for-profit entities. The amendments in this update apply “prospectively to loans that are acquired on or after the initial application date.” The amendments in ASU 2025-08 are effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. Peoples is currently evaluating the impact of this guidance.
EXECUTIVE SUMMARY
Net income for the year ended December 31, 2025, was $106.8 million, compared to $117.2 million for 2024 and $113.4 million for 2023, representing earnings per diluted common share of $2.99, $3.31, and $3.44, respectively. The decreases in 2025 earnings when compared to 2024 and 2023 were driven by increases in provision for credit losses and non-interest expenses. Non-core items, and the related tax effect of each, negatively impacted earnings per diluted common share by $0.13 for 2025 compared to $0.07 for 2024 and $0.59 for 2023.
Net interest income increased 2% to $355.2 million for 2025, compared to $348.7 million for 2024, and $339.4 million for 2023. Net interest margin was 4.14% in 2025, compared to 4.21% in 2024 and 4.55% in 2023. The increase in net interest income when compared to 2024 was driven by lower deposit and borrowing costs. Net interest margin for 2025 decreased 7 basis points when compared to 2024, which was primarily driven by lower accretion income. Net interest margin decreased during 2024 when compared to 2023 largely due to higher borrowing costs, which offset higher earning asset yields. Accretion income, net of amortization expense, totaled $9.6 million for 2025, compared to $25.2 million for both 2024 and 2023, adding 11 basis points, 30 basis points, and 34 basis points, to the net interest margin for 2025, 2024, and 2023, respectively.
The provision for credit losses for 2025 was $42.2 million, compared to a provision of credit losses of $24.8 million for 2024 and $15.2 million for 2023. Net charge-offs for 2025 were $29.4 million, compared to $23.2 million for 2024 and $8.5 million for 2023. Net charge-offs as a percent of average total loans were 0.45% for 2025, 0.37% for 2024 and 0.15% for 2023. The provision for credit losses during 2025 was mainly a result of (i) net charge-offs, (ii) loan growth, (iii) deterioration in the economic forecasts used within the CECL model, (iv) a periodic refresh in loss drivers utilized within the CECL model, and (v) an increase in reserves for leases originated by the North Star Leasing division. The increase in provision for credit losses during 2024 compared to the provision for credit losses during 2023 was primarily driven by (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration, and (iv) loan growth. The increase in net-charge-offs as a percent of average total loans was driven by charge-offs on small-ticket leases primarily occurring in the second half of 2024 and continuing into 2025.
Total non-interest income, excluding gains and losses, for 2025 increased $6.7 million, or 6%, when compared to 2024. The increase was because of (i) a $5.1 million increase in lease income, driven by increases in month-to-month lease income and operating lease income, (ii) a $1.9 million increase in trust and investment income due to an increase in assets under administration and management, and (iii) a $0.3 million increase in bank owned life insurance income. These increases were partially offset by a $0.6 million decrease in deposit account service charges due to customer activity. Total non-interest income excluding gains and losses, for 2024 increased $9.1 million, or 10%, when compared to 2023. The increase was driven by (i) a $2.6 million increase in lease income, attributable to operating lease income, (ii) a $2.4 million increase in trust and investment income driven by an increase in assets under administration and management, (iii) a $1.4 million increase in insurance income because of higher contingency income and increased premiums, (iv) a $0.9 million increase in deposit account service charge income, and (v) a $0.7 million increase in mortgage banking income.

Total non-interest expense was $282.3 million for 2025, an increase of $8.5 million, or 3%, compared to 2024. The higher expense was driven by increases of (i) $6.5 million in salaries and employee benefits costs, which were driven by higher sales-based and incentive compensation and medical costs, (ii) $3.9 million in data processing and software expenses, due to costs associated with recent technology projects, and (iii) $1.1 million in operating lease expense, partially offset by a decrease of $2.3 million in amortization of other intangible assets. Total non-interest expense was $273.8 million for 2024, an increase of $7.3 million, or 3%, compared to 2023. Excluding acquisition-related expenses, non-interest expenses increased $24.1 million, or 10%, when compared to 2023 due to increases in salaries and employee benefit costs, data processing and software expenses, and net occupancy expense. The increases were primarily driven by recent growth, including through acquisitions.
Peoples’ efficiency ratio, which is calculated as total non-interest expense less amortization of other intangible assets divided by fully tax-equivalent (“FTE”) net interest income, plus total non-interest income, excluding all gains and losses, was 58.7% for 2025, compared to 58.0% for 2024 and 58.7% for 2023. The efficiency ratio increased when compared to 2024 due to increased non-interest expense. The efficiency ratio for 2024 improved when compared to 2023 due to increased revenue.
Income tax expense totaled $28.0 million for 2025, compared to $32.3 million for 2024 and $31.8 million for 2023. The effective tax rate was 20.8% for 2025, 21.6% for 2024 and 21.9% for 2023. The decreased expense for 2025 compared to 2024 and 2023 was driven by lower pre-tax income. The reduction in the effective tax rate was due to updated state tax rates driven by apportionment, reducing tax expense by $0.9 million, and a $0.7 million benefit relating to tax credits purchased in the fourth quarter of 2025.
Total assets increased 4% to $9.65 billion at December 31, 2025, compared to $9.25 billion at year-end 2024. The increase was primarily due to increases of $398.9 million in loans and leases and $57.4 million in investment securities, partially offset by a decrease of $28.7 million in cash and cash equivalents. The increase in loans and leases compared to December 31, 2024, was driven by increases of $208.0 million in other commercial real estate loans, $188.1 million in commercial and industrial loans, and $30.7 million in indirect consumer loans, partially offset by a decrease of $40.9 million in leases. The increase in investment securities from at December 31, 2024, was driven by purchases of longer duration, higher yielding held-to-maturity investment securities. The decrease in cash and cash equivalents is primarily related to investing activity and the purchase of both available-for-sale and held-to-maturity securities, partially offset by cash provided by operating activities. The allowance for credit losses increased to $75.7 million, or 1.12% of total loans, net of deferred fees and costs, compared to $63.3 million and 1.00%, respectively, at December 31, 2024. The increase in the allowance balance and the ratio of the allowance for credit losses to total loans at December 31, 2025, when compared to at December 31, 2024, was driven by (i) loan growth, (ii) deterioration in the economic forecasts used within the CECL model, (iii) a periodic refresh in the loss drivers utilized within the CECL model, (iv) an increase in reserves for leases originated by the North Star Leasing division, and (v) an increase in individually analyzed loans and leases.
Total liabilities were $8.44 billion at December 31, 2025, an increase of $300.4 million since December 31, 2024, primarily due to increases of $336.8 million in short-term borrowings and $20.0 million in period-end deposits, partially offset by a decrease of $33.9 million in long-term borrowings. Total demand deposit accounts comprised 35% and 34% of total deposits at December 31, 2025, and at December 31, 2024, respectively.

Total stockholders’ equity was $1.21 billion at December 31, 2025, an increase of $95.0 million, or 9%, from December 31, 2024, due to net income of $106.8 million for the full year of 2025 and a decrease in other comprehensive loss of $39.8 million, partially offset by dividends paid of $58.1 million. The decrease in other comprehensive loss was the result of changes in the market value of available-for-sale investment securities, which were primarily driven by changes in market interest rates.
Peoples continued to exceed the capital required by the Federal Reserve Board to be deemed “well capitalized.” Peoples’ tier 1 capital ratio was 12.73% at December 31, 2025, versus 12.39% at December 31, 2024, while the total capital ratio was 13.78% at December 31, 2025, versus 13.58% at December 31, 2024. The common equity tier 1 risk-based capital ratio was 12.29% at December 31, 2025, compared to 11.95% at December 31, 2024. Compared to at December 31, 2024, the tier 1 risk-based capital and the total risk-based capital ratios improved due to net income, partially offset by dividends paid. Peoples’ book value and tangible book value per share were $33.78 and $22.77, respectively, at December 31, 2025, compared to $31.26 and $19.94, respectively, at December 31, 2024. Additional information regarding capital requirements can be found in “Note 17 Regulatory Matters.”

RESULTS OF OPERATIONS
Net Interest Income
Peoples earns interest income on investments, loans and leases, and incurs interest expense on interest-bearing deposits and borrowed funds. Net interest income, the amount by which interest income exceeds interest expense, remains Peoples’ largest source of revenue and was 76% of total revenue during 2025. The amount of net interest income earned by Peoples is affected by various factors, including changes in market interest rates due primarily to the Federal Reserve Board’s monetary policy, the level and degree of pricing competition for both loans and deposits in Peoples’ markets, and the amount and composition of Peoples’ earning assets and interest-bearing liabilities.
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
The following table details the calculation of FTE net interest income for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Net interest income	$355,230	$348,701	$339,374
Taxable equivalent adjustments	1,108	1,308	1,503
FTE net interest income	$356,338	$350,009	$340,877

The following table details Peoples’ average balance sheets, with corresponding income/expense and yield/cost, for the years ended December 31:

	2025			2024			2023
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments (a)	$81,069	$3,493	4.31%	$125,112	$6,810	5.44%	$57,464	$2,763	4.81%
Investment securities (b)(c):
Taxable	1,781,336	66,005	3.71%	1,696,965	59,113	3.48%	1,621,852	49,463	3.05%
Nontaxable	172,306	4,748	2.76%	180,913	5,016	2.77%	190,479	5,475	2.87%
Total investment securities	1,953,642	70,753	3.62%	1,877,878	64,129	3.42%	1,812,331	54,938	3.03%
Loans (c)(d):
Construction	313,770	22,374	7.03%	330,989	25,791	7.66%	347,317	27,833	7.90%
Commercial real estate, other	2,146,287	136,666	6.28%	2,058,450	146,077	6.98%	1,757,676	120,479	6.76%
Commercial and industrial	1,398,410	96,637	6.82%	1,237,068	95,609	7.60%	1,052,647	79,449	7.44%
Premium finance	265,302	22,016	8.18%	259,374	22,134	8.39%	168,077	12,155	7.13%
Leases	384,519	39,668	10.17%	416,728	47,498	11.21%	371,809	42,931	11.39%
Residential real estate (e)	974,804	51,050	5.24%	921,725	47,017	5.10%	913,069	43,647	4.78%
Home equity lines of credit	242,509	18,458	7.61%	227,046	18,414	8.11%	194,415	14,722	7.57%
Consumer, indirect	692,001	44,720	6.46%	666,083	39,912	5.99%	656,736	33,263	5.06%
Consumer, direct	122,181	9,579	7.84%	120,607	8,694	7.21%	128,707	8,726	6.78%
Total loans	6,539,783	441,168	6.68%	6,238,070	451,146	7.14%	5,590,453	383,205	6.79%
Allowance for credit losses	(69,316)			(64,491)			(57,391)
Net loans	6,470,467	441,168	6.75%	6,173,579	451,146	7.22%	5,533,062	383,205	6.86%
Total earning assets	8,505,178	515,414	6.01%	8,176,569	522,085	6.32%	7,402,857	440,906	5.90%
Goodwill and other intangible assets	397,810			406,619			384,172
Other assets	521,992			539,655			511,748
Total assets	$9,424,980			$9,122,843			$8,298,777
Interest-bearing deposits:
Savings accounts	$886,299	$818	0.09%	$882,748	$885	0.10%	$1,034,713	$1,394	0.13%
Government deposit accounts	788,713	18,549	2.35%	799,195	21,872	2.74%	709,887	12,252	1.73%
Interest-bearing demand accounts	1,067,748	2,315	0.22%	1,089,688	2,118	0.19%	1,156,953	1,605	0.14%
Money market accounts	941,861	21,775	2.31%	845,547	21,434	2.53%	684,015	9,986	1.46%
Retail certificates of deposit	1,986,437	72,506	3.65%	1,774,419	74,509	4.20%	948,310	25,198	2.66%
Brokered deposits (f)	456,594	19,202	4.21%	492,390	21,295	4.32%	483,483	21,499	4.45%
Total interest-bearing deposits	6,127,652	135,165	2.21%	5,883,987	142,113	2.42%	5,017,361	71,934	1.43%
Borrowed funds:
Short-term FHLB advances (f)	128,156	5,580	4.35%	121,739	6,675	5.48%	353,532	18,058	5.11%
Repurchase agreements and other (g)	118,667	4,562	3.84%	179,567	8,870	5.36%	107,935	1,877	1.74%
Total short-term borrowings	246,823	10,142	4.11%	301,306	15,545	5.16%	461,467	19,935	4.32%
Long-term FHLB advances	131,480	5,274	4.01%	130,674	5,213	3.99%	54,457	1,779	3.27%
Long-term notes payable	45,186	3,264	7.22%	49,456	3,446	6.97%	45,038	2,560	5.43%
Other borrowings	51,200	5,231	10.08%	54,342	5,759	10.42%	44,121	3,821	8.97%
Total long-term borrowings	227,866	13,769	6.01%	234,472	14,418	6.11%	143,616	8,160	5.68%
Total borrowed funds	474,689	23,911	5.02%	535,778	29,963	5.57%	605,083	28,095	4.59%
Total interest-bearing liabilities	6,602,341	159,076	2.41%	6,419,765	172,076	2.68%	5,622,444	100,029	1.78%
Non-interest-bearing deposits	1,555,545			1,491,019			1,598,009
Other liabilities	109,531			128,267			137,527
Total liabilities	8,267,417			8,039,051			7,357,980
Stockholders’ equity	1,157,563			1,083,792			940,797
Total liabilities and stockholders’ equity	$9,424,980			$9,122,843			$8,298,777
Interest rate spread (b)		$356,338	3.60%		$350,009	3.64%		$340,877	4.12%
Net interest margin (b)			4.14%			4.21%			4.55%
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
(f) Interest related to interest rate swap transactions is included, as appropriate to the transaction, in interest expense on short-term FHLB advances or interest expense on brokered deposits for the periods presented in which FHLB advances and/or brokered deposits were being utilized.
(g) Includes wholesale and other borrowings, which in 2024 was impacted by the Bank Term Funding Program.
Peoples’ average balances compared to the 2023 balances have been impacted by the Limestone Merger as of the close of business on April 30, 2023, which added to average short-term investments, average total investment securities, and average loans, deposit and borrowed funds balances. The asset yields and borrowing costs have moved in tandem with recent interest rate changes.
The following table provides an analysis of the changes in FTE net interest income:

(Dollars in thousands)	Changes from 2024 to 2025			Changes from 2023 to 2024
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(908)	$(2,409)	$(3,317)	$328	$3,718	$4,046
Investment securities (b):
Taxable	3,845	3,047	6,892	7,280	2,371	9,651
Nontaxable	(14)	(254)	(268)	(190)	(269)	(459)
Total investment income	3,831	2,793	6,624	7,090	2,102	9,192
Loans (b):
Construction	(2,008)	(1,409)	(3,417)	(800)	(1,242)	(2,042)
Commercial real estate, other	(15,227)	5,816	(9,411)	4,083	21,515	25,598
Commercial and industrial	(11,146)	12,174	1,028	1,744	14,416	16,160
Premium finance	(562)	444	(118)	2,450	7,529	9,979
Leases	(1,961)	(5,869)	(7,830)	(646)	5,213	4,567
Residential real estate	1,425	2,608	4,033	2,953	417	3,370
Home equity lines of credit	(1,210)	1,254	44	1,098	2,594	3,692
Consumer, indirect	3,255	1,553	4,808	6,170	479	6,649
Consumer, direct	772	113	885	534	(567)	(33)
Total loan income	(26,662)	16,684	(9,978)	17,586	50,354	67,940
Total interest income	(23,739)	17,068	(6,671)	25,004	56,174	81,178
INTEREST EXPENSE:
Deposits:
Savings accounts	71	(4)	67	584	(75)	509
Government deposit accounts	3,036	287	3,323	(10,457)	836	(9,621)
Interest-bearing demand accounts	(240)	43	(197)	(448)	(65)	(513)
Money market accounts	2,100	(2,441)	(341)	(12,239)	791	(11,448)
Retail certificates of deposit	10,906	(8,903)	2,003	(37,267)	(12,044)	(49,311)
Brokered deposit	545	1,548	2,093	122	82	204
Total deposit cost	16,418	(9,470)	6,948	(59,705)	(10,475)	(70,180)
Borrowed funds:
Short-term borrowings	3,032	2,371	5,403	1,209	3,181	4,390
Long-term borrowings	34	615	649	(3,590)	(2,666)	(6,256)
Total borrowed funds cost	3,066	2,986	6,052	(2,381)	515	(1,866)
Total interest expense	19,484	(6,484)	13,000	(62,086)	(9,960)	(72,046)
Net interest income	$(4,255)	$10,584	$6,329	$(37,082)	$46,214	$9,132
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the changes in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a federal statutory corporate income tax rate of 21% for all periods presented.

FTE net interest income increased $6.3 million, or 2%, for 2025 when compared to 2024, and net interest margin decreased 7 basis points to 4.14%. The increase in net interest income was driven by decreased borrowing costs. The decrease in net interest margin for 2025 compared to 2024 was primarily driven by lower accretion income. Accretion income, net of amortization expense, from acquisitions was $9.6 million for 2025 and $25.2 million for 2024, which added 11 and 30 basis points to net interest margin for 2025 and 2024, respectively.
During 2024, FTE net interest income increased $9.1 million, or 3%, when compared to 2023, and net interest margin decreased 34 basis points to 4.21%. The increase in net interest income was driven by increases in market interest rates and an additional four months of income from the Limestone Merger. The decrease in net interest margin for 2024 compared to 2023 was primarily driven by higher borrowings costs, which offset higher earning asset yields. Accretion income, net of amortization expense, from acquisitions was $25.2 million for 2024 and 2023, which added 30 and 34 basis points to net interest margin for 2024 and 2023, respectively.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses recognized for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Provision for other credit losses	$41,315	$23,524	$14,236
Provision for checking account overdrafts	847	1,263	938
Provision for credit losses	$42,162	$24,787	$15,174
As a percent of average total loans	0.64%	0.40%	0.27%
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
For 2025, the increase in the provision for credit losses compared to 2024 was mainly a result of (i) an increase in net charge-offs, (ii) loan growth, (iii) deterioration in the economic forecasts used within the CECL model, (iv) a periodic refresh in loss drivers utilized within the CECL model, and (v) an increase in reserves for leases originated by the North Star Leasing division.
During 2024, the provision for credit losses was driven by (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) economic forecast deterioration, and (iv) loan growth.
During 2023, the provision for credit losses was driven by (i) the addition of the provision for the loans acquired in the Limestone Merger, (ii) loan growth, and (iii) an increase in net charge-offs, partially offset by a release of reserves on individually analyzed loans and the use of updated loss drivers.
Additional information regarding changes in the allowance for credit losses and loan credit quality can be found later in this discussion under the caption “Allowance for Credit Losses.”
Net Losses Included in Total Non-Interest Income
Net losses include losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income.
The following table details the net losses for the years ended December 31 recognized by Peoples:

(Dollars in thousands)	2025	2024	2023
Net loss on investment securities	$(2,659)	$(416)	$(3,700)

Net loss on asset disposals and other transactions:
Net loss on other assets	$(1,231)	$(1,928)	$(1,143)
Net loss on other real estate owned	(821)	(1,230)	(1,623)
Net loss on other transactions	(975)	(152)	(71)
Net loss on asset disposals and other transactions	$(3,027)	$(3,310)	$(2,837)

For 2025, Peoples’ net loss on investment securities was primarily due to the sale of lower yielding available-for-sale securities in the third quarter of 2025. During 2024, Peoples’ net loss on investment securities was primarily due to the loss recorded on a contingent call of a security in the second quarter of 2024.
Peoples’ net loss on asset disposals and other transactions during 2025 was primarily driven by $1.4 million of net losses on repossessed assets, a $0.9 million loss on the sale of an other real estate owned (“OREO”) property, and a $0.8 million loss on the redemption of subordinated debt. During both 2024 and 2023, Peoples’ net loss on asset disposals was primarily driven by losses recognized on repossessed assets and write-downs of an OREO property for $1.2 million and $1.6 million, respectively.
Total Non-Interest Income Excluding Net Gains and Losses
Peoples generates total non-interest income excluding net gains and losses from five primary sources: electronic banking income (“e-banking”); trust and investment income; insurance income; deposit account service charges; and lease income. Peoples continues to focus on revenue growth from non-interest income sources in order to maintain a diversified revenue stream through greater reliance on total non-interest income excluding net gains and losses. Total non-interest income excluding net gains and losses accounted for 23.6% of Peoples’ total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) in 2025, compared to 22.8% in 2024 and 21.7% in 2023.
The increase in Peoples’ total non-interest income excluding net gains and losses, as a percent of total revenue during 2025 compared to 2024, was largely due to the growth in lease income, primarily attributable to operating lease income, and growth in trust and investment income.
E-banking income comprised the largest portion of Peoples’ total non-interest income excluding net gains and losses, for 2025. The following table shows Peoples’ e-banking income for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
E-banking income	$25,024	$25,142	$25,210
Peoples’ e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to clients. Revenue is derived largely from ATM and debit cards, as other services are mainly provided at no charge to the customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity. For 2025, e-banking income was relatively flat when compared to 2024 and to 2023. In 2025, Peoples’ customers used their debit cards to complete $2.2 billion of transactions, up from $2.0 billion in 2024 and $1.9 billion in 2023.
Peoples’ fiduciary and brokerage revenues continue to be based primarily upon the value of assets under administration and management. The following table details Peoples’ trust and investment income for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Brokerage	$9,401	$8,017	$6,865
Fiduciary	8,869	8,355	7,537
Employee benefit plan fees	3,178	3,141	2,758
Trust and investment income	$21,448	$19,513	$17,160
For 2025, trust and investment income increased compared to all prior periods primarily due to increases in brokerage and fiduciary income, as a result of the increase in assets under management.
The following table details Peoples’ assets under administration and management at December 31:

(Dollars in thousands)	2025	2024	2023
Trust	$2,219,650	$2,061,267	$2,021,249
Brokerage	1,846,084	1,614,189	1,473,814
Total	$4,065,734	$3,675,456	$3,495,063
Annual average	$3,867,246	$3,617,882	$3,236,449
The increase in total assets under administration and management at December 31, 2025, compared to December 31, 2024, was primarily due to growth, as Peoples added new accounts and the underlying market value of assets under management grew in 2025. During 2024, Peoples’ assets under administration and management increased primarily driven by market value increases.
The following table details Peoples’ insurance income for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Property and casualty insurance commissions	$15,190	$14,423	$13,852
Performance-based commissions	1,731	2,218	1,634
Life and health insurance commissions	2,671	2,760	2,530
Insurance income	$19,592	$19,401	$18,016
Insurance income for 2025 increased compared to 2024, primarily driven by higher commissions from clientele added during 2025. Insurance income for 2024 increased compared to 2023, primarily driven by higher commissions and market increases for premiums.
Deposit account service charges are based on the costs associated with services provided by Peoples. The following table details deposit account service charges for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Overdraft and non-sufficient funds fees	$8,970	$9,412	$9,016
Account maintenance fees	7,025	6,939	6,425
Other fees and charges	970	1,233	1,241
Deposit account service charges	$16,965	$17,584	$16,682
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds (‘NSF”), is largely dependent on the timing and volume of customer activity. Management periodically evaluates these fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples’ markets by competitors. Deposit account service charges in 2025 decreased compared to 2024 due to a decrease in customer activity and a change in the NSF fee structure. Deposit account service charges in 2024 increased compared to 2023 due to an increase in customer activity.
The following table details the other items included within Peoples’ total non-interest income for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Lease income	$15,612	$10,480	$7,860
Bank owned life insurance income	4,561	4,216	4,151
Mortgage banking income	1,398	1,788	1,078
Other non-interest income	5,164	4,968	3,793
Lease income is primarily comprised of (i) operating leases, (ii) month-to-month lease payments in excess of net investment in the lease, (iii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, and (vi) syndication income. The increase in lease income for 2025 when compared to 2024 was driven primarily by an increase in month-to-month lease income and operating lease income from Vantage. The 2024 increase in lease income when compared to 2023 was driven primarily by an increase in operating lease income from Vantage.
Bank owned life insurance income (“BOLI”) for 2025 increased when compared to 2024 primarily due to changes in the cash surrender value of the underlying policies. BOLI income for 2024 remained flat when compared to 2023. Peoples purchased no additional BOLI policies during 2024 or 2025.
Mortgage banking income is comprised mostly of net gains from the origination and sale of long-term, fixed-rate real estate loans in the secondary market, as well as servicing income for sold loans. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income decreased for 2025 when compared to 2024 primarily driven by the decreased volume in loans sold as more production has been kept on the balance sheet relative to prior periods. Mortgage banking income increased for 2024 when compared to 2023 driven by higher production. In 2025, Peoples sold approximately $13.6 million of loans to the secondary market with servicing retained and sold approximately $27.5 million in loans with servicing released, compared to approximately $24.1 million and $40.7 million, respectively, in 2024. Peoples sold $2.7 million of loans to the secondary market with servicing retained and $30.7 million of loans with servicing released during 2023. The volume of sales has a direct impact on the amount of mortgage banking income.
For 2025, other non-interest income increased when compared to 2024 due primarily to increased swap fee income which is driven by customer demand and increased wire fees. Other non-interest income increased during 2024, compared to 2023, primarily due to increased swap fee income which is driven by customer demand.

Total Non-Interest Expense
Salaries and employee benefit costs remain Peoples’ largest non-interest expense, accounting for over half of total non-interest expense. The following table details Peoples’ salaries and employee benefit costs for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Base salaries and wages	$99,451	$98,743	$95,604
Sales-based and incentive compensation	27,596	22,445	23,085
Employee benefit costs	19,976	17,956	16,249
Employee stock-based compensation	6,400	6,973	5,476
Deferred personnel costs	(6,004)	(4,978)	(4,517)
Payroll taxes and other employment costs	9,111	8,902	8,134
Salaries and employee benefit costs	$156,530	$150,041	$144,031
Full-time equivalent employees:
Actual at end of the period	1,454	1,479	1,478
Average during the period	1,460	1,491	1,411
Base salaries and wages increased for 2025 compared to 2024, driven by annual merit increases. Base salaries and wages increased in 2024 compared to 2023, driven by an additional four months of salary expense associated with employees added from the Limestone Merger, coupled with annual merit increases.
The increase in sales-based and incentive compensation for 2025 compared to 2024 was primarily due to higher sales levels and the overall company performance measures used in calculating incentive awards. Sales-based and incentive compensation decreased in 2024 compared to 2023, due primarily due to the overall company performance measures used in calculating incentive awards. Peoples’ sales-based and incentive compensation plans are designed to grow core earnings, while not encouraging unnecessary and excessive risk-taking that could threaten the value of Peoples. The sales-based and incentive compensation plans are designed to reward employees for appropriate behaviors and include provisions addressing inappropriate practices with respect to Peoples and its customers, including clawbacks for executives.
The increase in employee benefit costs for 2025 compared to 2024 was mostly due to higher medical costs. Employee benefit costs in 2024 increased compared to 2023 due to increased medical and 401(k) costs reflecting a full year of expenses in 2024 for the additional employees added in the Limestone Merger.
Employee stock-based compensation is generally recognized over the vesting period, which typically ranges from immediate vesting to vesting at the end of three years, with an adjustment made at the vesting date to reverse expense for forfeited awards. The majority of Peoples’ stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter and based upon Peoples achieving certain performance goals during the prior year. During the years presented in the table above, Peoples granted restricted common shares to officers and key employees with performance-based vesting periods and time-based vesting periods, generally with a three-year cliff vesting. Employee stock-based compensation for 2025 decreased when compared to 2024 due to less up-front expense on stock grants to certain retirement-eligible employees. Employee stock-based compensation increased for 2024 compared to 2023 due to additional employees primarily as a result of the full year impact from the Limestone Merger.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs in 2025 increased compared to 2024 and 2023, primarily due to an increase in loan origination volume. Additional information regarding Peoples’ loan activity can be found later in this discussion under the caption “Loans” within “FINANCIAL CONDITION.”
For 2025, payroll taxes and other employment costs increased compared to 2024, primarily due to annual merit increases. Payroll taxes and other employee costs increased during 2024 compared to 2023, primarily due to the employees added from the Limestone Merger coupled with annual merit increases.
Peoples’ net occupancy and equipment expense for the years ended December 31 was comprised of the following:

(Dollars in thousands)	2025	2024	2023
Depreciation expense	$8,579	$8,587	$7,724
Repairs and maintenance costs	6,907	6,923	6,037
Net rent expense	3,571	4,177	2,780
Property taxes, utilities and other costs	4,121	4,464	4,827
Net occupancy and equipment expense	$23,178	$24,151	$21,368
For 2025, net occupancy and equipment expense decreased when compared to 2024 due to an adjustment of property tax accruals resulting from a review of recent assessments. Net occupancy and equipment expense was higher during 2024 when compared to 2023 due to the full year impact of the Limestone Merger and a prior period one-time benefit to rent expense in 2023.
The following table details the other items included within Peoples’ total non-interest expense for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Data processing and software expense	$29,118	$25,221	$21,607
Professional fees	12,663	12,109	17,041
Amortization of other intangible assets	8,845	11,161	11,222
E-banking expense	8,324	7,548	7,150
FDIC insurance expense	5,136	4,929	4,785
Other loan expenses	4,936	4,147	2,859
Marketing expense	3,681	3,914	5,017
Franchise tax expense	3,368	3,222	3,540
Communication expense	2,699	3,145	2,834
Operating lease expense	4,590	3,539	1,687
Travel and entertainment expense	2,565	2,656	2,401
Other non-interest expense	16,704	18,033	20,945
Data processing and software expense includes software support, maintenance and depreciation expense. Data processing and software expense for 2025 increased relative to 2024, driven by costs associated with recent technology projects. During 2024, data processing and software expense increased when compared to 2023, driven by software upgrades and implementation of new systems, coupled with the increased size of Peoples’ organization as a result of the Limestone Merger.
Professional fees increased for 2025 when compared to 2024, primarily driven by higher exam and audit fees coupled with higher legal expense. Professional fees during 2024 decreased when compared to 2023, primarily driven by a $6.0 million decrease in acquisition-related expenses, related to the Limestone Merger in 2023.
Amortization of other intangible assets decreased for 2025 when compared to 2024 due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets for 2024 remained relatively flat when compared to 2023.
Peoples’ e-banking expense is comprised of costs associated with debit and ATM cards, as well as internet and mobile banking costs. E-banking expense increased for 2025 when compared to 2024 and to 2023 due to increased processing fees.
FDIC insurance premiums for 2025 increased when compared to 2024 due to the increase in assets, driven by loan growth. FDIC insurance expense increased during 2024 compared to 2023 due to assets acquired in the Limestone Merger. The FDIC quarterly assessment rate is applied to average total assets less average tangible equity, and is based on the leverage ratio, net income before taxes, nonperforming loans as a percent of total assets, OREO, loan mix and asset growth. Additional information regarding Peoples’ FDIC insurance assessments may be found in “ITEM 1 BUSINESS” of this Form 10-K in the section captioned “Supervision and Regulation.”
Other loan expenses during 2025 increased when compared to 2024 primarily due to the increase in Down Payment Assistance Program expenses. Other loan expenses increased in 2024 compared to 2023, primarily due to increases in collection and underwriting costs.
Marketing expense, which includes advertising, donations, marketing campaigns, and other public relations costs, for 2025 decreased when compared to all prior periods, primarily driven by lower advertising expense.
Peoples is subject to state franchise taxes, which are based largely on Peoples’ equity at year-end, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax (“FIT”), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. Franchise tax expense increased for 2025 when compared to 2024 primarily driven by the Ohio FIT. The Ohio FIT is based on the total equity capital in proportion to the taxpayer’s gross receipts in Ohio. Franchise tax expense decreased in 2024 compared to 2023 primarily driven by the Ohio FIT, which decreased due to lower apportionment in the state.
Communications expense decreased during 2025 when compared to 2024 due to upgrades that were implemented in the prior year. Communications expense increased during 2024 when compared to 2023, due to upgraded networking at certain branches (including new branches acquired in acquisitions and mergers) and increased costs compared to the prior period among certain vendors that provide communication services.
Operating lease expense increased in all years presented due to an increase in the volume of leases originated.
Travel and entertainment expense remained flat compared to 2024 and 2023. Travel and entertainment expense varies between periods due to the seasonality of travel.
Other non-interest expense for 2025 decreased when compared to 2024 due to lower corporate expenses. Other non-interest expense decreased for 2024 when compared to 2023, primarily due to higher acquisition costs and pension expense in the prior year of $2.5 million and $2.1 million, respectively, both of which were partially offset by an increase in miscellaneous expenses of $1.9 million for 2024, which was primarily attributable to one-time corporate expenses.
Income Tax Expense
A key driver for the amount of income tax expense recognized by Peoples each year is the amount of pre-tax income. In addition to the expense recognized, Peoples receives tax benefits from tax-exempt investments and loans, BOLI income, common share awards that settled or vested during the year, investments in tax credit funds, and transferrable tax credits, which reduce Peoples’ effective tax rate. A reconciliation of Peoples’ recorded income tax expense and effective tax rate to the statutory tax rate can be found in “Note 13 Income Taxes.”
For the full year of 2025, income tax expense totaled $28.0 million, compared to $32.3 million in 2024, and $31.8 million in 2023, and the effective tax rate was 20.8% for 2025, compared to 21.6% for 2024, and 21.9% for 2023. The decrease in income tax expense and the effective tax rate when compared to the prior years was impacted by updates to state tax rates driven by apportionment, reducing tax expense in 2025 by $0.9 million and a $0.7 million benefit relating to tax credits purchased in the fourth quarter of 2025. Income tax for 2024 was positively impacted by a $1.1 million one-time benefit recognized in 2024 related to a prior year amended return.
Peoples also recorded a tax benefit of $169,000 in 2025, $48,000 in 2024, and $128,000 in 2023 related to common share awards that settled or vested during the year, with the substantial majority recorded in the first quarter of each year.
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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of income before income taxes reported in Peoples’ Consolidated Financial Statements for the periods presented:

(Dollars in thousands)	2025	2024	2023
Pre-Provision Net Revenue:
Income before income taxes	$134,809	$149,464	$145,126
Add: provision for credit losses	42,162	24,787	15,174
Add: net loss on OREO	821	1,230	1,623
Add: net loss on investment securities	2,659	416	3,700
Add: net loss on other assets	1,231	1,928	1,143
Add: net loss on other transactions	975	152	71
Pre-provision net revenue	$182,657	$177,977	$166,837
PPNR increased in 2025 when compared to 2024 mostly due to lower borrowing costs and an increase in non-interest income, driven by lease income. During 2024, PPNR increased when compared to 2023 mostly due to increased net interest income and increased non-interest income driven by higher rates and the additional four months of income from the Limestone Merger.

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total non-interest income and total non-interest expense reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2025	2024	2023
Efficiency ratio:
Total non-interest expense	$282,337	$273,816	$266,487
Less: amortization of other intangible assets	8,845	11,161	11,222
Adjusted total non-interest expense	273,492	262,655	255,265
Total non-interest income	104,078	99,366	87,413
Less: net loss on investment securities	(2,659)	(416)	(3,700)
Less: net (loss) gain on asset disposals and other transactions	(3,027)	(3,310)	(2,837)
Total non-interest income excluding net gains and losses	109,764	103,092	93,950
Net interest income	355,230	348,701	339,374
Add: fully-tax-equivalent adjustment (a)	1,108	1,308	1,503
Net interest income on a fully-tax equivalent basis	356,338	350,009	340,877
Adjusted revenue	$466,102	$453,101	$434,827
Efficiency ratio	58.68%	57.97%	58.70%
(a)Based on 21% statutory federal corporate income tax rate.
The efficiency ratio for 2025 increased when compared to 2024 due to the increase in non-interest expense. Managing expenses has been a major focus over recent years; however, during this time Peoples has continued to make meaningful investments in its infrastructure and systems. Peoples was primarily impacted in 2024 by the competition for deposits impacting funding costs, and in 2023 net interest income was positively impacted by a rising market interest rate environment.
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

The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of net income reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2025	2024	2023
Net income adjusted for non-core items:
Net income	$106,778	$117,205	$113,363
Add: net loss on investment securities	2,659	428	3,700
Less: tax effect of net loss on investment securities (a)	558	90	777
Less: net gain on investment securities	—	12	—
Add: tax effect of net gain on investment securities (a)	—	3	—
Add: net loss on asset disposals and other transactions	3,027	3,310	2,837
Less: tax effect of net loss on asset disposals and other transactions (a)	636	695	596
Add: acquisition-related expenses	—	169	16,970
Less: tax effect of acquisition-related expenses (a)	—	35	3,564
Add: pension settlement charges	—	—	2,424
Less: tax effect of pension settlement charges (a)	—	—	509
Net income adjusted for non-core items (after tax)	$111,270	$120,283	$133,848
Return on average assets:
Net income	$106,778	$117,205	$113,363
Total average assets	9,424,980	9,122,843	8,298,777
Return on average assets	1.13%	1.28%	1.37%
Return on average assets adjusted for non-core items:
Net income adjusted for non-core items	$111,270	$120,283	$133,848
Total average assets	9,424,980	9,122,843	8,298,777
Return on average assets adjusted for non-core items	1.18%	1.32%	1.61%
(a) Based on a 21% statutory federal corporate income tax rate.
The decrease in the return on average assets and the return on average assets adjusted for non-core items for 2025 when compared to 2024 was primarily driven by an increase in average assets, driven by loan growth, and a decrease in net income from an increase in provision for credit losses. The decrease in the return on average assets and return on average assets adjusted for non-core items for 2024 compared to 2023 was driven by the assets acquired in the Limestone Merger.

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
The following table provides a reconciliation of this non-US GAAP financial measure to the amounts of total average stockholders’ equity and the return on average stockholders’ equity ratios reported in Peoples’ Consolidated Financial Statements for the years presented:

(Dollars in thousands)	2025	2024	2023
Net income excluding amortization of other intangible assets:
Net income	$106,778	$117,205	$113,363
Add: amortization of other intangible assets	8,845	11,161	11,222
Less: tax effect of amortization of other intangible assets (a)	1,857	2,344	2,357
Net income excluding amortization of other intangible assets	113,766	126,022	122,228
Average tangible equity:
Total average stockholders’ equity	$1,157,563	$1,083,792	$940,797
Less: average goodwill and other intangible assets	397,810	406,619	384,172
Average tangible equity	$759,753	$677,173	$556,625
Return on average stockholders’ equity ratio:
Net income	$106,778	$117,205	$113,363
Average stockholders’ equity	$1,157,563	$1,083,792	$940,797
Return on average stockholders’ equity	9.22%	10.81%	12.05%
Return on average tangible equity ratio:
Net income excluding amortization of other intangible assets	$113,766	$126,022	$122,228
Average tangible equity	$759,753	$677,173	$556,625
Return on average tangible equity	14.97%	18.61%	21.96%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders’ equity and average tangible equity ratios decreased in 2025 when compared to 2024, primarily driven by an increase in average stockholders’ equity. Return on total average stockholders’ equity and average tangible equity ratios were lower in 2024 relative to 2023 due to higher average stockholders’ equity driven by the full year impact of the Limestone Merger. At the same time, average tangible equity for 2023 was negatively impacted by the Limestone Merger, for which Peoples recorded additional goodwill and other intangible assets.
FINANCIAL CONDITION
Cash and Cash Equivalents
Peoples considers cash and cash equivalents to consist of federal funds sold, cash and balances due from banks, interest-bearing balances in other institutions and other short-term investments that are readily liquid. The amount of cash and cash equivalents fluctuates on a daily basis due to customer activity and Peoples’ liquidity needs. At December 31, 2025, excess cash reserves at the FRB were $73.2 million, compared to $104.7 million at December 31, 2024. The amount of excess cash reserves maintained is dependent upon Peoples’ daily liquidity position, which is driven primarily by changes in deposits, loan balances and unpledged securities.
In 2025, Peoples’ total cash and cash equivalents decreased $28.7 million, due to cash used in investing activities of $424.4 million, which was partially offset by cash provided by financing activities of $261.0 million and operating activities of $134.7 million. Peoples’ investing activities reflected a net increase of $418.2 million in loans held for investment and $425.3 million in purchases of available-for-sale investment securities and held-to-maturity investment securities. These increases were partially offset by $427.9 million in net proceeds from sales, principal payments, calls and prepayments on available-for-sale and held-to-maturity investment securities. Cash provided by financing activities was primarily driven by an increase in overnight borrowings with the FHLB of $190.0 million.
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
Financing activities included a net increase of $487.1 million in deposits, a decrease of $457.0 million in short-term borrowings, a net increase of $20.6 million in long-term borrowings, as well as $56.3 million of cash dividends paid.

Further information regarding the management of Peoples’ liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio at December 31:

(Dollars in thousands)	Weighted average yield	2025	2024	2023
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	5.75%	$17,580	$15,196	$30,296
U.S. government sponsored agencies	3.74%	206,330	209,083	118,607
States and political subdivisions	2.43%	170,832	196,301	213,296
Residential mortgage-backed securities	2.52%	544,038	601,802	628,924
Commercial mortgage-backed securities	1.77%	41,804	55,065	51,234
Bank-issued trust preferred securities	3.62%	3,783	6,108	5,965
Total fair value		$984,367	$1,083,555	$1,048,322
Total amortized cost		$1,076,980	$1,229,382	$1,184,288
Net unrealized loss		$(92,613)	$(145,827)	$(135,966)

Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.43%	$261,826	$233,302	$188,475
States and political subdivisions (a)	2.25%	140,843	142,691	144,258
Residential mortgage-backed securities	4.65%	423,628	300,290	248,559
Commercial mortgage-backed securities	2.53%	96,776	98,754	102,365
Total amortized cost		$923,073	$775,037	$683,657

Other investment securities		$68,656	$60,132	$63,421

Total investment securities:
Amortized cost		$2,068,709	$2,064,551	$1,931,366
Carrying value		$1,976,096	$1,918,724	$1,795,400
(a)Amortized cost is presented net of the allowance for credit losses of $236 at December 31, 2025, $237 at December 31, 2024 and $238 at December 31, 2023.
At December 31, 2025, Peoples’ investment securities represented approximately 20.5% of total assets, compared to 20.7% at December 31, 2024. For 2025 and 2024, total investment securities increased compared to the prior year, largely due to purchases of higher yielding, longer duration securities designated as held-to-maturity. During the third quarter of 2025, Peoples executed the sale of $75.0 million of available-for-sale securities for an after-tax loss of $2.7 million. Proceeds were used to reinvest in higher yielding agency securities and to pay down higher cost liabilities. During the first quarter of 2023, Peoples executed the sale of $96.7 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.6 million. Proceeds from the sale were used to pay down overnight borrowings. During the fourth quarter of 2023, Peoples executed the sale of an additional $36.5 million of its lower yielding available-for-sale investment securities for an after-tax loss of $1.3 million. Proceeds from the sale were used to purchase higher yielding agency investment securities.
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
Additional information regarding Peoples’ investment portfolio can be found in “Note 3 Investment Securities.”

Loans
The following table provides information regarding outstanding loan balances at or for the year ended December 31:

(Dollars in thousands)	2025	2024	2023
Originated loans:
Construction	$275,888	$271,975	$279,335
Commercial real estate, other	1,635,055	1,310,127	1,209,204
Commercial real estate	1,910,943	1,582,102	1,488,539
Commercial and industrial	1,405,379	1,162,777	938,659
Premium finance	253,075	269,435	203,177
Leases	354,852	382,074	357,217
Residential real estate	502,475	448,884	418,570
Home equity lines of credit	214,967	182,831	148,155
Consumer, indirect	700,582	669,857	666,472
Consumer, direct	114,077	101,062	112,292
Consumer	814,659	770,919	778,764
Deposit account overdrafts	1,014	1,253	986
Total originated loans	$5,457,364	$4,800,275	$4,334,067
Acquired loans:
Construction	$25,053	$56,413	$84,684
Commercial real estate, other	728,912	845,886	987,753
Commercial real estate	753,965	902,299	1,072,437
Commercial and industrial	130,376	184,868	246,327
Leases	10,797	24,524	56,843
Residential real estate	359,247	386,217	372,525
Home equity lines of credit	38,897	49,830	60,520
Consumer, direct	6,261	9,990	16,477
Total acquired loans (a)	$1,299,543	$1,557,728	$1,825,129
Total loans	$6,756,907	$6,358,003	$6,159,196
Average total loans	6,539,783	6,238,070	5,590,453
Average allowance for credit losses	(69,316)	(64,491)	(57,391)
Average loans, net of average allowance for credit losses	$6,470,467	$6,173,579	$5,533,062
Percent of loans to total loans:
Construction	4.5%	5.2%	5.9%
Commercial real estate, other	34.9%	33.9%	35.7%
Commercial real estate	39.4%	39.1%	41.6%
Commercial and industrial	22.7%	21.2%	19.2%
Premium finance	3.7%	4.2%	3.3%
Leases	5.4%	6.4%	6.7%
Residential real estate	12.8%	13.2%	12.9%
Home equity lines of credit	3.8%	3.7%	3.4%
Consumer, indirect	10.4%	10.5%	10.8%
Consumer, direct	1.8%	1.7%	2.1%
Consumer	12.2%	12.2%	12.9%
Deposit account overdrafts (b)	NM	NM	NM

(Dollars in thousands)	2025	2024	2023
Total percentage	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$322,139	$346,189	$356,784
(a)Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 and thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals, and increase in lines of credit).
(b)NM represents “not meaningful.”
As of December 31, 2025, total loans increased $398.9 million, compared to at December 31, 2024, due to growth in other commercial real estate loans, commercial and industrial loans, and indirect consumer loans of $208.0 million, $188.1 million, and $30.7 million, respectively, and were partially offset by a decrease in leases of $40.9 million.
As of December 31, 2024, total loans increased $198.8 million, compared to at December 31, 2023, primarily due to organic growth in our commercial and industrial and premium finance portfolios which increased by $162.7 million and $66.3 million, respectively, and were partially offset by a decrease in commercial real estate loans of $40.9 million.
The following table details the maturities of Peoples’ loan portfolio at December 31, 2025:

(Dollars in thousands)	Due in One Year or Less	Due in One to Five Years	Due in Five to Fifteen Years	Due After Fifteen Years	Total	% of Total
Construction:
Fixed	$3,239	$17,014	$3,928	$—	$24,181	8.0%
Variable	66,134	155,845	52,326	2,455	276,760	92.0%
Total	69,373	172,859	56,254	2,455	300,941	100.0%
Commercial real estate, other:
Fixed	106,085	508,803	248,106	44,918	907,912	38.4%
Variable	201,471	679,539	472,462	102,583	1,456,055	61.6%
Total	307,556	1,188,342	720,568	147,501	2,363,967	100.0%
Commercial and industrial:
Fixed	233,752	141,573	63,303	392	439,020	28.6%
Variable	275,691	316,754	493,629	10,661	1,096,735	71.4%
Total	509,443	458,327	556,932	11,053	1,535,755	100.0%
Premium finance:
Fixed	253,075	—	—	—	253,075	100.0%
Leases:
Fixed	45,187	306,289	14,173	—	365,649	100.0%
Residential real estate:
Fixed	118,724	14,717	123,750	377,638	634,829	73.7%
Variable	8,439	7,498	61,063	149,893	226,893	26.3%
Total	127,163	22,215	184,813	527,531	861,722	100.0%
Home equity lines of credit:
Fixed	4	105	1,621	321	2,051	0.8%
Variable	3,452	34,533	212,091	1,737	251,813	99.2%
Total	3,456	34,638	213,712	2,058	253,864	100.0%
Consumer, indirect:
Fixed	5,442	380,405	314,735	—	700,582	100.0%
Consumer, direct:
Fixed	3,011	62,972	37,410	65	103,458	86.0%
Variable	10,485	4,753	1,545	97	16,880	14.0%
Total	13,496	67,725	38,955	162	120,338	100.0%

Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples’ commercial lending activities continue to be spread over a diverse range of businesses from all sectors of the economy, with no single industry comprising over 11% of Peoples’ total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continue to comprise the largest portion of Peoples’ loan portfolio.
The following table provides information regarding the largest concentrations of commercial real estate loans within the loan portfolio at December 31, 2025:

(Dollars in thousands)	Outstanding Balance	Available Loan Commitments	Total Exposure	% of Total Exposure
Construction:
Apartment complexes	$152,665	$164,972	$317,637	50.2%
Land development	33,049	50,581	83,630	13.2%
Land only	13,104	29,594	42,698	6.7%
Industrial	21,360	18,783	40,143	6.3%
Residential property	8,151	17,454	25,605	4.0%
Storage facilities	9,771	8,390	18,161	2.9%
Warehouse facilities	7,137	8,499	15,636	2.5%
Student housing	15,000	—	15,000	2.4%
Retail	4,818	7,858	12,676	2.0%
Other (a)	35,886	26,093	61,979	9.8%
Construction	$300,941	$332,224	$633,165	100.0%
Commercial real estate, other:
Apartment complexes	501,055	11,575	512,630	21.1%
Industrial facilities:
Owner occupied	124,149	2,786	126,935	5.2%
Non-owner occupied	121,287	5,362	126,649	5.2%
Total light industrial facilities	245,436	8,148	253,584	10.4%
Retail facilities:
Owner occupied	42,580	2,184	44,764	1.8%
Non-owner occupied	208,555	100	208,655	8.6%
Total retail	251,135	2,284	253,419	10.4%
Lodging and lodging related:
Owner occupied	29,210	—	29,210	1.2%
Non-owner occupied	162,787	6,499	169,286	7.0%
Total lodging and lodging related	191,997	6,499	198,496	8.2%
Office buildings and complexes:
Owner occupied	72,956	1,708	74,664	3.1%
Non-owner occupied	105,078	1,608	106,686	4.4%
Total office buildings and complexes	178,034	3,316	181,350	7.5%
Assisted living facilities and nursing homes	145,236	1,126	146,362	6.0%
Warehouse facilities:
Owner occupied	71,041	946	71,987	3.0%
Non-owner occupied	28,095	152	28,247	1.2%
Total warehouse facilities	99,136	1,098	100,234	4.2%
Restaurant/bar facilities:
Owner occupied	53,326	—	53,326	2.2%
Non-owner occupied	27,951	—	27,951	1.2%
Total restaurant/bar facilities	81,277	—	81,277	3.4%
Mixed commercial use facilities:
Owner occupied	37,937	1,898	39,835	1.6%
Non-owner occupied	34,023	788	34,811	1.4%
Total mixed commercial use facilities	71,960	2,686	74,646	3.0%
Healthcare:
Owner occupied	41,743	193	41,936	1.7%
Non-owner occupied	9,557	1,240	10,797	0.4%
Total healthcare facilities	51,300	1,433	52,733	2.1%
Other (a)	547,401	23,975	571,376	23.7%
Commercial real estate, other	$2,363,967	$62,140	$2,426,107	100.0%
(a)All other total exposures by industry are less than 2% of the Total Exposure.
Peoples’ commercial lending activities continue to focus on lending opportunities inside its primary and secondary market areas within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. In all other states, the aggregate outstanding balances of commercial loans in each state were less than 4% of total loans at both December 31, 2025 and December 31, 2024.

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
The following details management’s allocation of the allowance for credit losses at December 31:

(Dollars in thousands)	2025	2024	2023
Construction	$1,391	$878	$699
Commercial real estate	19,726	16,256	20,915
Commercial and industrial	18,804	13,283	10,490
Premium finance	749	662	484
Leases	16,475	12,893	10,850
Residential real estate	6,295	6,491	5,937
Home equity lines of credit	1,934	1,792	1,588
Consumer, indirect	7,706	8,576	8,590
Consumer, direct	2,485	2,396	2,343
Deposit account overdrafts	111	121	115
Allowance for credit losses	$75,676	$63,348	$62,011
As a percent of total loans	1.12%	1.00%	1.01%
The increase in the allowance balance at December 31, 2025, when compared to at December 31, 2024, was driven by (i) loan growth, (ii) deterioration in the economic forecasts used within the CECL model, (iii) a periodic refresh in the loss drivers utilized within the CECL model, (iv) an increase in reserves for leases originated by the North Star Leasing division, and (v) an increase in individually analyzed loans and leases.
The increase in the allowance balance at December 31, 2024, when compared to at December 31, 2023, was driven by an increase in reserves for individually analyzed loans and leases, as well as loan growth.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 1 Summary of Significant Accounting Policies” and “Note 4 Loans and Leases, and Allowance for Credit Losses.”
The following table summarizes the changes in the allowance for credit losses for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Allowance for credit losses, January 1	$63,348	$62,011	$53,162
Gross charge-offs:
Construction	—	—	9
Commercial real estate, other	295	431	614
Commercial and industrial	1,751	668	851
Premium finance	482	209	122
Leases	21,404	15,106	3,997
Residential real estate	273	288	170
Home equity lines of credit	41	11	110
Consumer, indirect	6,724	6,179	4,030
Consumer, direct	702	678	416
Consumer	7,426	6,857	4,446
Deposit account overdrafts	1,149	1,542	1,161
Total gross charge-offs	32,821	25,112	11,480
Recoveries:
Construction	25	—	—
Commercial real estate, other	64	127	965
Commercial and industrial	52	58	552
Premium finance	13	28	24

Leases	1,314	528	362
Residential real estate	175	254	192
Home equity lines of credit	—	7	1
Consumer, indirect	1,462	552	487
Consumer, direct	71	50	73
Consumer	1,533	602	560
Deposit account overdrafts	292	285	277
Total recoveries	3,468	1,889	2,933
Net charge-offs (recoveries):
Construction	(25)	—	9
Commercial real estate, other	231	304	(351)
Commercial and industrial	1,699	610	299
Premium finance	469	181	98
Leases	20,090	14,578	3,635
Residential real estate	98	34	(22)
Home equity lines of credit	41	4	109
Consumer, indirect	5,262	5,627	3,543
Consumer, direct	631	628	343
Consumer	5,893	6,255	3,886
Deposit account overdrafts	857	1,257	884
Total net charge-offs	$29,353	$23,223	$8,547
Provision for credit losses, December 31 (a)	41,681	24,560	15,345
Initial allowance for PCD assets	$—	$—	$2,051
Allowance for credit losses, December 31	$75,676	$63,348	$62,011
Net charge-offs (recoveries) as a percent of average total loans:
Construction	—%	—%	—%
Commercial real estate, other	—%	0.01%	(0.01)%
Commercial and industrial	0.03%	0.01%	0.01%
Premium finance	0.01%	—%	—%
Leases	0.31%	0.23%	0.06%
Residential real estate	—%	—%	—%
Home equity lines of credit	—%	—%	—%
Consumer, indirect	0.08%	0.09%	0.06%
Consumer, direct	0.01%	0.01%	0.01%
Consumer	0.09%	0.10%	0.07%
Deposit account overdrafts	0.01%	0.02%	0.02%
Total	0.45%	0.37%	0.15%
(a)Amount does not include the provision for unfunded commitment liability.

Net charge-offs as a percent of average total loans for 2025 increased to 0.45% compared to 0.37% at 2024. The increase over all periods presented was due to an increase in charge-offs on small-ticket leases.
During 2024, net charge-offs as a percent of average total loans increased to 0.37%, compared to 0.15% for 2023. The increase was due to an increase in charge-offs on small-ticket leases that occurred during the second half of 2024.

The following table details Peoples’ nonperforming assets at December 31:

(Dollars in thousands)	2025	2024	2023
Loans 90+ days past due and accruing:
Commercial real estate, other	$579	$227	$78
Commercial and industrial	126	78	316
Premium finance	2,477	4,947	1,355
Leases	542	803	3,826
Residential real estate	1,937	2,166	877
Home equity lines of credit	69	213	171
Consumer, indirect	286	159	68
Consumer, direct	140	44	25
Consumer	426	203	93
Total loans 90+ days past due and accruing	6,156	8,637	6,716
Nonaccrual loans:
Commercial real estate, other	4,056	7,136	2,816
Commercial and industrial	8,045	6,809	2,758
Premium Finance	573	—	—
Leases	11,063	8,850	8,436
Residential real estate	8,556	7,329	7,921
Home equity lines of credit	1,507	1,498	1,022
Consumer, indirect	2,718	2,374	2,412
Consumer, direct	368	133	112
Consumer	3,086	2,507	2,524
Total nonaccrual loans	36,886	34,129	25,477
Total nonperforming loans (“NPLs”)	43,042	42,766	32,193
OREO:
Commercial	—	5,891	7,118
Residential	123	279	56
Total OREO	123	6,170	7,174
Total nonperforming assets (“NPAs”)	$43,165	$48,936	$39,367
Criticized loans (a)	$236,468	$241,302	$235,239
Classified loans (b)	147,175	128,815	120,027
Asset Quality Ratios:
Nonaccrual loans as a percent of total loans (c)	0.55%	0.54%	0.41%
NPLs as a percent of total loans (c)(d)	0.64%	0.67%	0.52%
NPAs as a percent of total assets (c)(d)	0.45%	0.53%	0.43%
NPAs as a percent of total loans and OREO (c)(d)	0.64%	0.77%	0.64%
Allowance for credit losses as a percent of nonaccrual loans (c)	205.16%	185.61%	245.79%
Allowance for credit losses as a percent of NPLs (c)(d)	175.82%	148.13%	194.38%
Criticized loans as a percent of total loans (a)(c)	3.50%	3.80%	3.82%
Classified loans as a percent of total loans (b)(c)	2.18%	2.03%	1.95%
(a)Includes loans categorized as special mention, substandard, doubtful, or loss.
(b)Includes loans categorized as substandard, doubtful, or loss.
(c)Data presented as of the end of the year indicated.
(d)Nonperforming loans include loans 90+ days past due and accruing, troubled debt restructured loans and nonaccrual loans. Nonperforming assets include nonperforming loans and OREO.
Peoples’ NPAs decreased to 0.45% of total assets at December 31, 2025, compared to 0.53% of total assets at December 31, 2024. This was driven by the sale of an OREO property in the fourth quarter of 2025. Loans 90+ days past due and accruing at December 31, 2025, decreased compared to at December 31, 2024, driven by payoffs on premium finance loans and Vantage leases. Past due premium finance loans carry low credit risk, due to the ability to cancel premiums and recover the majority of the receivable from the insurer. During 2025, criticized loans decreased due to paydowns and loan upgrades while classified loans increased due to downgrades.

Nonperforming assets increased to 0.53% of total assets at December 31, 2024, compared to 0.43% of total assets at December 31, 2023. This was driven by an increase in nonaccrual balances for other commercial real estate and commercial and industrial loans, partially offset by a decrease in commercial OREO. Loans 90+ days past due and accruing at December 31, 2024, increased compared to at December 31, 2023, driven by higher administrative delinquencies on premium finance loans. During 2024, both criticized and classified loans increased when compared to 2023, primarily due to loan downgrades.
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
Peoples discontinues the accrual of interest on a loan when conditions cause management to believe collection of all or any portion of the loan’s contractual interest is doubtful. Such conditions may include the borrower being 90 days or more past due on any contractual payments or the availability of updated information regarding the borrower’s financial condition and repayment ability. All unpaid accrued interest deemed uncollectable is reversed, which would reduce Peoples’ net interest income. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. Interest income on loans classified as nonaccrual and renegotiated at each year-end that would have been recorded under the original terms of the loans was $1.6 million for 2025, $1.9 million for 2024, and $0.8 million for 2023. No portion of these amounts were recorded during 2025, 2024 or 2023.
Overall, management believes the allowance for credit losses was appropriate at December 31, 2025, based on all significant information currently available. Still, there can be no assurance that the allowance for credit losses will be adequate to cover future losses in Peoples’ loan portfolio.
Additional information regarding Peoples’ allowance for credit losses can be found in “Note 4 Loans and Leases, and Allowance for Credit Losses.”
Deposits
The following table details Peoples’ deposit balances at December 31:

(Dollars in thousands)	2025	2024	2023
Non-interest-bearing deposits (a)	$1,545,428	$1,507,661	$1,567,649
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,092,252	1,085,152	1,144,357
Savings accounts	887,402	866,959	919,244
Retail CDs	1,983,791	1,921,415	1,443,417
Money market deposit accounts	945,313	878,254	775,488
Governmental deposit accounts	739,939	775,782	726,713
Brokered deposits	416,099	554,982	526,053
Total interest-bearing deposits	6,064,796	6,082,544	5,535,272
Total deposits	$7,610,224	$7,590,205	$7,102,921
(a) The sum of amounts presented are considered total demand deposits.
The increase in total deposits between December 31, 2025, and December 31, 2024, was primarily driven by increases in money market deposit accounts, retail CDs, driven by special promotional rate offerings over the past year, and non-interest bearing deposits, partially offset by a decrease in brokered deposits due to a strategic shift to other funding sources at lower rates. Total demand deposits comprised 35% and 34% of total deposits at December 31, 2025, and at December 31, 2024, respectively.
The increase in total deposits between December 31, 2024, and December 31, 2023, was primarily driven by special promotional rates over the past year on retail CDs. Total demand deposits comprised 34% and 38% of total deposits at December 31, 2024, and at December 31, 2023, respectively.
As part of its funding strategy, Peoples hedges 90-day brokered deposits with interest rate swaps. The swaps pay a fixed rate of interest while receiving three-month SOFR, which offsets the rate on the brokered deposits. As of December 31, 2025, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, which were designated as cash flow hedges of brokered deposits, and are expected to be extended every 90 days through the maturity dates of the swaps. Peoples continually evaluates the overall balance sheet position given the interest rate environment.
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
The maturities of retail CDs with total balances of $100,000 or more at December 31 were as follows:

(Dollars in thousands)	2025	2024	2023
3 months or less	$397,005	$460,490	$135,946
Over 3 to 6 months	433,399	353,078	239,196
Over 6 to 12 months	233,699	248,262	353,669
Over 12 months	79,684	30,431	86,489
Total	$1,143,787	$1,092,261	$815,300
Additional information regarding Peoples’ deposits can be found in “Note 8 Deposits.”
Borrowed Funds
The following table details Peoples’ short-term and long-term borrowings at December 31:

(Dollars in thousands)	2025	2024	2023
Short-term borrowings:
FHLB overnight borrowings	$365,000	$175,000	$369,000
Repurchase agreements	20,277	18,367	99,121
Bank Term Funding Program (“BTFP”)	—	—	133,000
Other short-term borrowings	145,008	107	49,376
Total short-term borrowings	530,285	193,474	650,497
Long-term borrowings:
FHLB advances	131,106	131,868	112,865
Vantage non-recourse debt	41,386	51,330	49,572
Other long-term borrowings	31,646	54,875	53,804
Total long-term borrowings	204,138	238,073	216,241
Total borrowed funds	$734,423	$431,547	$866,738
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities held for investments and floating rate subordinated deferrable interest debentures. During 2025, Peoples redeemed early $25.0 million of subordinated debt it had acquired through a previous merger, which drove the decline in other long-term borrowings. Peoples continually evaluates its overall balance sheet position given the interest rate environment and liquidity needs. Total borrowed funds increased at December 31, 2025, compared to at December 31, 2024, due to higher FHLB overnight borrowings and higher other short-term borrowings. Peoples’ borrowed funds decreased at December 31, 2024, compared to at December 31, 2023, due to lower FHLB overnight borrowings and the payoff of the BTFP borrowing as of December 31, 2024.
On April 3, 2019, Peoples entered into the U.S. Bank Loan Agreement with U.S. Bank National Association, the term of which has been extended to March 30, 2026, through an amendment in March 2025. The U.S. Bank Loan Agreement provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million. There were no amounts drawn on the line of credit as of December 31, 2025.
Additional information regarding Peoples’ borrowed funds can be found in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings.”
Capital/Stockholders’ Equity
Peoples’ total stockholders’ equity at December 31, 2025, increased $95.0 million, or 9%, when compared to at December 31, 2024, which was due to net income of $106.8 million for 2025 and a decrease in other comprehensive loss of $39.8 million, partially offset by dividends paid of $58.1 million. The decrease in other comprehensive loss was the result of changes in the fair market value of available-for-sale investment securities, which were driven by changes in market interest rates. At December 31, 2025, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered “well capitalized” under banking regulations. These higher capital levels reflect Peoples’ desire to maintain a strong capital position.
During 2024, total stockholders’ equity increased $58.1 million, or 6% ,when compared to at 2023 due to net income of $117.2 million for 2024, partially offset by an increase in other comprehensive loss of $8.8 million and dividends paid of $56.3 million. The increase in other comprehensive loss was the result of changes in the fair market value of available-for-sale investment securities, which were driven by changes in market interest rates.
On January 1, 2020, Peoples recorded a one-time transition adjustment to reduce retained earnings by $3.7 million. This adjustment reflected the increase in the allowance for credit losses for loans (excluding the gross up of loan balances related to the establishment of an allowance for credit losses for PCD loans, the allowance for credit losses for held-to-maturity investment securities and the addition of an unfunded commitment liability, net of statutory federal corporate income taxes). Peoples elected to utilize the five-year phase-in period for the transition adjustment due to the implementation of ASU 2016-13. This phase-in period also included a 25% deferment of the impact on regulatory capital of the estimated increase in the allowance for credit losses related to the adoption of CECL, which was applied during the first two years of application. For the first two years of the phase-in period, 100% of the transition adjustment due to ASU 2016-13 was excluded for regulatory capital purposes, along with 25% of the increase in the allowance for credit losses compared to the January 1, 2020 allowance for credit losses. In year three of the phase-in (i.e., 2022), 75% of the transition adjustment, and the cumulative 25% increase in the allowance for credit losses compared to January 1, 2020, were excluded from regulatory capital, while 50% and 25% of these amounts were excluded in years four and five, respectively, under this phase-in period.
Under the risk-based capital rules, in order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least a capital conservation buffer of 2.50%. These three minimum required ratios are the common equity tier 1 capital ratio, tier 1 risk-based capital ratio and total risk-based capital ratio. Peoples had a capital conservation buffer of 5.78% at December 31, 2025, 5.58% at December 31, 2024, and 5.17% at December 31, 2023. As such, Peoples exceeded the minimum ratios, including the capital conservation buffer, at December 31, 2025.
The following table details Peoples’ actual risk-based capital levels and corresponding ratios at December 31:

(Dollars in thousands)	2025	2024	2023
Capital Amounts:
Common equity tier 1	$893,970	$833,128	$766,692
Tier 1	925,616	863,974	820,496
Total (tier 1 and tier 2)	1,002,226	946,724	873,226
Net risk-weighted assets	$7,273,985	$6,971,490	$6,630,945
Capital Ratios:
Common equity tier 1	12.29%	11.95%	11.56%
Tier 1	12.73%	12.39%	12.37%
Total (tier 1 and tier 2)	13.78%	13.58%	13.17%
Tier 1 leverage ratio	9.91%	9.73%	9.48%
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

The following table reconciles the calculation of the identified non-US GAAP financial measures to amounts reported in Peoples’ Consolidated Financial Statements at December 31:

(Dollars in thousands)	2025	2024	2023
Tangible equity:
Total stockholders’ equity	$1,206,602	$1,111,590	$1,053,534
Less: goodwill and other intangible assets	393,319	402,422	412,172
Tangible equity	$813,283	$709,168	$641,362
Tangible assets:
Total assets	$9,649,630	$9,254,247	$9,157,382
Less: goodwill and other intangible assets	393,319	402,422	412,172
Tangible assets	$9,256,311	$8,851,825	$8,745,210
Tangible book value per common share:
Tangible equity	$813,283	$709,168	$641,362
Common shares outstanding	35,714,484	35,563,590	35,314,745
Tangible book value per common share	$22.77	$19.94	$18.16
Tangible equity to tangible assets ratio:
Tangible equity	$813,283	$709,168	$641,362
Tangible assets	$9,256,311	$8,851,825	$8,745,210
Tangible equity to tangible assets	8.79%	8.01%	7.33%
Tangible book value per common share increased to $22.77 at December 31, 2025, from $19.94 at December 31, 2024, which was primarily due to net income over the last 12 months coupled with a decrease in accumulated other comprehensive loss.
The increase in tangible book value per common share at December 31, 2024, from at December 31, 2023, was due to net income over the 12-month period.
Future Outlook
In 2026, Peoples expects to generate positive operating leverage for the year, excluding accretion and non-core costs, compared to 2025. Operating leverage is calculated by taking the percentage of total revenue growth (net interest income plus non-interest income, excluding gains and losses) from one period compared to another, and deducting the percentage of total non-interest expense growth over the same period.
For 2026, Peoples expects net interest margin to be between 4.00% and 4.20% for the full year, which anticipates one 25 basis point market interest rate cut. Each potential additional 25 basis point reduction in rates from the Federal Reserve would result in a 3 to 4 basis point decline in the net interest margin for the full year. These projections will vary depending on the timing and magnitude of the anticipated rate cuts and the level of competition for deposits. Peoples is in a relatively neutral interest rate risk position, and will actively manage its balance sheet mix during 2026 to mitigate the negative impact of any potential market interest rate changes.
Peoples projects total non-interest income, excluding net gains and losses, to be between $28 million and $30 million per quarter for 2026, with the first quarter elevated as it includes annual performance-based insurance commissions.
Total non-interest expenses are expected to be between $72 million and $74 million for the second, third and fourth quarters of 2026, with the first quarter of 2026 being higher due to annual expenses typically recognized during the first quarter of each year. The efficiency ratio should be relatively similar to 2025.
Peoples anticipates that the annual loan growth for 2026 will be between 3% and 5%. Peoples expects a slight reduction in net charge-offs, with a lower provision for credit losses for 2026, excluding any changes to economic forecasts.
Deposit balances are expected to grow slightly during 2026, and the loan-to-deposit ratio is projected to increase as deposit growth may be slower than loan growth during the year.
Management believes Peoples is in position to maintain strong asset quality metrics and continued growth into 2026. During 2025, Peoples experienced increased net charge-offs associated with its small-ticket leasing business, and that trend is expected to continue for the first half of 2026, with those levels tapering off through the back half of 2026. Peoples has made changes to the small-ticket leasing business during 2025 in an effort to originate higher quality credit tiers, while tightening the credit standards to more closely align with the expectations for the business.
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
The ALCO uses various methods to assess and monitor the current level of Peoples’ IRR and the impact of potential strategies or other changes. However, the ALCO predominantly relies on simulation modeling in its overall management of IRR since it is a dynamic measure. Simulation modeling also estimates the impact of potential changes in interest rates and balance sheet structures on future earnings and projected economic value of equity. The methods used by ALCO to assess IRR remain largely unchanged from those disclosed for the year ended December 31, 2024.
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
The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rates	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
300	33,685	9.0%	10,471	3.0%	(180,169)	(8.5)%	(127,697)	(7.2)%
200	24,680	6.6%	7,090	2.0%	(81,855)	(3.9)%	(88,238)	(5.0)%
100	15,234	4.1%	3,678	1.0%	(11,295)	(0.5)%	(45,430)	(2.6)%
(100)	(9,381)	(2.5)%	(9,700)	(2.7)%	(29,918)	(1.4)%	12,016	0.7%
(200)	(19,378)	(5.2)%	(19,818)	(5.6)%	(128,374)	(6.1)%	(3,009)	(0.2)%
(300)	3,271	0.9%	(19,964)	(5.6)%	(307,784)	(14.5)%	(25,823)	(1.5)%
This table uses a standard, parallel shock analysis for assessing the IRR to net interest income and the economic value of equity. A parallel shock assumes all points on the yield curve (one year, two year, three year, etc.) are directionally changed by the same degree. Management regularly assesses the impact of both increasing and decreasing interest rates. The table above shows the impact of upward and downward parallel shocks of 100, 200, and 300 basis points.
Estimated changes in net interest income and the economic value of equity are partially driven by assumptions regarding the rate at which non-maturity deposits will reprice given a move in short-term interest rates. These assumptions are monitored closely by Peoples and are reviewed at least semi-annually. At December 31, 2025, the actual deposit betas experienced by Peoples in the repricing of non-maturity deposits were lower than those used in Peoples’ interest rate risk modeling.
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board decreasing short-term interest rates in the future could be offset by an inverse movement in long-term rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at December 31, 2025, consideration of the bull steepener and bear steepener scenarios provide insights which were not captured by parallel shifts.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples’ deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-long term borrowing costs, which are correlated with long-term rates remain constant. Decreased deposit and funding costs increase net interest income over a longer horizon; resulting in an increased amount of net income and net interest margin over a 24-month period. At December 31, 2025, the bull steepener scenario resulted in an increase in net interest income of 0.20%, as the impact of recent term funding mitigates the impact of lower short-term rates over a 12-month horizon, and an increase in economic value of equity of 1.30%.
The bear steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates remain constant while long-term rates rise. In such a scenario, Peoples’ deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At December 31, 2025, the bear steepener scenario resulted in an increase in net interest income of 1.00% and an increase in economic value of equity of 3.10%.
During 2025, Peoples’ was positioned to benefit from rising interest rates in terms of the potential impact on net interest income. The table above illustrates this point as net interest income increases in the rising rate scenarios and decreases in the falling rate scenarios.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of December 31, 2025, Peoples had five interest rate swap contracts, with an aggregate notional value of $45.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”
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
An additional strategy used by Peoples in the management of liquidity risk is maintaining a targeted level of liquid assets. Management defines liquid assets as unencumbered cash (including cash on deposit at the FRB), and the market value of unpledged U.S. government and agency securities. Excluded from this definition are pledged securities, non-government securities, non-agency securities, municipal securities and loans. Management has established a minimum level of liquid assets in the liquidity management policy, which is expressed as a percentage of total loans and unfunded loan commitments. At December 31, 2025, Peoples maintained liquid assets of $726.0 million, representing 6.6% of total assets plus unfunded loan commitments. Peoples has also established a policy limit around the level of liquefiable assets expressed as a percentage of total loans and unfunded loan commitments. Liquefiable assets are defined as liquid assets plus the market value of unpledged securities not included in the liquid asset measurement. At December 31, 2025, Peoples maintained liquefiable assets of $858.8 million, representing 7.8% of total assets plus unfunded loan commitments.
An essential element in the management of liquidity risk is a forecast of the sources and uses of anticipated cash flows. On a monthly basis, Peoples forecasts sources and uses of cash for the next twelve months. To assist in the management of liquidity, management has established a liquidity coverage ratio, which is defined as the total sources of cash divided by the total uses of cash. A ratio of greater than 1.0 times indicates that forecasted sources of cash are adequate to fund forecasted uses of cash. The liquidity management policy establishes a minimum limit of 1.0 times. At December 31, 2025, Peoples had a ratio of 4.82 times, which was within policy limits. Peoples also forecasts secondary or contingent sources of cash, and this includes external sources of funding and liquid assets. These sources of cash would be required if and when the forecasted liquidity coverage ratio dropped below the policy limit of 1.0 times. An additional liquidity measurement used by management includes the total forecasted sources of cash and the contingent sources of cash divided by the forecasted uses of cash. Management has established a minimum ratio of 3.0 times for this liquidity management policy limit. At December 31, 2025, Peoples had a ratio of 5.75 times, which was within policy limits.
Peoples maintains multiple contingent sources of liquidity including secured wholesale funding lines and unsecured brokered deposit networks. Peoples’ primary sources of secured wholesale funding are the FHLB of Cincinnati and the FRB. As of December 31, 2025, Peoples had unused collateral-based borrowing capacities of $314.9 million and $488.0 million, respectively, available with the FHLB of Cincinnati and the FRB. Together, these unused borrowing capacities represent 7.3% of total assets and unfunded loan commitments. Additionally, Peoples had $205.0 million of unpledged loan collateral eligible to secure additional borrowing capacity with the FRB as of December 31, 2025.
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
During 2023, the Federal Reserve continued a historically aggressive rate-hiking campaign, leading to higher interest rates and higher competition for deposits. As inflationary pressures cooled during 2024, the Federal Reserve began to lower rates starting in the second half of 2024 and throughout 2025. Peoples continued to offer various CD special rates to retain current clients and attract new clients.
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
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No response required.
ITEM 9A CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples’ management, with the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, Peoples’ President and Chief Executive Officer, and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, have concluded that:
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
Management’s Annual Report on Internal Control Over Financial Reporting
The “Report of Management’s Assessment of Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 75 of this Form 10-K.
Attestation Report of Independent Registered Public Accounting Firm
The “Report of Independent Registered Public Accounting Firm” required by Item 308(b) of SEC Regulation S-K is included on page 76 of this Form 10-K.
Ernst & Young LLP (U.S. PCAOB Auditor Firm I.D.: 42), the independent registered public accounting firm that audited Peoples’ consolidated financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2025. The report, which expresses the opinion that Peoples’ management has maintained effective internal control over financial reporting as of December 31, 2025, is included in the “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
There were no changes in Peoples’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.

ITEM 9B OTHER INFORMATION
(a)    None.
(b)    The following details the activity in respect of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended December 31, 2025:

Trading Agreement
		Action	Date	Rule 10-b5-1*
Craig Beam	Director	Terminate	November 20, 2025	X
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
With the supervision and participation of Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, Peoples’ management evaluated the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2025, using the Internal Control-Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, Peoples’ management has concluded that Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2025.
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
Peoples’ management assessed the effectiveness of Peoples’ internal control over financial reporting as of December 31, 2025, and, based on this assessment, has concluded Peoples’ internal control over financial reporting was effective at a reasonable assurance level as of that date.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Peoples Bancorp Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peoples Bancorp Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Peoples Bancorp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peoples Bancorp Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
As discussed in Note 1 and Note 4 of the financial statements, management estimates the allowance for credit losses (ACL) based on relevant available information, from both internal and external sources, relating to past events, including historical experience, current conditions, and reasonable and supportable forecasts. The ACL is made up of a quantitative modeled component as well as a qualitative component. The methodology for determining the quantitative component includes (1) a pooled component for loans that exhibit similar risk characteristics and (2) a specific component for those loans that do not exhibit similar risk characteristics. For loans exhibiting similar risk characteristics, the Company uses a discounted cash flow methodology in determining an ACL for each loan segment. For loans that do not exhibit similar risk characteristics, the Company measures the ACL based on the present value of expected future cash flows, estimated collateral values, or the loan’s estimated market price. Management applies judgment in evaluating several qualitative factors to determine if the quantitative ACL results need to be adjusted. The Company’s loan and lease portfolio totaled $6.76 billion as of December 31, 2025, and the associated ACL was $75.7 million.
Auditing management’s estimate of the ACL involves a high degree of subjectivity in evaluating whether the qualitative component of the reserve is reasonable and supportable.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which included, among others, management’s review and approval controls designed to assess and challenge whether the qualitative component of the reserve is reasonable and supportable.
To test whether the qualitative component of the reserve was reasonable and supportable, our audit procedures included, among others, the following: 1) We assessed management’s methodology and considered whether relevant risks were reflected in the quantitative model and whether qualitative adjustments to the model outputs were reasonable and supportable; 2) We evaluated whether qualitative factors were reasonable based on changes in economic conditions, loss and delinquency trends, and the composition of the loan portfolio; 3) We tested the completeness, accuracy and relevance of the underlying data used to estimate the qualitative factors; 4) We searched for and evaluated information that corroborates or contradicts management’s identification and measurement of qualitative factors; and 5) We evaluated whether the overall ACL amount, inclusive of the qualitative adjustments, appropriately reflected lifetime losses expected in the loan portfolios as of the balance sheet.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Chicago, Illinois
February 26, 2026

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2025	2024
Assets
Cash and cash equivalents:
Cash and due from banks	$107,864	$108,721
Interest-bearing deposits in other banks	81,087	108,943
Total cash and cash equivalents	188,951	217,664
Available-for-sale investment securities, at fair value (amortized cost of $1,076,980 at December 31, 2025 and $1,229,382 at December 31, 2024) (a)	984,367	1,083,555
Held-to-maturity investment securities, at amortized cost (fair value of $867,714 at December 31, 2025 and $692,499 at December 31, 2024) (a)	922,837	774,800
Other investment securities	68,656	60,132
Total investment securities (a)	1,975,860	1,918,487
Loans and leases, net of deferred fees and costs (b)	6,756,907	6,358,003
Allowance for credit losses	(75,676)	(63,348)
Net loans and leases	6,681,231	6,294,655
Loans held for sale	2,667	2,348
Bank premises and equipment, net of accumulated depreciation	100,508	103,669
Bank owned life insurance	148,264	143,710
Goodwill	363,199	363,199
Other intangible assets	30,120	39,223
Other assets	158,830	171,292
Total assets	$9,649,630	$9,254,247
Liabilities
Deposits:
Non-interest-bearing	$1,545,428	$1,507,661
Interest-bearing	6,064,796	6,082,544
Total deposits	7,610,224	7,590,205
Short-term borrowings	530,285	193,474
Long-term borrowings	204,138	238,073
Accrued expenses and other liabilities	98,381	120,905
Total liabilities	8,443,028	8,142,657
Stockholders’ Equity
Preferred shares, no par value, 50,000 shares authorized and no shares issued at December 31, 2025 and December 31, 2024	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,836,943 shares issued at December 31, 2025 and 36,782,601 shares issued at December 31, 2024, including shares held in treasury	871,571	866,844
Retained earnings	436,748	388,109
Accumulated other comprehensive loss, net of deferred income taxes	(70,628)	(110,385)
Treasury stock, at cost, 1,215,120 common shares at December 31, 2025 and 1,311,175 common shares at December 31, 2024	(31,089)	(32,978)
Total stockholders’ equity	1,206,602	1,111,590
Total liabilities and stockholders’ equity	$9,649,630	$9,254,247

(a)Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $236, respectively, at December 31, 2025 and $0 and $237, respectively, at December 31, 2024.
(b)Also referred to throughout this Form 10-K as “total loans” and “loans held for investment.”

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Interest income:
Interest and fees on loans	$441,058	$450,996	$383,032
Interest and dividends on taxable investment securities	66,005	59,008	49,282
Interest on tax-exempt investment securities	3,751	3,963	4,326
Other interest income	3,492	6,809	2,763
Total interest income	514,306	520,776	439,403
Interest expense:
Interest on deposits	135,165	142,114	71,934
Interest on short-term borrowings	10,142	15,545	19,935
Interest on long-term borrowings	13,769	14,416	8,160
Total interest expense	159,076	172,075	100,029
Net interest income	355,230	348,701	339,374
Provision for (recovery of) credit losses (a)	42,162	24,787	15,174
Net interest income after provision for (recovery of) credit losses	313,068	323,914	324,200
Non-interest income:
Electronic banking income	25,024	25,142	25,210
Trust and investment income	21,448	19,513	17,160
Insurance income	19,592	19,401	18,016
Deposit account service charges	16,965	17,584	16,682
Lease income	15,612	10,480	7,860
Bank owned life insurance income	4,561	4,216	4,151
Mortgage banking income	1,398	1,788	1,078
Net loss on asset disposals and other transactions	(3,027)	(3,310)	(2,837)
Net loss on investment securities	(2,659)	(416)	(3,700)
Other non-interest income (b)	5,164	4,968	3,793
Total non-interest income	104,078	99,366	87,413
Non-interest expense:
Salaries and employee benefit costs	156,530	150,041	144,031
Net occupancy and equipment expense	23,178	24,151	21,368
Data processing and software expense	29,118	25,221	21,607
Professional fees	12,663	12,109	17,041
Amortization of other intangible assets	8,845	11,161	11,222
Electronic banking expense	8,324	7,548	7,150
Marketing expense	3,681	3,914	5,017
FDIC insurance expense	5,136	4,929	4,785
Franchise tax expense	3,368	3,222	3,540
Other loan expenses	4,936	4,147	2,859
Communication expense	2,699	3,145	2,834
Operating lease expense	4,590	3,539	1,687
Travel and entertainment expense	2,565	2,656	2,401
Other non-interest expense	16,704	18,033	20,945
Total non-interest expense	282,337	273,816	266,487
Income before income taxes	134,809	149,464	145,126
Income tax expense	28,031	32,259	31,763
Net income	$106,778	$117,205	$113,363
Earnings per common share – basic	$3.03	$3.34	$3.46
Earnings per common share – diluted	$2.99	$3.31	$3.44
Weighted-average number of common shares outstanding – basic	34,974,619	34,779,548	32,533,086
Weighted-average number of common shares outstanding – diluted	35,358,109	35,147,354	32,760,808
(a) The provision for credit losses includes changes related to the allowance for credit losses on loans, held-to-maturity investment securities, and the unfunded commitment liability.
(b) Includes realized and unrealized losses on equity investment securities recorded in other non-interest income of $17 for the year ended December 31, 2025, and $141 for the year ended December 31, 2023, and unrealized gain of $50 for the year ended December 31, 2024
 See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net income	$106,778	$117,205	$113,363
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding gains (losses) arising in the period	50,559	(10,276)	29,655
Related tax (expense) benefit	(11,788)	2,350	(6,817)
Reclassification adjustment for net loss included in net income	2,659	416	3,700
Related tax benefit	(620)	(97)	(864)
Net effect on other comprehensive income (loss)	40,810	(7,607)	25,674
Defined benefit plans:
Net loss arising during the period	—	—	(303)
Related tax benefit	—	—	71
Amortization of unrecognized loss on service benefit plans	—	—	9
Related tax benefit	—	—	(2)
Realized loss due to settlement and curtailment	—	—	2,424
Related tax benefit	—	—	(566)
Net effect on other comprehensive income	—	—	1,633
Cash flow hedges:
Net (losses) gains arising during the period	(206)	1,429	936
Related tax benefit (expense)	48	(334)	(217)
Reclassification adjustment for net gain included in net income	(1,167)	(2,979)	(3,229)
Related tax benefit	272	696	749
Net effect on other comprehensive income (loss)	(1,053)	(1,188)	(1,761)
Total other comprehensive income (loss), net of tax	39,757	(8,795)	25,546
Total comprehensive income (loss)	$146,535	$108,410	$138,909
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Balance, December 31, 2022	$686,450	$265,936	$(127,136)	$(39,922)	$785,328
Net income	—	113,363	—	—	113,363
Other comprehensive income, net of tax	—	—	25,546	—	25,546
Cash dividends declared	—	(52,062)	—	—	(52,062)
Reissuance of treasury stock for common share awards	(5,944)	—	—	5,944	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	115	115
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,769)	(1,769)
Common shares repurchased under share repurchase program	—	—	—	(3,030)	(3,030)
Common shares issued under dividend reinvestment plan	1,324	—	—	—	1,324
Common shares issued under compensation plan for Boards of Directors	62	—	—	486	548
Stock-based compensation	5,337	—	—	—	5,337
Common shares issued under employee stock purchase plan	69	—	—	836	905
Issuance of common shares related to the Limestone Merger	177,929	—	—	—	177,929
Balance, December 31, 2023	$865,227	$327,237	$(101,590)	$(37,340)	$1,053,534
Net income	—	117,205	—	—	117,205
Other comprehensive loss, net of tax	—	—	(8,795)	—	(8,795)
Cash dividends declared	—	(56,333)	—	—	(56,333)
Reissuance of treasury stock for common share awards	(6,880)	—	—	6,880	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	342	342
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,309)	(1,309)
Common shares repurchased under share repurchase program	—	—	—	(3,000)	(3,000)
Common shares issued under dividend reinvestment plan	1,501	—	—	—	1,501
Common shares issued under compensation plan for Boards of Directors	86	—	—	406	492
Stock-based compensation	6,674	—	—	—	6,674
Common shares issued under employee stock purchase plan	236	—	—	1,043	1,279
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	106,778	—	—	106,778
Other comprehensive income, net of tax	—	—	39,757	—	39,757
Cash dividends declared	—	(58,136)	—	—	(58,136)
Reissuance of treasury stock for common share awards	(3,568)	—	—	3,568	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,481)	(2,481)
Common shares repurchased under share repurchase program	—	—	—	(838)	(838)
Common shares issued under dividend reinvestment plan	1,801	—	—	—	1,801
Common shares issued under compensation plan for Boards of Directors	79	—	—	430	509
Stock-based compensation	6,261	—	—	—	6,261
Common shares issued under employee stock purchase plan	154	—	—	841	995
Other	—	(3)	—	—	(3)
Balance, December 31, 2025	$871,571	$436,748	$(70,628)	$(31,089)	$1,206,602
See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating activities:
Net income	$106,778	$117,205	$113,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	14,477	3,514	3,668
Provision for credit losses	42,162	24,787	15,174
Bank owned life insurance income	(4,561)	(4,216)	(4,151)
Net loss on investment securities	2,659	416	3,700
Fair value adjustment on equity investment securities	17	(50)	141
Loans originated for sale	(41,298)	(65,356)	(33,196)
Proceeds from sales of loans	41,811	65,984	34,041
Net gains on sales of loans	(861)	(1,376)	(659)
Deferred income (benefit) tax expense	(1,207)	6,973	(238)
Increase (decrease) in accrued expenses	1,495	(4,216)	13,194
Decrease (increase) in interest receivable	(870)	1,293	(6,443)
(Decrease) increase in other assets	(1,773)	5,626	962
(Decrease) increase in interest payable	(2,241)	(1,674)	6,621
Increase in operating lease assets	(11,568)	(16,217)	(13,817)
Change in lease right-of-use assets and lease liabilities	23	158	(335)
Stock-based compensation	6,909	7,324	6,025
(Decrease) increase in net derivatives	(13,136)	995	(5,739)
Other, net	(4,090)	2,017	11,332
Net cash provided by operating activities	134,726	143,187	143,643
Investing activities:
Available-for-sale investment securities:
Purchases	(68,573)	(331,274)	(75,351)
Proceeds from sales	89,155	28,369	198,893
Proceeds from principal payments, calls and prepayments	128,319	255,744	151,047
Held-to-maturity investment securities:
Purchases	(356,735)	(253,546)	(207,428)
Proceeds from principal payments	210,440	162,497	84,116
Other investment securities:
Purchases	(60,344)	(28,431)	(27,206)
Proceeds from sales	52,273	32,049	21,281
Net (increase) decrease in loans held for investment	(418,239)	(199,243)	(356,075)
Net expenditures for premises and equipment	(6,026)	(6,822)	(13,458)
Proceeds from sales of other real estate owned	5,298	9	129
Proceeds from bank owned life insurance	—	1,060	227
Business acquisitions, net of cash received	—	(1,579)	92,594
Investment in limited partnership and tax credit funds	—	(3,142)	(1,699)
Other	(17)	—	—
Net cash used in investing activities	(424,449)	(344,309)	(132,930)
Financing activities:
Net increase (decrease) in non-interest-bearing deposits	37,767	(59,988)	(284,480)
Net (decrease) increase in interest-bearing deposits	(18,357)	547,098	436,545
Net increase (decrease) in short-term borrowings	336,811	(457,023)	90,359
Proceeds from long-term borrowings	13,481	55,277	115,108
Payments on long-term borrowings	(49,187)	(34,641)	(40,165)
Cash dividends paid	(58,136)	(56,333)	(52,062)
Repurchase of treasury stock under share repurchase program	(838)	(3,000)	(3,030)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,481)	(1,309)	(1,769)
Proceeds from issuance of common shares	1,670	1,478	1,264
Other	280	505	217
Net cash provided by (used in) financing activities	261,010	(7,936)	261,987

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net (decrease) increase in cash and cash equivalents	(28,713)	(209,058)	272,700
Cash and cash equivalents at beginning of period	217,664	426,722	154,022
Cash and cash equivalents at end of period	$188,951	$217,664	$426,722
Supplemental cash flow information:
Interest paid	$159,881	$172,712	$90,367
Federal income taxes paid	19,839	22,599	24,750
State income taxes paid	3,094	2,835	4,956
Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$72	$235	$31
Noncash recognition of new leases	1,333	1,660	4,428

See Notes to the Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Peoples Bancorp Inc. is a financial holding company that offers a full range of financial services and products primarily offered through its 144 financial service offices and ATMs, including 126 full-service branches in Ohio, Kentucky, West Virginia, Washington, D.C., Virginia, and Maryland as of December 31, 2025, as well as through online resources that are web-based and mobile-based. Peoples’ insurance, premium financing and equipment leasing services are offered nationwide. Brokerage services are offered exclusively through an unaffiliated registered broker-dealer located at Peoples Bank’s offices. Indirect consumer lending activities are provided through approved dealerships. Peoples Bank’s credit card and merchant processing services are provided through joint marketing arrangements with third parties.
Note 1 Summary of Significant Accounting Policies

The accounting and reporting policies of Peoples Bancorp Inc. and subsidiaries (“Peoples” refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) conform to U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the banking industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, these Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities, or total stockholders’ equity. The impact of such changes are not considered material to Peoples’ financial statements.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, balances due from other banks, interest-bearing deposits in other banks, federal funds sold and other short-term investments with original maturities of 90 days or less. At December 31, 2025 and at December 31, 2024, Peoples had no restricted funds held in interest-bearing deposits in other banks which were being used as collateral and not available for withdrawal.
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
Peoples evaluates available-for-sale investment securities on a quarterly basis to determine how much, if any, allowance for credit losses is required. Peoples reviews available-for-sale investment securities at an unrealized loss position, with potential exposure to a credit event (which excludes U.S. government and U.S. government sponsored agency securities) to determine if the unrealized loss was credit-related. For those debt securities that Peoples does not intend to sell or is not more likely than not required to sell, prior to the expected recovery of the amortized cost basis, the credit portion of the impairment is recognized through an allowance in provision for credit losses.
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
Loans and Leases: Loans originated by Peoples that Peoples has the positive intent and ability to hold for the foreseeable future or to maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, charge-offs and an allowance for credit losses. Non-operating leases originated by Peoples are reported at the net investment of the lease, net of initial direct costs, charge-offs and an allowance for credit losses. Throughout this Form 10-K, loans and leases are referred to as “total loans” and “loans held for investment.”
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
Loans originated by Peoples with the intent to be held in the portfolio are subsequently transferred to held for sale when a decision is made to sell these loans. At the time of a loan’s transfer to the held for sale classification, the loan is recorded at the lower of cost or its fair value. If the fair value of a loan is lower than the amortized cost basis at the time of transfer, the reduction is reflected as a write-down of the recorded investment, resulting in a new cost basis, with a corresponding charge against the allowance for credit losses. If the fair value of a loan classified as held for sale in subsequent periods is less than its cost basis, the carrying value of the loan is adjusted accordingly, with the corresponding loss recognized in income.
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
In general, Peoples completes a quarterly evaluation based on several qualitative factors to determine if there should be adjustments made to the allowance for credit losses. These factors could include economic conditions, collateral, concentrations, troubled assets, Peoples’ loss trends, peer loss trends, delinquency trends, portfolio composition and loan growth, underwriting, and certain other risks.
The allowance for credit losses related to specific loans is based on management’s estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows, (2) the fair value of collateral if the loan is determined to be collateral dependent, or (3) the loan’s observable market price.
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
Peoples’ other intangible assets include customer relationship intangible assets, core deposit intangible assets, and indefinite-lived trade name and servicing rights representing the net present value of future economic benefits to be earned from acquired customer relationships with definite useful lives. These intangible assets are amortized on an accelerated basis over their estimated lives ranging from 7 to 10 years.
Servicing Rights: Servicing rights represent the right to service loans sold to third-party investors. Loans that are sold are primarily mortgage loans. Servicing rights are recognized separately as a servicing asset whenever Peoples undertakes an obligation to service financial assets. Servicing rights are reported in other intangible assets on the Consolidated Balance Sheets. Serviced loans that have been completely sold are not included on the Consolidated Balance Sheets. Loan servicing income included in mortgage banking income includes servicing fees received from the third-party investors and certain charges collected from the borrowers.
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
Interest Rate Lock Commitments: Peoples enters into interest rate lock commitments with borrowers and best efforts commitments with investors on mortgage loans originated for sale into the secondary markets to manage the inherent interest rate and pricing risk associated with selling loans. An interest rate lock commitment generally terminates once the loan is funded, the lock period expires or the borrower decides not to contract for the loan. A best efforts commitment generally terminates once the loan is sold, the commitment period expires or the borrower decides not to contract for the loan. The valuation of such commitments considers the servicing release premium but does not consider other expected cash flows related to the servicing of the future loan. Management determined that any interest rate lock commitments qualifying as derivatives did not have a material effect on Peoples’ financial position, results of operations or cash flows at December 31, 2025.
Investments in Affordable Housing Limited Partnerships: Investments in affordable housing consist of investments in limited partnerships that operate qualified affordable housing projects or that invest in other limited partnerships formed to operate affordable housing projects. These investments are considered variable interest entities for which Peoples is not the primary beneficiary. Peoples generally utilizes the proportional amortization method to account for these investments with the tax credits, net of the amortization of the investment, reflected in the Consolidated Statements of Income as a reduction in income tax expense. The unamortized amount of the investments is recorded in “Other assets” and totaled $9.1 million and $11.1 million at December 31, 2025 and 2024, respectively.
Other Real Estate Owned (“OREO”): OREO, included in “Other assets” on the Consolidated Balance Sheets, is comprised primarily of commercial and residential real estate properties acquired by Peoples in satisfaction of a loan. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value, less estimated costs to sell the property. Peoples had OREO totaling $0.1 million at December 31, 2025 and $6.2 million at December 31, 2024. The year over year reduction was due to an individual OREO sale completed in the fourth quarter of 2025.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”): Peoples enters into Repurchase Agreements with customers and other financial services companies, which are considered secured borrowing. As such, these obligations are recorded as a liability on the Consolidated Balance Sheets and disclosed in “Note 9 Short-Term Borrowings” and “Note 10 Long-Term Borrowings,” as appropriate. Securities pledged as collateral under Repurchase Agreements are included in investment securities on the Consolidated Balance Sheets and are disclosed in “Note 3 Investment Securities.” The fair value of the collateral pledged to a third party is continually monitored and additional collateral is pledged or returned, as deemed appropriate.
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
Lease income: Lease income presented in “Non-interest income” includes (i) operating lease income, (ii) month-to-month lease payments in excess of net investment on the lease, (iii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, and (vi) syndication income. Income on operating leases is recognized on a straight-line basis. Depreciation expense related to operating leases is recognized on a straight-line basis in “other non-interest expense.” Gains on syndicated leases and other fees are recognized at a point in time.
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
Peoples recognizes commission income from the sale of insurance policies when it acts as an agent between the insurance carrier and policyholder, arranging for the insurance carrier to provide policies to policyholders, and acts on behalf of the insurance carrier by providing customer service to the policyholders during the respective policy periods. Commission income is recognized over time, using the output method of time elapsed, which corresponds with the underlying insurance policy period, during which Peoples is obligated to perform under contract with the insurance carrier. Commission income is based on a percentage of the underlying policy premium. Payment is due from the insurance carrier for commission income once the insurance policy has been sold. Peoples has elected to apply a practical expedient related to capitalizable costs, which are the commissions paid to insurance producers, and will expense these commissions paid to insurance producers as incurred, as these costs are related to the commission income and would have been amortized within one year or less if they had been capitalized, the same period over which the commission income was earned.
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
Transactional-based fees are recognized at a point in time, which is at the completion of the relevant transaction. Peoples is obligated to perform certain transactions as requested by its consumer and business deposit account customers, which are outside of the normal maintenance requirements. Transactional-based fees are based on a standard fee schedule and are not contingent upon future events. Payment is due from the customer at the time of completion of the requested transaction. Overdraft fees are considered transactions-based fees and accounted for as described herein.
Other Non-Interest Income: Other non-interest income includes certain revenues that are transactional-based, such as wire transfer fees, money order fees and other ancillary fees or services. These transactional-based fees are recognized as income at a point in time, at the completion of the relevant transaction. Transactional-based fees are based on a standard fee schedules and are not contingent upon future events. Payment is due from the customer at the time of completion of the requested transaction.
Also included in other non-interest income are commercial loan swap fees, which consist of income related to transactions in which Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated financial institution. Commercial loan swap fees are recognized at a point in time, when the transaction has been completed, and there is no recourse or further performance obligation required of Peoples Bank. Commercial loan swap fees are based on yield spreads at swap inception and the underlying notional, or loan amount. Payment is due from the customer at the time of completion of the requested transaction.
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
Recent Adoptions of New Accounting Guidance: From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by Peoples as of the required effective dates. Unless otherwise discussed, management believes the impact of any recently adopted standards will not have a material impact on Peoples’ Consolidated Financial Statements taken as a whole.
ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued ASU 2023-09 on December 14, 2023. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements were effective for annual periods beginning after December 15, 2024. Peoples adopted the expanded disclosure requirements on a retrospective basis beginning with the fiscal year ending December 31, 2025. The guidance did not have a material impact on the financial statements.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair value for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy. At December 31, 2025 and at December 31, 2024, there were no assets or liabilities measured on a recurring basis that were considered Level 3 measurements.

	Recurring Fair Value Measurements at Reporting Date
	December 31, 2025		December 31, 2024
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2
Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$—	$17,580	$893	$14,303
U.S. government sponsored agencies	—	206,330	—	209,083
States and political subdivisions	—	170,832	—	196,301
Residential mortgage-backed securities	—	544,038	—	601,802
Commercial mortgage-backed securities	—	41,804	—	55,065
Bank-issued trust preferred securities	—	3,783	—	6,108
Total available-for-sale securities	—	984,367	893	1,082,662
Equity investment securities (a)	176	239	197	244
Nonqualified deferred compensation (a) (b)	6,074	—	4,898	—
Derivative assets (c)	—	9,708	—	18,743
Liabilities:
Derivative liabilities (d)	—	9,275	$—	$17,046
(a) Included in “Other investment securities” on the Consolidated Balance Sheets. For additional information, see “Note 3 Investment Securities.”
(b) Investments in the nonqualified deferred compensation plan consist of cash and mutual funds.
(c) Included in “Other assets” on the Consolidated Balance Sheets. For additional information, see “Note 15 Derivative Financial Instruments.”
(d) Included in “Accrued expenses and other liabilities” on the Consolidated Balance Sheets. For additional information, see “Note 15 Derivative Financial Instruments.”
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
Derivative Assets and Liabilities: The fair values for derivative financial instruments are determined based on third-party models, which leverage current market interest rates, broker-dealer quotations on similar products, or other related input parameters (Level 2).

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Consolidated Balance Sheets by level in the fair value hierarchy.

	Non-Recurring Fair Value Measurements at Reporting Date
	December 31, 2025		December 31, 2024
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3
Collateral dependent loans	$—	$7,738	$—	$4,375
Loans held for sale (a)	1,678	—	1,499	—
OREO	—	—	—	5,891
(a) Loans held for sale are presented gross of a valuation allowance of $57 and $166 at December 31, 2025 and at December 31, 2024, respectively.

Collateral Dependent Loans: Loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty, are considered collateral dependent. Peoples utilizes outside third-party appraisal services to value the underlying collateral, which Peoples uses to report the loans at their fair value (Level 3).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	December 31, 2025		December 31, 2024
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$188,951	$188,951	$217,664	$217,664
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	261,826	254,435	233,302	223,294
States and political subdivisions (a)	2	140,843	115,657	142,691	110,848
Residential mortgage-backed securities	2	423,628	413,123	300,290	276,278
Commercial mortgage-backed securities	2	96,776	84,499	98,754	82,079
Total held-to-maturity securities		923,073	867,714	775,037	692,499
Other investments:
Other investments at cost:
FHLB stock	3	30,843	30,843	24,606	24,606
FRB stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	4,210	4,210	3,073	3,073
Total other investments at cost		62,167	62,167	54,793	54,793
Loans and leases, net of deferred fees and costs (c)	3	6,756,907	6,697,321	6,358,003	6,240,751
Bank owned life insurance	2	148,264	148,264	143,710	143,710
Financial liabilities:
Deposits	2	$7,610,224	$6,579,413	$7,590,205	$6,713,360
Short-term borrowings	2	530,285	530,282	193,474	204,577
Long-term borrowings	2	204,138	222,323	238,073	251,736
(a) Obligations of state and political subdivisions are presented gross of an allowance for credit losses of $236 and $237, at December 31, 2025 and at December 31, 2024, respectively.
(b) “Other investments,” as reported on the Consolidated Balance Sheets, also included equity investment securities at December 31, 2025 and at December 31, 2024, which are reported in the “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis”
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs are presented gross of an allowance for credit losses of $75.7 million and $63.3 million, at December 31, 2025 and at December 31, 2024, respectively.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples’ available-for-sale investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2025
Obligations of:
U.S. Treasury and government agencies	$17,386	$213	$(19)	$17,580
U.S. government sponsored agencies	212,282	504	(6,456)	206,330
States and political subdivisions	189,131	103	(18,402)	170,832
Residential mortgage-backed securities	606,292	1,749	(64,003)	544,038
Commercial mortgage-backed securities	47,889	1	(6,086)	41,804
Bank-issued trust preferred securities	4,000	—	(217)	3,783
Total available-for-sale securities	$1,076,980	$2,570	$(95,183)	$984,367
2024
Obligations of:
U.S. Treasury and government agencies	$15,317	$87	$(208)	$15,196
U.S. government sponsored agencies	224,167	53	(15,137)	209,083
States and political subdivisions	225,074	16	(28,789)	196,301
Residential mortgage-backed securities	693,886	1,391	(93,475)	601,802
Commercial mortgage-backed securities	64,438	36	(9,409)	55,065
Bank-issued trust preferred securities	6,500	—	(392)	6,108
Total available-for-sale securities	$1,229,382	$1,583	$(147,410)	$1,083,555
The unrealized losses related to residential mortgage-backed securities at December 31, 2025 and 2024 were attributable to changes in market interest rates and spreads since the securities were purchased.
The gross gains and gross losses realized by Peoples from sales of available-for-sale securities for the years ended December 31 were as follows:

(Dollars in thousands)	2025	2024	2023
Gross gains realized	$433	$1,140	$1,550
Gross losses realized	3,092	1,556	5,250
Net loss realized	$(2,659)	$(416)	$(3,700)

The following table presents a summary of available-for-sale investment securities that had unrealized losses at December 31, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2025
Obligations of:
U.S. Treasury and government agencies	$5,319	$16	3	$741	$3	4	$6,060	$19
U.S. government sponsored agencies	47,059	341	10	127,311	6,115	27	174,370	6,456
States and political subdivisions	3,129	460	5	158,898	17,942	134	162,027	18,402
Residential mortgage-backed securities	13,310	62	10	461,661	63,941	235	474,971	64,003
Commercial mortgage-backed securities	2,292	9	2	39,000	6,077	21	41,292	6,086
Bank-issued trust preferred securities	—	—	—	3,783	217	2	3,783	217
Total	$71,109	$888	30	$791,394	$94,295	423	$862,503	$95,183
2024
Obligations of:
U.S. Treasury and government agencies	$10,003	$174	11	$2,299	$34	10	$12,302	$208
U.S. government sponsored agencies	130,518	5,816	27	70,982	9,321	13	201,500	15,137
States and political subdivisions	28,400	1,188	55	160,210	27,601	138	188,610	28,789
Residential mortgage-backed securities	85,043	2,300	69	482,609	91,175	256	567,652	93,475
Commercial mortgage-backed securities	2,868	93	5	46,619	9,316	24	49,487	9,409
Bank-issued trust preferred securities	493	7	1	5,614	385	3	6,107	392
Total	$257,325	$9,578	168	$768,333	$137,832	444	$1,025,658	$147,410
Management evaluates available-for-sale investment securities for an allowance of credit losses on a quarterly basis. At December 31, 2025, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At December 31, 2025, Peoples did not have the intent to sell, nor was it more-likely-than-not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both December 31, 2025, and 2024 were largely attributable to changes in market interest rates and spreads since the securities were purchased. Accrued interest receivable is not included in the investment securities balances, and is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses.
The unrealized losses with respect to the two bank-issued trust preferred securities that had been in an unrealized loss position for twelve months or more at December 31, 2025, were primarily attributable to the subordinated nature of the debt.
The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2025. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory income tax rate of 21%. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$263	$847	$11,557	$4,719	$17,386
U.S. government sponsored agencies	1,498	42,357	93,359	75,068	212,282
States and political subdivisions	4,443	35,547	73,662	75,479	189,131
Residential mortgage-backed securities	—	1,627	46,173	558,492	606,292
Commercial mortgage-backed securities	389	15,288	14,346	17,866	47,889
Bank-issued trust preferred securities	—	1,000	3,000	—	4,000
Total available-for-sale securities	$6,593	$96,666	$242,097	$731,624	$1,076,980
Fair value
Obligations of:
U.S. Treasury and government agencies	$263	$850	$11,710	$4,757	$17,580
U.S. government sponsored agencies	1,493	39,183	91,811	73,843	206,330
States and political subdivisions	4,422	33,568	65,102	67,740	170,832
Residential mortgage-backed securities	—	1,586	44,040	498,412	544,038
Commercial mortgage-backed securities	390	13,880	12,615	14,919	41,804
Bank-issued trust preferred securities	—	971	2,812	—	3,783
Total available-for-sale securities	$6,568	$90,038	$228,090	$659,671	$984,367
Total weighted-average yield	2.36%	1.79%	3.19%	2.76%	2.77%
Held-to-Maturity
The following table summarizes Peoples’ held-to-maturity investment securities at December 31:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2025
Obligations of:
U.S. government sponsored agencies	$261,826	$—	$740	$(8,131)	$254,435
States and political subdivisions	140,843	(236)	77	(25,027)	115,657
Residential mortgage-backed securities	423,628	—	4,916	(15,421)	413,123
Commercial mortgage-backed securities	96,776	—	—	(12,277)	84,499
Total held-to-maturity securities	$923,073	$(236)	$5,733	$(60,856)	$867,714
2024
Obligations of:
U.S. government sponsored agencies	$233,302	$—	$219	$(10,227)	$223,294
States and political subdivisions	142,691	(237)	110	(31,716)	110,848
Residential mortgage-backed securities	300,290	—	281	(24,293)	276,278
Commercial mortgage-backed securities	98,754	—	—	(16,675)	82,079
Total held-to-maturity securities	$775,037	$(237)	$610	$(82,911)	$692,499
There were no sales of held-to-maturity securities during the years ended December 31, 2025, and December 31, 2024.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples’ held-to-maturity investment securities are residential mortgage-backed securities, for which an allowance for credit losses was not recorded. These securities are implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Accordingly, there is a zero credit loss expectation on these securities. Peoples calculated the allowance for credit losses for states and political subdivisions using cumulative default rate averages for municipal securities.

The following table presents a summary of held-to-maturity investment securities that had unrealized losses at both December 31, 2025, and December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
2025
Obligations of:
U.S. government sponsored agencies	$131,933	$1,447	16	$66,509	$6,684	20	$198,442	$8,131
States and political subdivisions	1,238	301	2	110,531	24,726	65	111,769	25,027
Residential mortgage-backed securities	34,814	261	6	143,068	15,160	45	177,882	15,421
Commercial mortgage-backed securities	7,776	111	3	73,975	12,166	30	81,751	12,277
Total	$175,761	$2,120	27	$394,083	$58,736	160	$569,844	$60,856
2024
Obligations of:
U.S. government sponsored agencies	$150,390	$2,464	29	$38,901	$7,763	11	$189,291	$10,227
States and political subdivisions	957	44	1	106,716	31,672	66	107,673	31,716
Residential mortgage-backed securities	116,576	2,808	27	130,556	21,485	43	247,132	24,293
Commercial mortgage-backed securities	9,603	1,381	5	70,476	15,294	29	80,079	16,675
Total	$277,526	$6,697	62	$346,649	$76,214	149	$624,175	$82,911
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity securities by contractual maturity at December 31, 2025. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory income tax rate of 21%. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$6,406	$2,196	$126,243	$126,981	$261,826
States and political subdivisions	2,239	6,581	30,511	101,512	140,843
Residential mortgage-backed securities	16	—	5,429	418,183	423,628
Commercial mortgage-backed securities	2,000	8,777	39,517	46,482	96,776
Total held-to-maturity securities	$10,661	$17,554	$201,700	$693,158	$923,073
Fair value
Obligations of:
U.S. government sponsored agencies	$6,319	$2,037	$125,066	$121,013	$254,435
States and political subdivisions	2,231	6,347	26,249	80,830	115,657
Residential mortgage-backed securities	16	—	5,097	408,010	413,123
Commercial mortgage-backed securities	2,000	8,269	34,946	39,284	84,499
Total held-to-maturity securities	$10,566	$16,653	$191,358	$649,137	$867,714
Total weighted-average yield	1.78%	2.04%	3.72%	4.16%	4.00%
Other Investment Securities
Peoples’ “Other investment securities” on the Consolidated Balance Sheets consist largely of shares of FHLB and FRB stock, and other equity investment securities.

The following table summarizes the carrying value of Peoples’ Other investment securities at December 31:

(Dollars in thousands)	2025	2024
FHLB stock	$30,843	$24,606
FRB stock	27,114	27,114
Nonqualified deferred compensation	6,074	4,898
Equity investment securities	3,756	2,645
Other investment securities	869	869
Total Other investment securities	$68,656	$60,132
Peoples redeemed $51.1 million and $31.7 million of FHLB stock in 2025 and 2024, respectively, in order to be in compliance with the requirements of the FHLB. Peoples purchased $57.3 million and $26.4 million of additional FHLB stock during 2025 and 2024, respectively, as a result of the FHLB’s capital requirements on FHLB advances during the year. During the year ended December 31, 2025, and December 31, 2024, Peoples made no purchases and purchased $0.2 million, respectively, of FRB stock as a result of capital requirements.
During 2025, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2025, in “Other non-interest income,” resulting in an unrealized loss of $17,000. During 2024, Peoples recorded the change in the fair value of equity investment securities held at December 31, 2024, in “Other non-interest income,” resulting in unrealized gain of $50,000.
At December 31, 2025, Peoples’ investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples’ stockholders’ equity at December 31, 2025.
Pledged Securities
At December 31, 2025, and 2024, Peoples had pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and Repurchase Agreements. Peoples also pledged available-for-sale investment securities and held-to-maturity investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying value of Peoples’ pledged investment securities as of December 31:

	Carrying Amount
(Dollars in thousands)	2025	2024
Securing public and trust department deposits, and Repurchase Agreements:
Available-for-sale	$328,516	$505,963
Held-to-maturity	704,470	563,014
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	4,018	3,119
Held-to-maturity	68,425	1,215
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.0 million and $9.9 million at December 31, 2025, and 2024, respectively.

Note 4 Loans and Leases, and Allowance for Credit Losses

Peoples’ loan portfolio consists of various types of loans and leases originated primarily as a result of lending opportunities within Peoples’ footprint. Peoples also originates insurance premium finance loans nationwide through its Peoples Premium Finance division, and originates leases nationwide through its North Star Leasing division and its Vantage subsidiary. Throughout this Form 10-K, loans and leases are referred to as “total loans” and “loans held for investment.”
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows at December 31:

(Dollars in thousands)	2025	2024
Construction	$300,941	$328,388
Commercial real estate, other	2,363,967	2,156,013
Commercial and industrial	1,535,755	1,347,645
Premium finance	253,075	269,435
Leases	365,649	406,598
Residential real estate	861,722	835,101
Home equity lines of credit	253,864	232,661
Consumer, indirect	700,582	669,857
Consumer, direct	120,338	111,052
Deposit account overdrafts	1,014	1,253
Total loans, at amortized cost	$6,756,907	$6,358,003

The table above includes net deferred loan origination costs of $20.0 million and $20.2 million at December 31, 2025, and 2024, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $9.7 million and $19.5 million at December 31, 2025, and 2024, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $25.0 million at December 31, 2025, and $23.1 million at December 31, 2024.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and loans delinquent for 90 days or more and accruing were as follows at December 31:

	2025		2024
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	$4,056	$579	$7,136	$227
Commercial and industrial	8,045	126	6,809	78
Premium finance	573	2,477	—	4,947
Leases	11,063	542	8,850	803
Residential real estate	8,556	1,937	7,329	2,166
Home equity lines of credit	1,507	69	1,498	213
Consumer, indirect	2,718	286	2,374	159
Consumer, direct	368	140	133	44
Total loans, at amortized cost	$36,886	$6,156	$34,129	$8,637
(a)There were $1.8 million of nonaccrual loans for which there was no allowance for credit losses at December 31, 2025 and $5.7 million of such loans at December 31, 2024.

The following tables present the aging of the recorded investment in past due loans at December 31:

	Loans Past Due				Current	Total
(Dollars in thousands)	30 – 59 days	60 – 89 days	90 + Days	Total
2025
Construction	$—	$—	$—	$—	$300,941	$300,941
Commercial real estate, other	1,760	4,066	3,664	9,490	2,354,477	2,363,967
Commercial and industrial	1,600	1,329	7,780	10,709	1,525,046	1,535,755
Premium finance	2,767	2,956	3,050	8,773	244,302	253,075
Leases	9,966	3,560	11,187	24,713	340,936	365,649
Residential real estate	13,821	3,035	5,767	22,623	839,099	861,722
Home equity lines of credit	2,160	402	981	3,543	250,321	253,864
Consumer, indirect	8,752	1,726	1,550	12,028	688,554	700,582
Consumer, direct	752	165	431	1,348	118,990	120,338
Deposit account overdrafts	—	—	—	—	1,014	1,014
Total loans, at amortized cost	$41,578	$17,239	$34,410	$93,227	$6,663,680	$6,756,907
2024
Construction	$—	$—	$—	$—	$328,388	$328,388
Commercial real estate, other	1,300	1,585	6,008	8,893	2,147,120	2,156,013
Commercial and industrial	1,651	583	4,551	6,785	1,340,860	1,347,645
Premium finance	3,863	456	4,947	9,266	260,169	269,435
Leases	10,941	5,241	9,575	25,757	380,841	406,598
Residential real estate	11,481	3,038	5,271	19,790	815,311	835,101
Home equity lines of credit	1,473	317	1,093	2,883	229,778	232,661
Consumer, indirect	7,568	1,522	1,326	10,416	659,441	669,857
Consumer, direct	884	113	138	1,135	109,917	111,052
Deposit account overdrafts	—	—	—	—	1,253	1,253
Total loans, at amortized cost	$39,161	$12,855	$32,909	$84,925	$6,273,078	$6,358,003
Delinquency trends remained stable, with 98.6% and 98.7% of Peoples’ portfolio considered “current” at December 31, 2025, and at December 31, 2024, respectively.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, commercial real estate and home equity lines of credit under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged commercial loans to secure borrowings with the FRB. Loans pledged at December 31 are summarized in the following table:

(Dollars in thousands)	2025	2024
Loans pledged to FHLB	$1,347,242	$1,218,496
Loans pledged to FRB	624,503	527,989
Related Party Loans
In the normal course of its business, Peoples Bank has granted loans to certain directors and officers of Peoples, including their affiliates, families and entities in which they are principal owners. At December 31, 2025, no related party loan was past due 90 or more days or on nonaccrual status. Activity in related party loans is presented in the table below. Other changes primarily consist of changes in related party status, and the addition and exit of directors during the year, as applicable.

(Dollars in thousands)
Balance, December 31, 2024	$2,534
New loans and disbursements	2,679
Repayments	(1,739)
Other changes	(132)
Balance, December 31, 2025	$3,342
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
The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2025:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$81,441	$98,488	$99,069	$918	6,618	$8,720	$—	$512	$295,254
Substandard	—	3,092	1,113	1,482	—	—	—	—	5,687
Total	81,441	101,580	100,182	2,400	6,618	8,720	—	512	300,941
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	330,087	164,537	345,618	378,500	310,160	670,053	44,947	1,794	2,243,902
Special mention	83	22,415	2,580	1,696	4,460	13,067	133	—	44,434
Substandard	—	8,042	1,188	15,727	17,170	32,945	549	87	75,621
Doubtful	—	—	—	—	—	10	—	—	10
Total	330,170	194,994	349,386	395,923	331,790	716,075	45,629	1,881	2,363,967
Current period gross charge-offs	—	—	—	174	—	121			295
Commercial and industrial
Pass	381,903	230,861	115,712	95,158	92,556	290,243	248,204	7,621	1,454,637
Special mention	45	3,117	2,653	847	981	4,885	30,001	2,292	42,529
Substandard	130	251	263	8,745	12,196	6,407	10,562	5,423	38,554
Doubtful	—	—	—	—	—	35	—	—	35
Total	382,078	234,229	118,628	104,750	105,733	301,570	288,767	15,336	1,535,755
Current period gross charge-offs	—	19	161	202	202	1,167			1,751
Premium finance
Pass	248,710	3,649	143	—	—	—	—	—	252,502
Substandard	—	520	53	—	—	—	—	—	573
Total	248,710	4,169	196	—	—	—	—	—	253,075
Current period gross charge-offs	31	192	229	30	—	—			482
Leases
Pass	145,052	94,499	72,336	27,742	9,768	3,161	—	—	352,558
Special mention	480	739	774	402	21	—	—	—	2,416
Substandard	228	1,001	3,386	785	334	—	—	—	5,734
Doubtful	48	1,406	2,249	864	374	—	—	—	4,941
Total	145,808	97,645	78,745	29,793	10,497	3,161	—	—	365,649
Current period gross charge-offs	204	4,240	8,297	6,717	1,450	496			21,404
Residential real estate
Pass	104,910	66,847	56,842	77,533	117,758	426,547	—	—	850,437
Substandard	183	501	1,540	663	924	7,378	—	—	11,189
Loss	—	—	—	—	—	96	—	—	96
Total	105,093	67,348	58,382	78,196	118,682	434,021	—	—	861,722
Current period gross charge-offs	—	—	27	8	39	199			273
Home equity lines of credit
Pass	54,398	51,042	32,052	34,382	24,293	56,416	21	3,560	252,604
Substandard	—	—	312	285	89	559	—	—	1,245
Loss	—	—	—	5	—	10	—	—	15
Total	54,398	51,042	32,364	34,672	24,382	56,985	21	3,560	253,864
Current period gross charge-offs	—	—	36	—	—	5			41
Consumer, indirect
Pass	292,512	164,565	108,928	84,987	27,026	19,049	—	—	697,067
Substandard	655	648	708	667	412	305	—	—	3,395
Loss	37	15	19	6	7	36	—	—	120
Total	293,204	165,228	109,655	85,660	27,445	19,390	—	—	700,582
Current period gross charge-offs	1,128	2,030	1,948	1,121	350	147			6,724
Consumer, direct
Pass	60,248	24,070	15,182	11,889	4,516	4,000	—	—	119,905
Substandard	43	57	171	71	1	41	—	—	384
Loss	—	1	10	6	1	31	—	—	49
Total	60,291	24,128	15,363	11,966	4,518	4,072	—	—	120,338
Current period gross charge-offs	344	143	98	75	19	23			702
Deposit account overdrafts	1,014	—	—	—	—	—	—	—	1,014
Current period gross charge-offs	1,149	—	—	—	—	—			1,149
Total loans, at amortized cost	$1,702,207	$940,363	$862,901	$743,360	$629,665	$1,543,994	$334,417	$21,289	$6,756,907
Total current period gross charge-offs	$2,856	$6,624	$10,796	$8,327	$2,060	$2,158			$32,821

The following tables summarize the risk category of Peoples’ loan portfolio based upon the then most recent analysis performed at December 31, 2024:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$69,862	$162,605	$47,133	$30,592	$1,845	$13,540	$—	$—	$325,577
Special mention	—	—	—	—	—	115	—	—	115
Substandard	—	1,161	1,535	—	—	—	—	—	2,696
Total	69,862	163,766	48,668	30,592	1,845	13,655	—	—	328,388
Current period gross charge-offs	—	—	—	—	—	—			—
Commercial real estate, other
Pass	130,971	219,105	366,256	337,905	201,367	751,415	41,122	—	2,048,141
Special mention	271	2,923	11,876	7,197	5,107	10,689	288	—	38,351
Substandard	145	1,073	2,460	18,851	9,234	37,136	612	—	69,511
Doubtful	—	—	—	—	—	10	—	—	10
Total	131,387	223,101	380,592	363,953	215,708	799,250	42,022	—	2,156,013
Current period gross charge-offs	—	—	376	—	—	55			431
Commercial and industrial
Pass	311,631	202,929	134,558	148,288	66,102	152,143	229,821	4,779	1,245,472
Special mention	779	9,019	10,886	4,449	12,049	13,537	19,465	—	70,184
Substandard	200	99	4,791	11,429	3,850	4,430	5,045	49	29,844
Doubtful	—	—	1,987	—	—	158	—	—	2,145
Total	312,610	212,047	152,222	164,166	82,001	170,268	254,331	4,828	1,347,645
Current period gross charge-offs	—	14	—	17	105	532			668
Premium finance
Pass	265,504	3,837	94	—	—	—	—	—	269,435
Total	265,504	3,837	94	—	—	—	—	—	269,435
Current period gross charge-offs	67	109	33	—	—	—			209
Leases
Pass	175,449	125,664	61,064	24,181	4,661	2,153	—	—	393,172
Special mention	791	1,529	1,140	365	5	—	—	—	3,830
Substandard	351	2,108	1,777	193	8	—	—	—	4,437
Doubtful	170	2,127	1,859	624	110	269	—	—	5,159
Total	176,761	131,428	65,840	25,363	4,784	2,422	—	—	406,598
Current period gross charge-offs	1,315	5,623	5,421	2,308	301	138			15,106
Residential real estate
Pass	77,130	66,712	85,045	128,359	52,090	414,574	—	—	823,910
Substandard	321	1,088	161	980	306	8,087	—	—	10,943
Loss	—	4	—	—	—	244	—	—	248
Total	77,451	67,804	85,206	129,339	52,396	422,905	—	—	835,101
Current period gross charge-offs	—	—	46	5	—	237			288
Home equity lines of credit
Pass	54,724	37,417	37,752	27,430	16,583	57,303	24	731	231,233
Substandard	—	138	163	16	34	1,069	—	—	1,420
Loss	—	—	—	—	—	8	—	—	8
Total	54,724	37,555	37,915	27,446	16,617	58,380	24	731	232,661
Current period gross charge-offs	—	—	—	—	—	11			11
Consumer, indirect
Pass	239,584	176,115	148,210	56,846	30,231	16,129	—	—	667,115
Substandard	269	557	681	618	312	251	—	—	2,688
Loss	14	—	16	14	—	10	—	—	54
Total	239,867	176,672	148,907	57,478	30,543	16,390	—	—	669,857
Current period gross charge-offs	497	2,207	1,880	691	141	763			6,179
Consumer, direct
Pass	45,978	25,605	21,544	9,614	4,180	3,884	—	—	110,805
Substandard	18	65	46	29	4	73	—	—	235
Loss	—	4	—	—	—	8	—	—	12
Total	45,996	25,674	21,590	9,643	4,184	3,965	—	—	111,052
Current period gross charge-offs	2	154	212	51	12	247			678
Deposit account overdrafts	1,253	—	—	—	—	—	—	—	1,253
Current period gross charge-offs	1,542	—	—	—	—	—			1,542
Total loans, at amortized cost	$1,375,415	$1,041,884	$941,034	$807,980	$408,078	$1,487,235	$296,377	$5,559	$6,358,003
Total current period gross charge-offs	$3,423	$8,107	$7,968	$3,072	$559	$1,983			$25,112
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
•Leases are secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples’ amortized cost of collateral dependent loans as of December 31:

(Dollars in thousands)	2025	2024
Commercial real estate, other	$687	$2,764
Commercial and industrial	4,666	959
Leases	2,385	652
Total collateral dependent loans	$7,738	$4,375
The increase in collateral dependent loans at December 31, 2025, compared to at December 31, 2024, was primarily due to one large commercial and industrial loan totaling $4.3 million.
Modifications for Borrowers Experiencing Financial Difficulty
As part of Peoples’ loss mitigation activities, Peoples may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. The most common modifications to the contractual terms of a loan to a borrower experiencing financial difficulty include an extension of the maturity date and a temporary period of interest-only payments.
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

The following table displays the amortized cost of loans that were restructured during the twelve months ended as of December 31, 2025 and December 31, 2024, presented by loan classification.

During the Twelve Months Ended December 31, 2025(a)
(Dollars in thousands)	Payment Deferral	Term Extension	Principal Forgiveness	Payment Delay and Term Extension	Total	Percentage of Total by Loan Category(b) (c)
Commercial real estate	—	3,076	—	—	3,076	0.13%
Commercial and industrial	—	8,845	—	—	8,845	0.58%
Leases	262	82	25	—	369	0.10%
Residential real estate	—	188	—	—	188	0.02%
Home equity lines of credit	—	98	—	—	98	0.04%
Total	$262	$12,289	$25	$—	$12,576	0.19%

During the Twelve Months Ended December 31, 2024(a)
(Dollars in thousands)	Payment Deferral	Term Extension	Principal Forgiveness	Payment Delay and Term Extension	Total	Percentage of Total by Loan Category(b) (c)
Commercial real estate	$—	$1,021	$—	$—	$1,021	0.05%
Commercial and industrial	—	8,089	—	—	8,089	0.60%
Leases	189	652	—	1,247	2,088	0.51%
Residential real estate	—	88	—	—	88	0.01%
Home equity lines of credit	—	162	—	—	162	0.07%
Consumer, indirect	13	—	—	—	13	—%
Total	$202	$10,012	$—	$1,247	$11,461	0.18%
(a) Amounts in the table exclude loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(b) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(c) Each percentage displayed as --% is considered not meaningful.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to loans during the twelve months ended as of December 31, 2025, and December 31, 2024, presented by loan classification.

During the Twelve Months Ended December 31, 2025
(Dollars in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate	4
Commercial and industrial	7
Leases	21
Residential real estate	172
Home equity lines of credit	176

During the Twelve Months Ended December 31, 2024
(Dollars in thousands)	Weighted-Average Term Extension (in months)
Commercial real estate	6
Commercial and industrial	7
Leases	26
Residential real estate	1
Home equity lines of credit	89
Consumer, indirect	13
The following table displays the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that defaulted in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification through December 31, 2025, and December 31, 2024, respectively.

For the Twelve Months Ended December 31, 2025
(Dollars in thousands)	Term Extension	Payment Deferral	Payment Delay and Term Extension	Total
Commercial and industrial	$4,313	$—	$—	$4,313
Leases	106	—	—	106
Total loans that subsequently defaulted(a)	$4,419	$—	$—	$4,419

During the Twelve Months Ended December 31, 2024
(Dollars in thousands)	Term Extension	Payment Deferral	Payment Delay and Term Extension	Total
Leases	—	—	26	26
Residential real estate	72	—	—	72
Consumer, indirect	—	13	—	13
Total loans that subsequently defaulted(a)	$72	$13	$26	$111
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.

The following table displays an aging analysis of loans that were modified during the 12 months prior to the period displayed, presented by classification and class of financing receivable.

As of December 31, 2025(a)
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	479	2,047	—	2,526	550	3,076
Commercial and industrial	839	774	4,313	5,926	2,919	8,845
Leases	58	45	106	209	160	369
Residential real estate	—	—	—	—	188	188
Home equity lines of credit	—	—	—	—	98	98
Total loans modified(b)	$1,376	$2,866	$4,419	$8,661	$3,915	$12,576

As of December 31, 2024(a)
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate	—	—	—	—	1,021	1,021
Commercial and industrial	125	18	—	143	7,946	8,089
Leases	143	652	26	821	1,267	2,088
Residential real estate	39	—	33	72	16	88
Home equity lines of credit	—	—	—	—	162	162
Consumer, indirect	—	—	13	13	—	13
Total loans modified(b)	$307	$670	$72	$1,049	$10,412	$11,461
(a) Amounts in table exclude loans that were paid off or otherwise no longer included in the loan portfolio as of period end.                    (b) Represents the amortized cost basis as of period end.
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
Changes in the allowance for credit losses for 2025 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2025
Construction	$878	$488	$—	$25	$1,391
Commercial real estate, other	16,256	3,701	(295)	64	19,726
Commercial and industrial	13,283	7,220	(1,751)	52	18,804
Premium finance	662	556	(482)	13	749
Leases	12,893	23,672	(21,404)	1,314	16,475
Residential real estate	6,491	(98)	(273)	175	6,295
Home equity lines of credit	1,792	183	(41)	—	1,934
Consumer, indirect	8,576	4,392	(6,724)	1,462	7,706
Consumer, direct	2,396	720	(702)	71	2,485
Deposit account overdrafts	121	847	(1,149)	292	111
Total	$63,348	$41,681	$(32,821)	$3,468	$75,676
(a) Amount does not include the provision for unfunded commitment liability.

Changes in the allowance for credit losses for 2024 are summarized below:

(Dollars in thousands)	Beginning Balance, January 1, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, December 31, 2024
Construction	$699	$179	$—	$—	878
Commercial real estate, other	20,915	(4,355)	(431)	127	16,256
Commercial and industrial	10,490	3,403	(668)	58	13,283
Premium finance	484	359	(209)	28	662
Leases	10,850	16,621	(15,106)	528	12,893
Residential real estate	5,937	588	(288)	254	6,491
Home equity lines of credit	1,588	208	(11)	7	1,792
Consumer, indirect	8,590	5,613	(6,179)	552	8,576
Consumer, direct	2,343	681	(678)	50	2,396
Deposit account overdrafts	115	1,263	(1,542)	285	121
Total	$62,011	$24,560	$(25,112)	$1,889	$63,348
(a) Amount does not include the provision for unfunded commitment liability.
During 2025, Peoples recorded a total provision for credit losses of $41.7 million, which was a result of higher net charge-offs as well as the changes in the allowance for credit losses described below. The increase in net charge-offs was primarily driven by leases originated by North Star Leasing which totaled $20.0 million for the full year. The increase in the allowance for credit losses at December 31, 2025, when compared to at December 31, 2024, was primarily due to (i) loan growth, (ii) deterioration in the economic forecasts used within the CECL model, (iii) a periodic refresh in loss drivers utilized within the CECL model, (iv) an increase in reserves for leases originated by the North Star Leasing division, and (v) an increase in individually analyzed loans and leases.
At December 31, 2025, Peoples had recorded an unfunded commitment liability of $2.5 million, an increase compared to the $2.0 million that was recorded at December 31, 2024. The allowance for unfunded commitments (also referred to as “unfunded commitment liability”) is presented in the “Accrued expenses and other liabilities” line of the Consolidated Balance Sheets. For 2025, Peoples recorded a provision for credit losses on unfunded commitments of $0.5 million, compared to $0.2 million for 2024. The change in the allowance for unfunded commitments is reflected in the “Provision for credit losses” line of the Consolidated Statements of Income.

Note 5 Bank Premises and Equipment

The major categories of bank premises and equipment, net of accumulated depreciation, at December 31 were as follows:

(Dollars in thousands)	2025	2024
Land	$22,834	$23,066
Building and premises	129,292	125,792
Furniture, fixtures and equipment	47,519	45,884
Total bank premises and equipment	199,645	194,742
Accumulated depreciation	(99,137)	(91,073)
Net book value	$100,508	$103,669
Peoples depreciates its building and premises, and its furniture, fixtures and equipment over estimated useful lives generally ranging from five to 40 years and two to ten years, respectively. Depreciation expense was $8.6 million in 2025 and $8.6 million in 2024.
Note 6 Leases

Lessor Arrangements
Peoples began originating leases with the acquisition of leases from NSL and increased its portfolio with the acquisition of Vantage. The leases for NSL are generally classified as sales-type leases, as the leases are structured with a dollar buyout, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases for Vantage are generally classified as sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Vantage also originates operating leases, which are generally structured over a shorter term and do not meet the criteria of a sales-type lease. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to healthcare, manufacturing, office, restaurant, information technology, general warehousing, storage equipment, vocational trucks and trailers, and other equipment. Leases structured with a fair market value buyout include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Certain leases contain renewal options, which are not included in the lease term or lease receivable, as they are not considered by Peoples to be reasonable certain as they are at the discretion of the lessee. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life. Operating leases assets are assessed for impairment consistent with Peoples’ fixed assets.
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
Lease income noted in the table below includes (i) operating lease income, (ii) month-to-month lease payments in excess of net investment in the lease, (iii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, and (vi) syndication income. Income on operating leases is recognized on a straight-line basis over the lease term. Additional information regarding Peoples’ sales-type leases can be found in “Note 4 Loans and Leases, and Allowance for Credit Losses.”
The table below details Peoples’ lease income for the years ended December 31, 2025, and 2024:

(Dollars in thousands)	2025	2024
Interest and fees on leases (a)	$39,668	$47,498
Lease income	15,612	10,480
Total lease income	$55,280	$57,978
(a) Included in “Interest and fees on loans” on the Consolidated Statements of Income. For additional information, see “Note 4 Loans and Leases, and Allowance for Credit Losses.”

The following table summarizes the net investments in sales-type leases, which are included in “Loans and leases, net of deferred costs” on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2025	2024
Lease payments receivable, at amortized cost	$393,089	$448,027
Estimated residual values	33,125	33,129
Initial direct costs	5,535	7,148
Deferred revenue	(66,100)	(81,706)
Total leases, at amortized cost	365,649	406,598
Allowance for credit losses - leases	(16,475)	(12,893)
Net investment in sales-type leases	$349,174	$393,705
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
2026	$100,104
2027	75,704
2028	91,153
2029	58,651
2030	51,060
Thereafter	16,417
Lease payments receivable, at amortized cost	$393,089
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At December 31, 2025, Peoples did not have any finance leases or any significant sublessor agreements. Right of Use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement or remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets exclude nonlease components. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term. Peoples does not record ROU assets or lease liabilities for such leases.
The table below details Peoples’ lease expense, which is included in “Net occupancy and equipment expense” in the Consolidated Statements of Income for the years ended December 31:

(Dollars in thousands)	2025	2024
Operating lease expense	$2,595	$2,945
Short-term lease expense	1,479	1,173
Variable lease expense	39	89
Total lease expense	$4,113	$4,207
Lease payments are discounted using Peoples’ incremental borrowing rate, consistent with what Peoples would pay to borrow on a collateralized basis over a term similar to each lease.

The following table details the ROU asset, the lease liability and other information related to Peoples’ operating leases on the Consolidated Balance Sheets at December 31:

(Dollars in thousands)	2025	2024
ROU asset:
Other assets	$9,340	$10,419
Lease liability:
Accrued expenses and other liabilities	$9,912	$10,968
Other information:
Weighted-average remaining lease term	8.7 years	9.0 years
Weighted-average discount rate	4.16%	4.11%
Cash paid during the year for operating leases	$2,552	$2,876
Additions for ROU assets obtained during the year	$1,333	$1,660
The following table summarizes the future lease payments of operating leases:

(Dollars in thousands)	Payments
2026	$2,413
2027	2,146
2028	1,625
2029	1,173
2030	671
Thereafter	3,937
Total undiscounted lease payments	$11,965
Imputed interest	(2,053)
Total lease liability	$9,912
Note 7 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill for the years ended December 31:

(Dollars in thousands)	2025	2024
Goodwill, beginning of year	$363,199	$362,169
Goodwill recorded from acquisitions	—	1,030
Goodwill, end of year	$363,199	$363,199
Peoples performed a qualitative assessment of goodwill as of October 1, 2025, and management concluded that it was not more-likely-than-not that the fair value of Peoples’ single reporting unity is below its respective carrying value as of December 31, 2025.
On September 30, 2024, Peoples acquired an insurance business, for which Peoples recorded $0.2 million in goodwill in 2024. On October 31, 2024, Peoples acquired an insurance business, for which $0.8 million in goodwill was recorded in 2024.

Other intangible assets
Other intangible assets were comprised of the following at December 31:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Intangibles recorded from acquisitions	—	—	—	—
Accumulated amortization	(36,154)	(29,846)	—	(66,000)
Total acquisition-related intangibles	$18,032	$8,624	$2,491	$29,147
Servicing rights				957
Non-compete agreements (a)				16
Total other intangibles				$30,120
2024
Gross intangibles	$54,186	$37,920	$2,491	$94,597
Intangibles recorded from acquisitions	—	550	—	550
Accumulated amortization	(31,545)	(25,723)	—	(57,268)
Total acquisition-related intangibles	$22,641	$12,747	$2,491	$37,879
Servicing rights				1,216
Non-compete agreements (a)				128
Total other intangibles				$39,223
(a) Non-compete agreements were recognized due to acquisitions.

Peoples performed a qualitative impairment assessment of other intangible assets and concluded there was no indication of impairment in the recorded value of other intangible assets as of October 1, 2025.
Other intangible assets recorded from the above-mentioned acquisitions in 2024 consisted of $0.6 million of customer relationship intangibles related to the insurance acquisition in October 2024.
The following table details estimated aggregate future amortization of other intangible assets at December 31, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
2026	$3,736	$3,036	$16	$6,788
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
2030	2,189	514	—	2,703
Thereafter	4,097	453	—	4,550
Total	$18,032	$8,624	$16	$26,672

The weighted average amortization period of other intangibles is 6.8 years.
The following is an analysis of activity of servicing rights for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Balance, beginning of year	$1,216	$1,385	$1,816
Amortization	(324)	(349)	(457)
Servicing rights originated	65	180	27
Change in valuation allowance	—	—	(1)
Balance, end of year	$957	$1,216	$1,385
The following is the breakdown of the discount rates and prepayment speeds of servicing rights for the years ended December 31:

	2025		2024
	Minimum	Maximum	Minimum	Maximum
Discount rates	11.8%	14.3%	12.5%	15.0%
Prepayment speeds	7.5%	18.4%	9.4%	16.0%
The fair value of servicing rights was $2.8 million at December 31, 2025, and $3.0 million at December 31, 2024.
Note 8 Deposits

Peoples’ deposit balances were comprised of the following at December 31:

(Dollars in thousands)	2025	2024
Retail CDs:
$100 or more	$1,143,787	$1,092,261
Less than $100	840,004	829,154
Total retail CDs	1,983,791	1,921,415
Interest-bearing deposit accounts	1,092,252	1,085,152
Savings accounts	887,402	866,959
Money market deposit accounts	945,313	878,254
Governmental deposit accounts	739,939	775,782
Brokered deposit accounts	416,099	554,982
Total interest-bearing deposits	6,064,796	6,082,544
Non-interest-bearing deposits	1,545,428	1,507,661
Total deposits	$7,610,224	$7,590,205
Uninsured deposits were $2.0 billion at December 31, 2025, and 2024. Uninsured amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC insurance limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered over $615.6 million of the uninsured deposit balances at December 31, 2025.
Uninsured time deposits are broken out below by time remaining until maturity at December 31:

(Dollars in thousands)	2025	2024
3 months or less	$152,991	$180,405
Over 3 to 6 months	170,299	127,329
Over 6 to 12 months	83,387	91,197
Over 12 months	35,897	18,044
Total	$442,574	$416,975

As of December 31, 2025, the contractual maturities of CDs for each of the next five years and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
2026	$1,841,398	$259,084	$2,100,482
2027	126,418	87,244	213,662
2028	7,578	23,938	31,516
2029	4,904	45,833	50,737
2030	3,490	—	3,490
Thereafter	3	—	3
Total CDs	$1,983,791	$416,099	$2,399,890
Deposits from related parties were $24.9 million and $19.3 million at December 31, 2025, and 2024, respectively.
At December 31, 2025, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples’ interest rate swaps can be found in “Note 15 Derivative Financial Instruments.”
Note 9 Short-Term Borrowings

Peoples utilizes various short-term borrowings as sources of funds, which are summarized as follows at December 31:

(Dollars in thousands)	Retail Repurchase Agreements	FHLB Advances	Other	Total
2025
Ending balance	$20,277	$365,000	$145,008	$530,285
Average balance	20,551	128,156	98,116	246,823
Highest month-end balance	27,293	445,000	336,351	530,285
Interest expense	$451	$5,580	$4,111	$10,142
Interest rate at end of year	1.92%	3.80%	3.65%	3.67%
Weighted average interest rate during the year	2.19%	4.35%	4.19%	4.11%
2024
Ending balance	$18,367	$175,000	$107	$193,474
Average balance	44,036	121,739	135,531	301,306
Highest month-end balance	101,073	348,000	213,045	612,073
Interest expense	$1,065	$6,675	$7,805	$15,545
Interest rate at end of year	2.76%	4.45%	1.40%	4.29%
Weighted average interest rate during the year	2.42%	5.48%	5.76%	5.16%
2023
Ending balance	$99,121	$369,000	$182,376	$650,497
Average balance	102,530	353,532	41,970	498,032
Highest month-end balance	125,937	484,000	133,000	585,439
Interest expense	$1,349	$18,058	$528	$19,935
Interest rate at end of year	1.54%	5.41%	4.85%	4.66%
Weighted average interest rate during the year	1.32%	5.11%	4.93%	4.00%
Peoples’ retail Repurchase Agreements consist of overnight agreements with Peoples’ commercial customers and serve as a cash management tool.

The FHLB advances consist of overnight borrowings, 90-day advances used to fund interest rate swaps, other advances with an original maturity of one year or less, and the current portion of long-term advances due in less than one year. These advances, along with the long-term advances disclosed in “Note 10 Long-Term Borrowings,” are collateralized by one-to-four family and multifamily residential mortgages, commercial real estate, home equity lines of credit, and investment securities. Peoples’ borrowing capacity with the FHLB is based on the amount of collateral pledged and the amount of FHLB common stock owned. None of Peoples’ FHLB short-term advances, with the exception of overnight borrowings, matured in 2025 and 2024.
Other short-term borrowings consisted primarily of federal funds purchased and advances from the Federal Reserve Discount Window, a Bank Term Funding Program (“BTFP”) loan, as well as ICS one-way buy borrowings. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to 90 days. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates. The Federal Reserve Discount Window provides credit facilities to financial institutions, which are designed to ensure adequate liquidity by providing a source of short-term funds. Federal Reserve Discount Window advances are typically overnight and must be secured by collateral acceptable to the FRB. At December 31, 2025, Peoples had available Federal Reserve Discount Window credit of $488.0 million. As of the date of Peoples’ borrowing, the interest rate for term advances was the one-year overnight index swap rate plus 10 basis points. Peoples paid off its BTFP loan in the fourth quarter of 2024.
As of April 3, 2019, Peoples entered into a loan agreement (the “U.S. Bank Loan Agreement”) with U.S. Bank National Association. The U.S. Bank Loan Agreement initially had a one-year term, which has subsequently been renewed, most recently as of March 28, 2025 for an additional year, and currently provides Peoples with a revolving line of credit in the maximum aggregate principal amount of $30.0 million that may be used: (i) for working capital purposes; (ii) to finance dividends or other distributions (other than stock dividends and stock splits) on or in respect of Peoples’ capital stock and redemptions, repurchases or other acquisitions of any of Peoples’ capital stock permitted under the U.S. Bank Loan Agreement and (iii) to finance acquisitions permitted under the U.S. Bank Loan Agreement.
The U.S. Bank Loan Agreement is unsecured, and contains certain restrictive financial covenants. The financial covenants are applicable to Peoples and its subsidiaries, and are usual and customary for comparable transactions.
As of December 31, 2025, Peoples was in compliance with the applicable covenants imposed by the U.S. Bank Loan Agreement, as amended by the Seventh Amendment to the U.S. Bank Loan Agreement. The U.S. Bank Loan Agreement matures on March 30, 2026. Peoples is in the process of renewing this facility and expects that it will be renewed prior to its expiration.
Note 10 Long-Term Borrowings

Long-term borrowings consisted of the following at December 31:

	2025		2024
(Dollars in thousands)	Balance	Weighted- Average Interest Rate	Balance	Weighted-Average Interest Rate
FHLB putable, non-amortizing, fixed rate advances	$130,000	4.04%	$130,000	4.04%
FHLB amortizing, fixed rate advances	1,106	1.91%	1,868	1.85%
Vantage non-recourse borrowings	41,386	7.27%	51,330	6.96%
Other long-term borrowings	31,646	6.24%	54,875	7.76%
Long-term borrowings (a)	$204,138		$238,073
(a) The weighted-average interest rate on total long-term borrowings at December 31, 2025 and at December 31, 2024 was 5.02% and 5.51%, respectively.
Peoples continually evaluates its overall balance sheet position given the interest rate environment. During 2025, Peoples did not borrow any additional non-callable FHLB advances. During 2024, Peoples borrowed one additional non-callable FHLB advance for $20.0 million, with a fixed interest rate of 4.36%. At December 31, 2025, outstanding long-term FHLB non-amortizing advances, which have interest rates ranging from 2.17% to 4.59%, mature between 2026 and 2028. Outstanding long-term FHLB amortizing, fixed rate advances, which have interest rates ranging from 1.25% to 3.83%, mature between 2026 and 2031.
The FHLB putable, non-amortizing, fixed rate advances have remaining maturities ranging from 1 to 2 years that may be repaid prior to maturity, subject to the payment of termination fees. The FHLB has the option, at its sole discretion, to terminate each advance after the initial fixed rate period of three months, requiring full repayment of the advance by Peoples, prior to the stated maturity. If an advance is terminated prior to maturity, the FHLB will offer Peoples replacement funding at the then-prevailing rate on an advance product then offered by the FHLB, subject to normal FHLB credit and collateral requirements. These advances require monthly interest payments, with no repayment of principal until the earlier of either an option to terminate being exercised by the FHLB or the stated maturity.

The FHLB amortizing, fixed rate advances require monthly principal and interest payments, with some having a constant prepayment rate requiring an additional principal payment annually. These advances are not eligible for optional prepayment prior to maturity. Long-term FHLB advances are collateralized by assets owned by Peoples.
Non-recourse borrowings are used by Vantage to fund leases. The Vantage non-recourse borrowings have fixed interest rates ranging from 3.47% to 10.18% with various maturities, the latest being in 2031. Payments received from customers on non-recourse leases are used to fund repayment of these borrowings. In the event of default, the non-recourse borrowing is forgiven.
Other long-term borrowings include trust preferred securities held for investments and floating rate subordinated deferrable interest debentures assumed from three prior acquisitions. On March 6, 2015, Peoples completed its acquisition of NB&T Financial Group, Inc., which included a trust preferred security due in 2037 with a $9.0 million par value and a $6.6 million fair value at acquisition. As of December 31, 2025, this trust preferred security had a carrying value of $8.3 million with an interest rate of 5.50%, inclusive of the impact of fair value adjustments. On September 17, 2021, Peoples completed the Premier Merger, which included a trust preferred security due in 2034 with a $6.2 million par value and a $6.1 million fair value at acquisition. As of December 31, 2025, this trust preferred security had a carrying value of $5.9 million and an interest rate of 7.07%, inclusive of the impact of fair value adjustments. On April 30, 2023, Peoples completed the Limestone Merger, which included four trust preferred securities and subordinated debentures. The details of the securities at the time of the Limestone Merger, their current carry values, and current interest rates are included in the table below, inclusive of the impact of fair value adjustments. These trust preferred securities are considered tier 1 (with certain limitations applicable) under current regulatory guidelines. During the fourth quarter of 2025, Peoples redeemed early a $25.0 million tranche of subordinated debt acquired in the Limestone Merger, which resulted in a loss of $0.8 million.

(Dollars in thousands)		April 30, 2023		December 31, 2025
Description	Maturity Year	Par Value	Fair Value	Carrying Value	Interest Rate
Ascencia Statutory Trust I	2034	3,000	2,430	2,611	6.82%
Porter Statutory Trust II	2034	5,000	4,050	4,352	6.82%
Porter Statutory Trust III	2034	3,000	2,410	2,598	6.76%
Porter Statutory Trust IV	2037	10,000	6,886	7,877	5.72%
Total		21,000	15,776	17,438
At December 31, 2025, the aggregate principal amounts due upon maturity of long-term borrowings in future periods were as follows:

(Dollars in thousands)	Balance
2026	$54,595
2027	4,936
2028	88,876
2029	14,754
2030	9,223
Thereafter	36,108
Total long-term borrowings	$208,492

Note 11 Stockholders’ Equity

The following table details the activity in Peoples’ common stock and treasury stock during the years ended December 31:

	Common Stock	Treasury Stock
Shares at December 31, 2022	29,857,920	1,643,461
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(259,648)
Release of restricted common shares	—	43,087
Cancellation of restricted common shares	—	16,778
Grant of unrestricted common shares	—	(1,900)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	21,042
Disbursed out of treasury stock	—	(4,368)
Common shares purchased under repurchase program	—	107,219
Common shares issued under dividend reinvestment plan	50,453	—
Common shares issued under compensation plan for Boards of Directors	—	(19,931)
Common shares issued under employee stock purchase plan	—	(34,392)
Issuance of common shares related to the Limestone Merger	6,827,668	—
Shares at December 31, 2023	36,736,041	1,511,348
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(313,403)
Release of restricted common shares	—	30,486
Cancellation of restricted common shares	—	39,408
Grant of unrestricted common shares	—	(1,700)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	14,945
Disbursed out of treasury stock	—	(12,833)
Common shares repurchased under repurchase program	—	100,905
Common shares issued under dividend reinvestment plan	46,560	—
Common shares issued under compensation plan for Boards of Directors	—	(16,220)
Common shares issued under employee stock purchase plan	—	(41,761)
Shares at December 31, 2024	36,782,601	1,311,175
Changes related to stock-based compensation awards:
Grant of restricted common shares	—	(214,123)
Release of restricted common shares	—	63,840
Cancellation of restricted common shares	—	75,779
Grant of unrestricted common shares		(2,700)
Changes related to deferred compensation plan for Boards of Directors:
Purchase of treasury stock	—	14,061
Disbursed out of treasury stock	—	(13,564)
Common shares repurchased under repurchase program	—	30,692
Common shares issued under dividend reinvestment plan	54,342	—
Common shares issued under compensation plan for Boards of Directors	—	(16,920)
Common shares issued under employee stock purchase plan	—	(33,120)
Shares at December 31, 2025	36,836,943	1,215,120
On January 28, 2021, Peoples’ Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples’ outstanding common shares. Peoples purchased an aggregate of 30,692, 100,905, and 107,219 of Peoples’ outstanding common shares totaling $0.8 million, $3.0 million, and $3.0 million during 2025, 2024, and 2023, respectively.
Under its Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as determined by Peoples’ Board of Directors. At December 31, 2025, and 2024, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share for the year ended December 31:

	2025	2024
First Quarter	$0.40	$0.39
Second Quarter	0.41	0.40
Third Quarter	0.41	0.40
Fourth Quarter	0.41	0.40
Total dividends declared	$1.63	$1.59
Accumulated Other Comprehensive Income (Loss)
The following details the change in the components of Peoples’ accumulated other comprehensive income (loss) for the years ended December 31:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Unrecognized Net Pension and Postretirement Costs	Unrealized (Loss) Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(129,896)	$(1,633)	$4,393	$(127,136)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	2,836	—	—	2,836
Realized loss due to settlement and curtailment, net of tax	—	1,858	—	1,858
Other comprehensive income (loss), net of reclassifications and tax	22,838	(225)	(1,761)	20,852
Balance, December 31, 2023	$(104,222)	$—	$2,632	$(101,590)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	319	—	—	319
Realized loss due to settlement and curtailment, net of tax	—	—	—	—
Other comprehensive (loss) income, net of reclassifications and tax	(7,926)	—	(1,188)	(9,114)
Balance, December 31, 2024	$(111,829)	$—	$1,444	$(110,385)
Reclassification adjustments to net income:
Realized loss on sale of securities, net of tax	2,039	—	—	2,039
Realized loss due to settlement and curtailment, net of tax	—	—	—	—
Other comprehensive income (loss), net of reclassifications and tax	38,771	—	(1,053)	37,718
Balance, December 31, 2025	$(71,019)	$—	$391	$(70,628)

Note 12 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred or Roth basis. Since January 1, 2021, Peoples has matched 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $5.9 million in 2025, $5.8 million in 2024 and $5.4 million in 2023.
Note 13 Income Taxes

The reported income tax expense and effective tax rate in the Consolidated Statements of Income differ from the amounts computed by applying the statutory federal corporate income tax rate as follows for the years ended December 31:

	2025		2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income tax computed at statutory federal corporate income tax rate	$28,310	21.0%	$31,387	21.0%	$30,476	21.0%
Differences in rate resulting from:
State taxes, net of federal benefit (a)	1,694	1.3%	3,286	2.2%	3,053	2.1%
Amortization and recognition of tax credits	(1,279)	(0.9)%	(601)	(0.4)%	(352)	(0.2)%
Nontaxable or nondeductible items:
Nondeductible acquisition costs	—	—%	—	—%	168	0.1%
Common share awards	(149)	(0.1)%	(22)	—%	(99)	(0.1)%
Bank owned life insurance	(958)	(0.7)%	(885)	(0.6)%	(872)	(0.6)%
Captive insurance benefit	—	—%	—	—%	(330)	(0.2)%
Tax-exempt interest income	(281)	(0.2)%	(258)	(0.2)%	(555)	(0.4)%
Changes in unrecognized tax benefits	(88)	(0.1)%	45	—%	438	0.3%
Other, net	782	0.5%	(693)	(0.4)%	(164)	(0.1)%
Income tax expense	$28,031	20.8%	$32,259	21.6%	$31,763	21.9%
(a) State taxes in West Virginia and Kentucky make up the majority (greater than 50 percent) of the tax effect in this category.
Peoples’ reported income tax expense consisted of the following for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Current income tax expense	$29,238	$25,286	$32,001
Deferred income tax (benefit) expense	(1,207)	6,973	(238)
Income tax expense	$28,031	$32,259	$31,763

The significant components of Peoples’ deferred tax assets and deferred tax liabilities consisted of the following at December 31:

(Dollars in thousands)	2025	2024
Deferred tax assets:
Available-for-sale securities	$21,594	$33,996
Allowance for credit losses	18,077	15,035
Nonaccrual loan interest income	1,221	1,312
Accrued employee benefits	8,769	7,472
Lease obligation	2,292	2,523
Net operating loss carryforward	5,709	8,393
Other	788	1,837
Gross deferred tax assets	$58,450	$70,568
Valuation allowance	$158	$158
Total deferred tax assets	$58,292	$70,410
Deferred tax liabilities:
Equipment leases	$10,235	$11,790
Deferred loan income	1,493	2,015
Purchase accounting adjustments	5,895	3,219
Bank premises and equipment	6,013	5,283
Lease right-of-use assets	2,160	2,397
Derivative instruments	121	416
Other	297	2,312
Total deferred tax liabilities	$26,214	$27,432
Net deferred tax asset	$32,078	$42,978
At December 31, 2025, Peoples had approximately $26 million of federal net operating loss carryforwards and $208,000 of federal tax credit carryforwards, the annual utilization of which are subject to limitation under Internal Revenue Code sections 382 and 383, respectively. Peoples has recorded a deferred tax asset only for the portion of these net operating loss and tax credit carryforwards it is able to, and expects to, utilize under these limitations. At December 31, 2025, Peoples had approximately $2.2 million of state net operating loss carryforwards, the annual utilization of which are subject to limitation under applicable state tax law. However, all $2.2 million of state net operating loss carryforwards are unlikely to be utilized, resulting in a valuation allowance against the net tax benefit of approximately $158,000.
The federal income tax benefit from sales of investment securities was $558,000 in 2025, $87,000 in 2024, and $777,000 in 2023.
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

(Dollars in thousands)	2025	2024
Uncertain tax positions, beginning of year	$572	$527
Gross increase based on tax positions related to current year	—	45
Gross decrease due to the statute of limitations	(88)	—
Uncertain tax positions, end of year	$484	$572
All of the gross unrecognized tax benefits would impact People’s effective tax rate if recognized.
Peoples is subject to U.S. federal income tax, as well as to tax in various state income tax jurisdictions. Peoples’ income tax returns are subject to review and examination by federal and state taxing authorities. Peoples is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2025. The years open to examination by state taxing authorities vary by jurisdiction.

Note 14 Earnings Per Common Share

The calculations of basic and diluted earnings per common share for the years ended December 31 were as follows:

(Dollars in thousands, except per common share data)	2025	2024	2023
Net income available to common shareholders	$106,778	$117,205	$113,363
Less: Dividends paid on unvested common shares	819	786	531
Less: Undistributed loss allocated to unvested common shares	159	225	269
Net earnings allocated to common shareholders	$105,800	$116,194	$112,563

Weighted-average common shares outstanding	34,974,619	34,779,548	32,533,086
Effect of potentially dilutive common shares	383,490	367,806	227,722
Total weighted-average diluted common shares outstanding	35,358,109	35,147,354	32,760,808

Earnings per common share:
Basic	$3.03	$3.34	$3.46
Diluted	$2.99	$3.31	$3.44

Anti-dilutive common shares excluded from calculation:
Restricted common shares	—	7,836	9,123
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
Cash Flow Hedges of Interest Rate Risk
Peoples’ objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At December 31, 2025, Peoples had entered into five interest rate swaps with an aggregate notional value of $45.0 million. Peoples will pay a fixed rate of interest for up to three years while receiving a floating rate component of interest equal to the three-month SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered deposits or FHLB advances which will continue to be rolled through the life of the swaps. At December 31, 2025, the interest rate swaps were designated as cash flow hedges of $45.0 million in brokered deposits, which are expected to be extended every 90 days through the maturity dates of the swaps.
For derivative financial instruments designated as cash flow hedges and assessed as effective, the changes in the fair value of each derivative financial instrument is reported in AOCL (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made on Peoples’ variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the 90-day FHLB advances or brokered deposits are matched to the reset dates and payment dates on the receipt of the three-month SOFR floating portion of the swaps to ensure effectiveness of the cash flow hedge. During the years ended December 31, 2025, and December 31, 2024, Peoples had reclassifications of changes in fair value to interest expense of $1.2 million and $3.0 million, respectively. During the next 12 months, Peoples estimates that $0.6 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31:

(Dollars in thousands)	2025	2024
Notional amount	$45,000	$75,000
Weighted average pay rates	2.52%	2.45%
Weighted average receive rates	3.73%	4.49%
Weighted average maturity	1.3 years	1.5 years
Pre-tax changes in fair value included in AOCL	$512	$1,885
The following table presents changes in fair value and amounts reclassified from AOCL related to cash flow hedges and recorded in AOCL and in the Consolidated Statements of Comprehensive Income for the years ended December 31:

(Dollars in thousands)	2025	2024
Amount of (loss) income recognized in AOCL, pre-tax	$(1,373)	$(1,550)
The following table reflects the cash flow hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2025		2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to debt	$45,000	$501	$75,000	$1,784
Total included in “Other assets”	$45,000	$501	$75,000	$1,784
Non-Designated Hedges
Peoples maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples. Peoples offsets its exposure in the swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples’ results of operation or financial condition for the years ended December 31, 2025, and 2024.

The following table reflects the non-designated hedges, which were included in the Consolidated Balance Sheets at fair value, at December 31:

	2025		2024
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in “Other assets”:
Interest rate swaps related to commercial loans	$548,785	$13,907	$453,367	$18,742
Netting adjustment (a)		(4,700)		(1,783)
Total included in “Other assets”	548,785	9,207	453,367	16,959

Included in “Accrued expenses and other liabilities”:
Interest rate swaps related to commercial loans	$548,785	$11,548	$453,367	$17,100
Netting adjustment (a)		(2,273)		(54)
Total included in “Accrued expenses and other liabilities”	548,785	9,275	453,367	17,046
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

Pledged Collateral
Peoples pledges or receives collateral for all interest rate swaps. When the fair value of Peoples’ interest rate swaps are in a net liability position, Peoples must pledge collateral, and, when the fair value of Peoples’ interest rate swaps are in a net asset position, the respective counterparties must pledge collateral. At December 31, 2025, Peoples had $4.2 million of cash pledged, while counterparties had $2.1 million of cash pledged. Peoples had no cash pledged and counterparties had $12.3 million of cash pledged at December 31, 2024. Peoples had no investment securities pledged at December 31, 2025, or December 31, 2024, while counterparties had pledged no investment securities at December 31, 2025, and had pledged $1.9 million of investment securities at December 31, 2024.
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
The total amounts of loan commitments and standby letters of credit at December 31 were:

(Dollars in thousands)	2025	2024
Home equity lines of credit	$272,977	$254,168
Unadvanced construction loans	367,127	370,086
Other loan commitments	779,076	759,790
Loan commitments	1,419,180	1,384,044
Standby letters of credit	$7,041	$8,398
Note 17 Regulatory Matters

The following is a summary of certain regulatory matters affecting Peoples and its subsidiaries:
Federal Reserve Board Requirements
Peoples Bank is required to maintain a minimum level of reserves, consisting of cash on hand and non-interest-bearing balances with the FRB, based on the amount of total deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to 0% effective on March 26, 2020, to support lending to households and businesses. The reserve requirement ratio remained at 0% as of December 31, 2025.
Limits on Dividends
The primary source of funds for the dividends paid by Peoples is dividends received from Peoples Bank. The payment of dividends by Peoples Bank is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2025, Peoples Bank had approximately $157.4 million of net profits available for distribution to Peoples as dividends without regulatory approval.
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
Quantitative measures established by regulation to ensure capital adequacy, and in effect at December 31, 2025, required Peoples and Peoples Bank to maintain minimum amounts and ratios of common equity tier 1 capital, tier 1 capital and total capital (each as defined in the applicable regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Peoples and Peoples Bank met all capital adequacy requirements at December 31, 2025.
At December 31, 2025, the most recent notification from the banking regulatory agencies categorized Peoples Bank as well capitalized under the regulatory framework for prompt corrective action applicable to Peoples Bank. Peoples maintained the capital required by the Federal Reserve Board to be deemed well capitalized and remain a financial holding company. To be categorized as well capitalized, Peoples and Peoples Bank must maintain minimum common equity tier 1, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the table below. There are no conditions or events since this notification that management believes have changed Peoples’ or Peoples Bank’s category.
Peoples’ and Peoples Bank’s actual capital amounts and ratios at December 31 are presented in the following table:

	2025		2024
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANCORP, INC.
Common Equity Tier 1 (a)
Actual	$893,970	12.29%	$833,128	11.95%
For capital adequacy	327,329	4.50%	313,717	4.50%
To be well capitalized	$472,809	6.50%	$453,147	6.50%
Tier 1 (b)
Actual	$925,616	12.73%	$863,974	12.39%
For capital adequacy	436,439	6.00%	418,289	6.00%
To be well capitalized	$581,919	8.00%	$557,719	8.00%
Total Capital (c)
Actual	$1,002,226	13.78%	$946,724	13.58%
For capital adequacy	581,919	8.00%	557,719	8.00%
To be well capitalized	$727,399	10.00%	$697,149	10.00%
Tier 1 Leverage (d)
Actual	$925,616	9.91%	$863,974	9.73%
For capital adequacy	373,727	4.00%	355,219	4.00%
To be well capitalized	467,158	5.00%	444,024	5.00%
Capital Conservation Buffer	420,307	5.78%	389,005	5.60%
Fully phased in	181,850	2.50%	174,287	2.50%
Net Risk-Weighted Assets	7,273,985		6,971,489

	2025		2024
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
PEOPLES BANK
Common Equity Tier 1 (a)
Actual	870,013	11.98%	840,443	12.07%
For capital adequacy	326,873	4.50%	313,212	4.50%
To be well capitalized	472,150	6.50%	452,418	6.50%
Tier 1 (b)
Actual	870,013	11.98%	840,443	12.07%
For capital adequacy	435,831	6.00%	417,617	6.00%
To be well capitalized	581,108	8.00%	556,822	8.00%
Total Capital (c)
Actual	946,623	13.03%	903,969	12.99%
For capital adequacy	581,108	8.00%	556,822	8.00%
To be well capitalized	726,385	10.00%	696,028	10.00%
Tier 1 Leverage (d)
Actual	870,013	9.33%	840,443	9.48%
For capital adequacy	373,143	4.00%	354,499	4.00%
To be well capitalized	466,428	5.00%	443,123	5.00%
Capital Conservation Buffer	$365,515	5.03%	$347,147	5.00%
Fully phased in	181,596	2.50%	174,007	2.50%
Net Risk-Weighted Assets	$7,263,853		$6,960,276
(a) Ratio represents common equity tier 1 capital to net risk-weighted assets
(b) Ratio represents tier 1 capital to net risk-weighted assets
(c) Ratio represents total capital to net risk-weighted assets
(d) Ratio represents tier 1 capital to average assets

The decrease in Peoples Bank’s regulatory capital ratios compared to the prior year primarily reflects a $25.0 million dividend paid by the Peoples Bank to Peoples in connection with the redemption of subordinated debt.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In 2025, Peoples granted an aggregate of 158,200 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. During 2025, Peoples granted to certain key employees an aggregate of 55,923 restricted common shares subject to time-based vesting, the majority of which will vest three years after the grant date.
The following summarizes the changes to Peoples’ outstanding restricted common shares for the year ended December 31, 2025:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1	140,231	$28.72	586,227	$29.67
Awarded	55,923	29.92	158,200	33.41
Released	(47,398)	30.68	(141,821)	32.21
Forfeited	(21,084)	28.83	(54,695)	29.37
Outstanding at December 31	127,672	$28.49	547,911	$30.08
The total intrinsic value of restricted common shares released was $6.1 million, $2.7 million and $3.7 million in 2025, 2024 and 2023, respectively.
Stock-Based Compensation
Peoples recognizes stock-based compensation expense, which is included as a component of Peoples’ salaries and employee benefit costs, for restricted common shares, as well as purchases made by participants in the employee stock purchase plan. For restricted common shares, Peoples recognizes stock-based compensation based on the estimated fair value of the awards expected to vest on the grant date. The estimated fair value is then expensed over the vesting period, which is normally three years. Peoples also has an employee stock purchase plan whereby employees can purchase Peoples’ common shares at a discount of 15%. The following summarizes the amount of stock-based compensation and related tax benefit recognized for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Employee stock-based compensation expense:
Restricted common share grant expense	$6,261	$6,815	$5,336
Employee stock purchase plan expense	139	158	140
Total employee stock-based compensation expense	6,400	6,973	5,476
Non-employee director stock-based compensation expense	509	492	548
Total stock-based compensation expense	6,909	7,465	6,024
Recognized tax benefit	(1,591)	(1,740)	(1,402)
Net expense recognized	$5,318	$5,725	$4,622
Restricted common shares were the primary form of stock-based compensation awards granted by Peoples in 2025, 2024 and 2023. The fair value of restricted common share awards on the grant date is based on the market price of Peoples’ common shares as of the grant date. Total unrecognized stock-based compensation related to unvested restricted common share awards was $5.9 million at December 31, 2025, which will be recognized over a weighted-average period of 1.8 years.

Note 19 Revenue

The following table details Peoples’ revenue from contracts with customers for the year ended December 31:

(Dollars in thousands)	2025	2024	2023
Insurance income:
Commission and fees from sale of insurance policies (a)	$17,861	$17,183	$16,382
Performance-based commissions (b)	1,731	2,218	1,634
Trust and investment income:
Fiduciary income (a)	12,047	11,496	10,295
Brokerage income (a)	9,401	8,017	6,865
Electronic banking income:
Interchange income (b)	20,590	19,731	19,380
Promotional and usage income (a)	4,434	5,411	5,830
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	7,025	6,937	6,425
Transactional-based fees (b)	9,940	10,647	10,257
Commercial loan swap fees (b)	1,893	1,433	782
Other non-interest income transactional-based fees (b)	1,800	1,703	1,650
Total	$86,722	$84,776	$79,500
Timing of revenue recognition:
Services transferred over time	$50,768	$49,044	$45,797
Services transferred at a point in time	35,954	35,732	33,703
Total	$86,722	$84,776	$79,500
(a) Services transferred over time.
(b) Services transferred at a point in time.

Peoples records contract assets for income that has been recognized over a period of time for the fulfillment of performance obligations, but has not yet been received, related to electronic banking income. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to electronic banking income, for which income is recognized during the period in which the performance obligations are fulfilled. The following table details the changes in Peoples’ contract assets and contract liabilities for the year ended December 31, 2025:

(Dollars in thousands)	Contract Assets	Contract Liabilities
Balance, January 1, 2025	$899	$5,771
Additional income receivable	88	—
Additional deferred income	—	15,188
Receipt of income previously receivable	(15)	—
Recognition of income previously deferred	—	(15,111)
Balance, December 31, 2025	$972	$5,848
For more information on Peoples’ revenue recognition policies, see “Note 1 Summary of Significant Accounting Policies.”

Note 20 Parent Company Only Financial Information

Condensed Balance Sheets	December 31,
(Dollars in thousands)	2025	2024
Assets:
Cash and due from other banks	$—	$50
Interest-bearing deposits in subsidiary bank	42,569	29,937
Due from subsidiary bank	3,734	4,874
Other investment securities	249	244
Investments in subsidiaries:
Bank	1,184,257	1,120,554
Non-bank	11,906	14,717
Other assets	5,508	7,010
Total assets	$1,248,223	$1,177,386
Liabilities:
Accrued expenses and other liabilities	$2,778	$3,075
Dividends payable	1,572	1,420
Subordinated notes and debentures	—	24,030
Mandatorily redeemable capital securities of subsidiary trusts and subordinated debentures	37,271	37,271
Total liabilities	41,621	65,796
Total stockholders’ equity	1,206,602	1,111,590
Total liabilities and stockholders’ equity	$1,248,223	$1,177,386

Condensed Statements of Income	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends from subsidiary bank	$96,500	$73,500	$48,000
Interest income	207	193	200
Other income	11	(416)	11
Total income	96,718	73,277	48,211
Expense:
Trust preferred securities expense	1,984	2,021	1,147
Intercompany management fees	2,217	2,273	1,873
Other expense	9,471	9,143	11,011
Total expense	13,672	13,437	14,031
Income before federal income taxes and equity in undistributed earnings of subsidiaries	83,046	59,840	34,180
Applicable income tax expense	(2,597)	(3,143)	(3,296)
Equity in undistributed earnings of subsidiaries	21,135	54,222	75,887
Net income	$106,778	$117,205	$113,363

Statements of Cash Flows	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Operating activities
Net income	$106,778	$117,205	$113,363
Adjustments to reconcile net income to cash provided by operations:
Equity in undistributed earnings of subsidiaries	(21,135)	(54,222)	(75,887)
Other, net	10,309	12,624	(6,757)
Net cash provided by operating activities	95,952	75,607	30,719
Investing activities
Investment in subsidiaries	(30,246)	(43,203)	(39,414)
Repayments from subsidiaries	31,385	39,100	40,086
Business combinations, net of cash received	—	—	27,763
Other, net	(4)	(7)	(1,636)
Net cash (used in) provided by investing activities	1,135	(4,110)	26,799
Financing activities
Payments on long-term borrowings	(25,000)	—	—
Purchase of treasury stock	(3,319)	(4,309)	(4,799)
Proceeds from issuance of common shares	1,670	1,478	1,264
Cash dividends paid	(57,984)	(55,828)	(51,845)
Other, net	128	—	—
Net cash used in financing activities	(84,505)	(58,659)	(55,380)
Net increase (decrease) in cash and cash equivalents	12,582	12,838	2,138
Cash and cash equivalents at the beginning of year	29,987	17,149	15,011
Cash and cash equivalents at the end of year	$42,569	$29,987	$17,149
Supplemental cash flow information:
Interest paid	$2,351	$2,253	$676

PART III
ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning (a) directors of Peoples Bancorp Inc. (“Peoples”), (b) the procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors, (c) the Audit Committee of Peoples' Board of Directors and (d) the Board of Directors’ determination that Peoples has an “audit committee financial expert” serving on its Audit Committee required by Items 401, 407(c)(3), 407(d)(4) and 407(d)(5) of SEC Regulation S-K will be included in the sections captioned “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS,” “THE BOARD AND COMMITTEES OF THE BOARD” and “CORPORATE GOVERNANCE AND BOARD MATTERS - Nominating Procedures” of the definitive Proxy Statement of Peoples Bancorp Inc. relating to the Annual Meeting of Shareholders to be held on April 23, 2026 (“Peoples’ Definitive Proxy Statement”), which sections are incorporated herein by reference. The procedures by which shareholders of Peoples may recommend nominees to Peoples’ Board of Directors have not changed materially from those described in Peoples’ definitive Proxy Statement for the 2025 Annual Meeting of Shareholders held on April 24, 2025.
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

ITEM 11 EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the sections captioned “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION: COMPENSATION DISCUSSION AND ANALYSIS,” “SUMMARY COMPENSATION TABLE FOR 2025,” “GRANTS OF PLAN-BASED AWARDS FOR 2025,” “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2025,” “OPTION EXERCISES AND STOCK VESTED FOR 2025,” “NON-QUALIFIED DEFERRED COMPENSATION FOR 2025,” “OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS,” “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE REPORT” of Peoples’ Definitive Proxy Statement, which sections are incorporated herein by reference.
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
Equity Compensation Plan Information
The table below provides information as of December 31, 2025, with respect to compensation plans under which common shares of Peoples are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services. These compensation plans include:
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
All of these compensation plans were approved by the shareholders of Peoples.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	720,749	(1)	$—	406,613	(2)
Total	720,749		$—	406,613
(1)Includes an aggregate of 675,583 restricted common shares subject to time-based or performance-based vesting restrictions granted under the 2006 Equity Plan, and 45,166 common shares allocated to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan.
(2)Includes 337,010 common shares remaining available for future grants under the 2006 Equity Plan at December 31, 2025, as well as 69,603 common shares remaining available for issuance and delivery under the ESPP. No amount is included for potential future allocations to participants’ bookkeeping accounts under the Directors’ Deferred Compensation Plan since the terms of the Directors’ Deferred Compensation Plan do not provide for a specified limit on the number of common shares which may be allocated to participants’ bookkeeping accounts.
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
(c)     Financial Statement Schedules
None.
ITEM 16 FORM 10-K SUMMARY
Not applicable.

INDEX TO EXHIBITS

Exhibit Number	Description	Exhibit Location

2.1	Agreement and Plan of Merger, dated as of October 24, 2022, between Peoples Bancorp Inc. and Limestone Bancorp, Inc. +	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples Bancorp Inc. on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2017 (File No. 0-16772) (“Peoples’ September 30, 2017 Form 10-Q”)

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples’ September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2021 (File No. 0-16772) (“Peoples’ June 30, 2021 Form 10-Q”)

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments) [For purposes of SEC reporting compliance only - not filed with Ohio Secretary of State]	Incorporated herein by reference to Exhibit 3.1(h) to Peoples’ June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc.P	Incorporated herein by reference to Exhibit 3(b) to the Registration Statement of Peoples Bancorp Inc. on Form 8-B filed July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2004 (File No. 0-16772)
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
Incorporated herein by reference to Exhibit 4.3 to Peoples’ June 30, 2015 Form 10-Q

4.5(a)	Indenture, dated as of February 26, 2004, between First National Bankshares Corporation, as Issuer, and Wilmington Trust Company, as Trustee, relating to Floating Rate Subordinated Debt Securities Due 2034	Incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2021 (File No. 0-16772) (“Peoples’ September 30, 2021 Form 10-Q”)

Exhibit Number	Description	Exhibit Location

4.5(b)	First Supplemental Indenture, dated as of January 15, 2016, between Wilmington Trust Company, as Trustee, and Premier Financial Bancorp, Inc., as successor to First National Bankshares Corporation	Incorporated herein by reference to Exhibit 4.1(b) to Peoples’ September 30, 2021 Form 10-Q

4.5(c)	Second Supplemental Indenture, dated as of September 17, 2021, between Wilmington Trust Company, as Trustee, and Peoples Bancorp Inc., as successor to Premier Financial Bancorp, Inc.	Incorporated herein by reference to Exhibit 4.1 (c) to Peoples’ September 30, 2021 Form 10-Q

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
Incorporated herein by reference to Exhibit 4.4 to Peoples’ September 30, 2021 Form 10-Q

4.9	Description of Common Shares of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2023 (File No. 0-16772) (“Peoples’ June 30, 2023 Form 10-Q”)
10.1(a)	Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries (Amended and Restated Effective June 26, 2014)*	Incorporated herein by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2015 (File No. 0-16772)

10.1(b)	Rabbi Trust Agreement, made January 6, 1998, between Peoples Bancorp Inc. and The Peoples Banking and Trust Company (predecessor to Peoples Bank, National Association and now known as Peoples Bank following conversion to state-chartered bank) as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2007 (File No. 0-16772)

10.1(c)	Rabbi Trust Agreement, entered into effective on September 1, 2022, between Peoples Bancorp Inc. and Reliance Trust Company, a state chartered trust company, as Trustee*	Incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2022 (File No. 0-16772) (“Peoples’ 2022 Form 10-K”)

10.2	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2023]*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ 2022 Form 10-K

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.3	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2024]*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ 2023 Form 10-K

10.4	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc. [Effective beginning with the fiscal year beginning January 1, 2025]*	Incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ending December 31, 2024 (File No. 0-16772)

10.5	Summary of Peoples Bancorp Inc. Annual Incentive Program for Executive Officers and other employees of Peoples Bancorp Inc [Effective beginning with the fiscal year beginning January 1, 2026]*	Filed herewith

10.6	Summary of Perquisites for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.7	Summary of Base Salaries for Executive Officers of Peoples Bancorp Inc.*	Filed herewith

10.8	Summary of Compensation for Directors of Peoples Bancorp Inc.*	Filed herewith

10.9	Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (approved by the shareholders of Peoples Bancorp Inc. on April 27, 2023; successor to the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Second Amended and Restated 2006 Equity Plan, the Peoples Bancorp Inc. Amended and Restated 2006 Equity Plan and the Peoples Bancorp Inc. 2006 Equity Plan)*	Incorporated herein by reference to Exhibit 99.1 to Peoples’ Current Report on Form 8-K dated and filed on May 2, 2023 (File No. 0-16772)

10.10	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of time-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2018 (File No. 0-16772) (“Peoples’ September 30, 2018 Form 10-Q”)

10.11	Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement (for Executives) used and to be used to evidence awards of performance-based restricted stock granted to executives of Peoples Bancorp Inc. on and after July 31, 2018 and prior to April 27, 2023*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2018 Form 10-Q

10.12(a)	Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (adopted effective July 11, 2019)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2019 (File No. 0-16772)

10.12(b)	First Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of May 17, 2021)*	Incorporated herein by reference to Exhibit 10.11(b) to Peoples’ 2022 Form 10-K

10.12(c)	Second Amendment to Peoples Bancorp Inc. Amended and Restated Nonqualified Deferred Compensation Plan (effective as of September 1, 2022)*	Incorporated herein by reference to Exhibit 10.11(c) to Peoples’ 2022 Form 10-K

10.13	Consulting Agreement dated March 20, 2024 among Charles Sulerzyski, Peoples Bancorp Inc. and Peoples Bank	Incorporated by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on March 21, 2024 (File No. 0-16772)

10.14	Peoples Bancorp Inc. Employee Stock Purchase Plan*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on April 28, 2014 (File No. 0-16772)

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

10.15	Form of Peoples Bancorp Inc. Change in Control Agreement to be adopted by Peoples Bancorp Inc. and individuals who are first elected as executive officers of Peoples Bancorp Inc. after March 24, 2016*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended March 31, 2016 (File No. 0-16772)

10.16	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Douglas Wyatt (adopted May 2, 2016)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ March 31, 2017 Form 10-Q

10.17	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Ryan Kirkham (adopted January 1, 2019)*	Incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of Peoples Bancorp Inc. for the fiscal year ended December 31, 2019 (File No. 0-16772)

10.18	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Jason M. Eakle (adopted April 1, 2020)*	Incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Peoples Bancorp Inc. for the quarterly period ended June 30, 2020 (File No. 0-16772)

10.19	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Kathryn M. Bailey (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form-10-Q of Peoples Bancorp Inc. for the quarterly period ended September 30, 2020 (File No. 0-16772) (“Peoples September 30, 2020 Form 10-Q”)

10.20	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Mark J. Augenstein (adopted October 1, 2020)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2020 Form 10-Q

10.21	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Tyler Wilcox (adopted August 1, 2024)*	Incorporated herein by reference to Exhibit 10.1 to the Current Report of Peoples Bancorp Inc. on Form 8-K dated and filed on August 2, 2024 (File No. 0-16772)

10.22	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Matthew Macia (adopted August 21, 2023)*	Incorporated herein by reference to Exhibit 10.1 to Peoples’ September 30, 2023 Form 10-Q

10.23	Peoples Bancorp Inc. Change in Control Agreement between Peoples Bancorp Inc. and Hugh Donlon (adopted September 9, 2023)*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ September 30, 2023 Form 10-Q

10.24	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after November 20, 2024*	Incorporated herein by reference to Exhibit 10.24 to Peoples’ 2024 Form 10-K

10.25	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance-Based Restricted Stock Award Agreement used to evidence grants of performance-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to November 20, 2024*	Incorporated herein by reference to Exhibit 10.2 to Peoples’ June 30, 2023 Form 10-Q

10.26	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after April 27, 2023 and prior to July 26, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ June 30, 2023 Form 10-Q

10.27	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after July 26, 2023 and prior to October 23, 2023*	Incorporated herein by reference to Exhibit 10.4 to Peoples’ June 30, 2023 Form 10-Q
10.28	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after October 23, 2023*	Incorporated herein by reference to Exhibit 10.3 to Peoples’ September 30, 2023 Form 10-Q

*Management Compensation Plan or Agreement

Exhibit Number	Description	Exhibit Location

19	Insider Trading Policy	Incorporated herein by reference to Exhibit 19 to Peoples’ 2024 Form 10-K

21	Subsidiaries of Peoples Bancorp Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP	Filed herewith

24	Powers of Attorney of Directors and Executive Officers of Peoples Bancorp Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code [President and Chief Executive Officer; and Executive Vice President, Chief Financial Officer and Treasurer]	Furnished herewith

97	Clawback Policy	Incorporated herein by reference to Exhibit 97 to Peoples’ 2024 Form 10-K

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

# Attached as Exhibit 101 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*Management Compensation Plan or Agreement

*Management Compensation Plan or Agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	February 26, 2026	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ TYLER WILCOX		President, Chief Executive Officer and Director (Principal Executive Officer)	2/26/2026
Tyler Wilcox

/s/ KATIE BAILEY		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	2/26/2026
Katie Bailey

/s/ S. CRAIG BEAM*		Director	2/26/2026
S. Craig Beam

/s/ DAVID F. DIERKER*		Director	2/26/2026
David F. Dierker

/s/ GLENN HOGAN*		Director	2/26/2026
Glenn Hogan

/s/ BROOKE W. JAMES*		Director	2/26/2026
Brooke W. James

/s/ SUSAN D. RECTOR*		Chairman of the Board and Director	2/26/2026
Susan D. Rector

/s/ KEVIN R. REEVES*		Director	2/26/2026
Kevin R. Reeves

/s/ CAROL A. SCHNEEBERGER*		Director	2/26/2026
Carol A. Schneeberger

/s/ FRANCES A. SKINNER*		Director	2/26/2026
Frances A. Skinner

/s/ DWIGHT SMITH*		Director	2/26/2026
Dwight Smith

/s/ MICHAEL N. VITTORIO*		Director	2/26/2026
Michael N. Vittorio

*	The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors of the Registrant identified above pursuant to Powers of Attorney executed by the directors of the Registrant identified above, which Powers of Attorney are filed with this Annual Report on Form 10-K in Exhibit 24.

By:	/s/ TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer
Attorney-in-Fact