Form 10-Q
period 2026-03-31
PEOPLES BANCORP INC
filed 2026-04-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,923,471 common shares, without par value, at April 29, 2026.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$112,276	$107,864
Interest-bearing deposits in other banks	78,115	81,087
Total cash and cash equivalents	190,391	188,951
Available-for-sale investment securities, at fair value (amortized cost of $1,107,248 at March 31, 2026 and $1,076,980 at December 31, 2025) (a)	1,007,944	984,367
Held-to-maturity investment securities, at amortized cost (fair value of $820,850 at March 31, 2026 and $867,714 at December 31, 2025) (a)	883,675	922,837
Other investments	69,903	68,656
Total investment securities (a)	1,961,522	1,975,860
Loans and leases, net of deferred fees and costs (b)	6,770,208	6,756,907
Allowance for credit losses	(78,392)	(75,676)
Net loans and leases (c)	6,691,816	6,681,231
Loans held for sale	4,043	2,667
Bank premises and equipment, net of accumulated depreciation	99,313	100,508
Bank owned life insurance	149,426	148,264
Goodwill	363,199	363,199
Other intangible assets	28,402	30,120
Other assets	159,975	158,830
Total assets	$9,648,087	$9,649,630
Liabilities
Deposits:
Non-interest-bearing	$1,586,514	$1,545,428
Interest-bearing	6,061,923	6,064,796
Total deposits	7,648,437	7,610,224
Short-term borrowings	505,862	530,285
Long-term borrowings	185,430	204,138
Accrued expenses and other liabilities	92,318	98,381
Total liabilities	$8,432,047	$8,443,028
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at March 31, 2026 or at December 31, 2025	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,848,602 shares issued at March 31, 2026 and 36,836,943 shares issued at December 31, 2025, including at each date shares held in treasury	867,464	871,571
Retained earnings	451,107	436,748
Accumulated other comprehensive loss, net of deferred income taxes	(76,042)	(70,628)
Treasury stock, at cost, 1,017,603 shares at March 31, 2026 and 1,215,120 shares at December 31, 2025	(26,489)	(31,089)
Total stockholders’ equity	$1,216,040	$1,206,602
Total liabilities and stockholders’ equity	$9,648,087	$9,649,630
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $233, respectively, at March 31, 2026, and $0 and $236, respectively, at December 31, 2025.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" or "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Interest income:
Interest and fees on loans and leases	$108,690	$107,302
Interest and dividends on taxable investment securities	16,526	15,372
Interest on tax-exempt investment securities	815	968
Other interest income	790	900
Total interest income	126,821	124,542
Interest expense:
Interest on deposits	28,630	35,164
Interest on short-term borrowings	4,959	508
Interest on long-term borrowings	2,812	3,615
Total interest expense	36,401	39,287
Net interest income	90,420	85,255
Provision for credit losses	9,694	10,190
Net interest income after provision for credit losses	80,726	75,065
Non-interest income:
Electronic banking income	5,927	5,885
Trust and investment income	5,605	5,061
Insurance income	5,580	6,054
Lease income	4,581	3,468
Deposit account service charges	4,267	4,015
Bank owned life insurance income	1,162	1,133
Mortgage banking income	376	396
Net loss on investment securities	—	(2)
Net loss on asset disposals and other transactions	(410)	(361)
Other non-interest income	1,166	1,450
Total non-interest income	28,254	27,099
Non-interest expense:
Salaries and employee benefit costs	39,835	39,821
Data processing and software expense	7,536	7,005
Net occupancy and equipment expense	6,224	5,612
Professional fees	2,753	3,087
Electronic banking expense	2,081	2,025
Operating lease expense	1,804	985
Amortization of other intangible assets	1,697	2,213
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,410	1,251
Other loan expenses	1,123	1,119
Franchise tax expense	1,004	929
Marketing expense	886	903
Communication expense	589	734
Travel and entertainment expense	583	500
Other non-interest expense	4,110	4,603
Total non-interest expense	71,635	70,787
Income before income taxes	37,345	31,377
Income tax expense	8,339	7,041
Net income	$29,006	$24,336
Earnings per common share - basic	$0.82	$0.69
Earnings per common share - diluted	$0.81	$0.68
Weighted-average number of common shares outstanding - basic	35,108,649	34,895,723
Weighted-average number of common shares outstanding - diluted	35,485,424	35,297,135
Cash dividends declared	$14,647	$14,227
Cash dividends declared per common share	$0.41	$0.40

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Net income	$29,006	$24,336
Other comprehensive income:
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(6,691)	19,819
Related tax benefit (expense)	1,272	(4,620)
Reclassification adjustment for net loss included in net income	—	2
Related tax expense	—	—
Net effect on other comprehensive income	(5,419)	15,201
Cash flow hedges:
Net gain (loss) arising during the period	168	(236)
Related tax (expense) benefit	(39)	55
Reclassification adjustment for net gain included in net income	(162)	(425)
Related tax benefit	38	99
Net effect on other comprehensive income	5	(507)
Total other comprehensive income, net of tax	(5,414)	14,694
Total comprehensive income	$23,592	$39,030

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2025	$871,571	$436,748	$(70,628)	$(31,089)	$1,206,602
Net income	—	29,006	—	—	29,006
Other comprehensive income, net of tax	—	—	(5,414)	—	(5,414)
Cash dividends declared	—	(14,647)	—	—	(14,647)
Reissuance of treasury stock for common share awards	(6,428)	—	—	6,428	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	29	29
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,138)	(2,138)
Common shares issued under dividend reinvestment plan	375	—	—	—	375
Common shares issued under compensation plan for Boards of Directors	28	—	—	103	131
Common shares issued under employee stock purchase plan	48	—	—	178	226
Stock-based compensation	1,870	—	—	—	1,870
Balance, March 31, 2026	$867,464	$451,107	$(76,042)	$(26,489)	$1,216,040

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	24,336	—	—	24,336
Other comprehensive income, net of tax	—	—	14,694	—	14,694
Cash dividends declared	—	(14,227)	—	—	(14,227)
Reissuance of treasury stock for common share awards	(3,254)	—	—	3,254	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(1,754)	(1,754)
Common shares issued under dividend reinvestment plan	335	—	—	—	335
Common shares issued under compensation plan for Boards of Directors	17	—	—	99	116
Common shares issued under employee stock purchase plan	44	—	—	257	301
Stock-based compensation	2,430	—	—	—	2,430
Balance, March 31, 2025	$866,416	$398,218	$(95,691)	$(31,122)	$1,137,821

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$34,516	$34,276
Investing activities:
Available-for-sale investment securities:
Purchases	(56,746)	—
Proceeds from sales	2,817	967
Proceeds from principal payments, calls and prepayments	23,767	28,401
Held-to-maturity investment securities:
Purchases	(48,918)	(14,909)
Proceeds from principal payments	88,874	36,515
Other investments:
Purchases	(11,880)	(2,646)
Proceeds from sales	10,431	11,367
Net increase in loans held for investment	(17,962)	(74,804)
Net expenditures for premises and equipment	(1,210)	(2,748)
Proceeds from sales of other real estate owned	—	210
Other	(21)	—
Net cash used in investing activities	(10,848)	(17,647)
Financing activities:
Net increase in non-interest-bearing deposits	41,086	18,624
Net (decrease) increase in interest-bearing deposits	(2,942)	125,655
Net decrease in short-term borrowings	(24,423)	(174,246)
Proceeds from long-term borrowings	6,108	3,295
Payments on long-term borrowings	(25,169)	(4,621)
Cash dividends paid	(14,647)	(14,227)
Purchase of treasury stock under share repurchase program	—	—
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,138)	(1,754)
Proceeds from issuance of common shares	353	293
Other	(456)	(334)
Net cash used in financing activities	(22,228)	(47,315)
Net increase (decrease) in cash and cash equivalents	1,440	(30,686)
Cash and cash equivalents at beginning of period	188,951	217,664
Cash and cash equivalents at end of period	$190,391	$186,978

Supplemental cash flow information:
Interest paid	$38,628	$37,531
Federal income taxes paid	—	6,000
State income taxes paid	127	70
Supplemental noncash disclosures:
Noncash recognition of new leases	—	852
See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 Summary of Significant Accounting Policies

Basis of Presentation: The accompanying Unaudited Condensed Consolidated Financial Statements of Peoples Bancorp Inc. and its subsidiaries ("Peoples" refers to Peoples Bancorp Inc. and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to Peoples Bancorp Inc.) have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not contain all of the information and footnotes required by US GAAP for annual financial statements and should be read in conjunction with Peoples’ Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Peoples' 2025 Form 10-K").
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2025 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after March 31, 2026 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities or total stockholders’ equity. The impact of such changes are not considered material to Peoples' financial statements. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2025, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2025 Form 10-K.
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
New Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by Peoples as of the required effective dates. Refer to "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2025 Form 10-K for the impact of recently adopted standards impacting Peoples. Unless otherwise discussed, management believes any recently adopted standards will not have a material impact on Peoples' financial statements taken as a whole.

ASU 2025-12 - Codification Improvements: The FASB issued an Accounting Standards Update (“ASU”) 2025-12 in December 2025. The amendments in ASU 2025-12 are effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted.

Peoples early adopted the amendments within the guidance as of January 1, 2026. Overall, the guidance did not have a material impact on Peoples' financial statements. However, ASU 2025-12 Issue #5 clarified that lease receivables from sales-type or direct financing leases are excluded from the enhanced disclosures required by ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. As such, lease receivables from sales-type or direct financing leases are excluded from the current and prior period disclosures related to modifications for borrowers experiencing financial difficulty.
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
Depending on the nature of the asset or the liability, Peoples uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under US GAAP uses a hierarchy, which is described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2025 Form 10-K.
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

	Recurring Fair Value Measurements at Reporting Date
	March 31, 2026		December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$9,878	$16,274	$—	$17,580
U.S. government sponsored agencies	—	231,332	—	206,330
States and political subdivisions	—	165,105	—	170,832
Residential mortgage-backed securities	—	522,638	—	544,038
Commercial mortgage-backed securities	—	59,905	—	41,804
Bank-issued trust preferred securities	—	2,812	—	3,783
Total available-for-sale securities	$9,878	$998,066	$—	$984,367
Equity investment securities (a)	148	256	176	239
Nonqualified deferred compensation (a) (b)	5,671	—	6,074	—
Derivative assets (c)	—	9,345	—	9,708
Liabilities:
Derivative liabilities (d)	$—	$8,890	$—	$9,275
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
Available-for-Sale Investment Securities: The fair values used by Peoples are obtained from an independent pricing service and represent either quoted market prices for the identical securities (Level 1) or fair values determined by pricing models using a market approach that considers observable market data, such as interest rate volatility, secured overnight funding rate ("SOFR") or other relevant yield curves, credit spreads, and prices from market makers and live trading systems (Level 2). Management reviews the valuation methodology and quality controls utilized by the pricing services or broker in management's overall assessment of the reasonableness of the fair values provided, and challenges prices when management believes a material discrepancy in pricing exists.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at March 31, 2026 and December 31, 2025.

	Non-Recurring Fair Value Measurements at Reporting Date
	March 31, 2026		December 31, 2025
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$16,526	$—	$7,738
Loans held for sale (a)	1,250	—	1,678	—
(a) Loans held for sale are presented gross of a valuation allowance of $58 and $57 at March 31, 2026 and at December 31, 2025, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	March 31, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$190,391	190,391	$188,951	$188,951
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	247,148	237,736	261,826	254,435
States and political subdivisions (a)	2	138,831	112,705	140,843	115,657
Residential mortgage-backed securities	2	399,724	385,642	423,628	413,123
Commercial mortgage-backed securities	2	98,205	84,767	96,776	84,499
Total held-to-maturity securities		883,908	820,850	923,073	867,714
Other investments:
Other investments at cost:
Federal Home Loan Bank ("FHLB") stock	3	32,390	32,390	30,843	30,843
Federal Reserve Bank ("FRB") stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	4,324	4,324	4,210	4,210
Total other investments at cost		63,828	63,828	62,167	62,167
Loans and leases, net of deferred fees and costs (c)	3	6,770,208	6,685,327	6,756,907	6,697,321
Bank owned life insurance	2	149,426	149,426	148,264	148,264
Liabilities:
Deposits	2	$7,648,437	$6,507,890	$7,610,224	$6,579,413
Short-term borrowings	2	505,862	505,862	530,285	530,282
Long-term borrowings	2	185,430	202,092	204,138	222,323
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $233 and $236 at March 31, 2026 and at December 31, 2025, respectively.
(b)     "Other investments", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at March 31, 2026 and at December 31, 2025, which are reported in the "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis"
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $78.4 million and $75.7 million at March 31, 2026 and at December 31, 2025, respectively.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Obligations of:
U.S. Treasury and government agencies	$25,958	$224	$(30)	$26,152
U.S. government sponsored agencies	239,214	459	(8,341)	231,332
States and political subdivisions	185,854	3	(20,752)	165,105
Residential mortgage-backed securities	586,875	1,443	(65,680)	522,638
Commercial mortgage-backed securities	66,347	—	(6,442)	59,905
Bank-issued trust preferred securities	3,000	—	(188)	2,812
Total available-for-sale securities	$1,107,248	$2,129	$(101,433)	$1,007,944
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$17,386	$213	$(19)	$17,580
U.S. government sponsored agencies	212,282	504	(6,456)	206,330
States and political subdivisions	189,131	103	(18,402)	170,832
Residential mortgage-backed securities	606,292	1,749	(64,003)	544,038
Commercial mortgage-backed securities	47,889	1	(6,086)	41,804
Bank-issued trust preferred securities	4,000	—	(217)	3,783
Total available-for-sale securities	$1,076,980	$2,570	$(95,183)	$984,367

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale investment securities for the periods ended March 31 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Gross gains realized	$121	$25
Gross losses realized	(121)	(27)
Net loss realized	$—	$(2)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2026
Obligations of:
U.S. Treasury and government agencies	$7,560	$30	11	$89	$1	1	$7,649	$31
U.S. government sponsored agencies	90,263	1,570	20	100,032	6,771	21	190,295	8,341
States and political subdivisions	23,181	1,034	45	139,190	19,717	99	162,371	20,751
Residential mortgage-backed securities	33,499	216	41	438,322	65,464	224	471,821	65,680
Commercial mortgage-backed securities	21,143	334	7	38,692	6,108	21	59,835	6,442
Bank-issued trust preferred securities	—	—	—	2,812	188	1	2,812	188
Total	$175,646	$3,184	124	$719,137	$98,249	367	$894,783	$101,433
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$5,319	$16	3	$741	$3	4	$6,060	$19
U.S. government sponsored agencies	47,059	341	10	127,311	6,115	27	174,370	6,456
States and political subdivisions	3,129	460	5	158,898	17,942	134	162,027	18,402
Residential mortgage-backed securities	13,310	62	10	461,661	63,941	235	474,971	64,003
Commercial mortgage-backed securities	2,292	9	2	39,000	6,077	21	41,292	6,086
Bank-issued trust preferred securities	—	—	—	3,783	217	2	3,783	217
Total	$71,109	$888	30	$791,394	$94,295	423	$862,503	$95,183
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At March 31, 2026, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At March 31, 2026, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both March 31, 2026, and December 31, 2025, were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the one bank-issued trust preferred security that had been in an unrealized loss position for 12 months or more at March 31, 2026 was attributable to the subordinated nature of the trust preferred security.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale securities by contractual maturity at March 31, 2026. The weighted-average yields are based on the amortized cost. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$90	$7,052	$14,372	$4,444	$25,958
U.S. government sponsored agencies	—	42,384	134,999	61,831	239,214
States and political subdivisions	3,445	36,744	70,888	74,777	185,854
Residential mortgage-backed securities	—	1,488	48,222	537,165	586,875
Commercial mortgage-backed securities	104	16,948	16,158	33,137	66,347
Bank-issued trust preferred securities	—	—	3,000	—	3,000
Total available-for-sale securities	$3,639	$104,616	$287,639	$711,354	$1,107,248
Fair value
Obligations of:
U.S. Treasury and government agencies	$89	$7,114	$14,438	$4,511	$26,152
U.S. government sponsored agencies	—	39,106	130,641	61,585	231,332
States and political subdivisions	3,437	34,557	61,880	65,231	165,105
Residential mortgage-backed securities	—	1,444	45,536	475,658	522,638
Commercial mortgage-backed securities	104	15,527	14,242	30,032	59,905
Bank-issued trust preferred securities	—	—	2,812	—	2,812
Total available-for-sale securities	$3,630	$97,748	$269,549	$637,017	$1,007,944
Total weighted-average yield	2.98%	1.92%	3.15%	2.77%	2.79%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Obligations of:
U.S. government sponsored agencies	$247,148	$—	$643	$(10,055)	$237,736
States and political subdivisions	138,831	(233)	72	(25,965)	112,705
Residential mortgage-backed securities	399,724	—	3,147	(17,229)	385,642
Commercial mortgage-backed securities	98,205	—	—	(13,438)	84,767
Total held-to-maturity investment securities	$883,908	$(233)	$3,862	$(66,687)	$820,850
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$261,826	$—	$740	$(8,131)	$254,435
States and political subdivisions	140,843	(236)	77	(25,027)	115,657
Residential mortgage-backed securities	423,628	—	4,916	(15,421)	413,123
Commercial mortgage-backed securities	96,776	—	—	(12,277)	84,499
Total held-to-maturity investment securities	$923,073	$(236)	$5,733	$(60,856)	$867,714
There were no sales of held-to-maturity investment securities during the three-month periods ended March 31, 2026 or December 31, 2025.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to maturity investment securities are agency-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for obligations of state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity investment securities at both March 31, 2026, and December 31, 2025.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
March 31, 2026
Obligations of:
U.S. government sponsored agencies	$142,819	$2,650	23	$58,954	$7,405	17	$201,773	$10,055
States and political subdivisions	1,234	303	2	109,386	25,662	65	110,620	25,965
Residential mortgage-backed securities	87,374	1,224	19	131,063	16,005	42	218,437	17,229
Commercial mortgage-backed securities	16,146	1,273	7	68,622	12,165	29	84,768	13,438
Total	$247,573	$5,450	51	$368,025	$61,237	153	$615,598	$66,687
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$131,933	$1,447	16	$66,509	$6,684	20	$198,442	$8,131
States and political subdivisions	1,238	301	2	110,531	24,726	65	111,769	25,027
Residential mortgage-backed securities	34,814	261	6	143,068	15,160	45	177,882	15,421
Commercial mortgage-backed securities	7,776	111	3	73,975	12,166	30	81,751	12,277
Total	$175,761	$2,120	27	$394,083	$58,736	160	$569,844	$60,856
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at March 31, 2026. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at March 31, 2026. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$3,499	$2,198	$121,114	$120,337	$247,148
States and political subdivisions	2,441	4,583	31,623	100,184	138,831
Residential mortgage-backed securities	2	—	7,019	392,703	399,724
Commercial mortgage-backed securities	980	7,736	39,455	50,034	98,205
Total held-to-maturity investment securities	$6,922	$14,517	$199,211	$663,258	$883,908
Fair value
Obligations of:
U.S. government sponsored agencies	$3,439	$2,032	$117,621	$114,644	$237,736
States and political subdivisions	2,506	4,270	26,928	79,001	112,705
Residential mortgage-backed securities	2	—	6,633	379,007	385,642
Commercial mortgage-backed securities	972	7,245	34,918	41,632	84,767
Total held-to-maturity investment securities	$6,919	$13,547	$186,100	$614,284	$820,850
Total weighted-average yield	1.87%	1.97%	3.72%	4.11%	3.97%

Other Investments
Peoples' other investments on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investments:

(Dollars in thousands)	March 31, 2026	December 31, 2025
FHLB stock	$32,390	$30,843
FRB stock	27,114	27,114
Nonqualified deferred compensation	5,671	6,074
Equity investment securities	3,859	3,756
Other investments	869	869
Total other investments	$69,903	$68,656
During the three months ended March 31, 2026, Peoples redeemed $9.8 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $11.4 million of additional FHLB stock during the three months ended March 31, 2026, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended March 31, 2026 and 2025, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in unrealized losses of $20,000 and $9,000, respectively.
At March 31, 2026, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at March 31, 2026.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	March 31, 2026	December 31, 2025

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$306,147	$328,516
Held-to-maturity	750,422	704,470
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	129,691	4,018
Held-to-maturity	43,854	68,425
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.9 million at March 31, 2026 and $9.0 million at December 31, 2025.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Construction	$269,571	$300,941
Commercial real estate, other	2,340,833	2,363,967
Commercial and industrial	1,646,797	1,535,755
Premium finance	228,883	253,075
Leases	350,226	365,649
Residential real estate	852,011	861,722
Home equity lines of credit	260,909	253,864
Consumer, indirect	699,854	700,582
Consumer, direct	119,859	120,338
Deposit account overdrafts	1,265	1,014
Total loans, at amortized cost	$6,770,208	$6,756,907
The table above includes net deferred loan origination costs of $20.2 million and $20.0 million at March 31, 2026 and at December 31, 2025, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $8.4 million and $9.7 million at March 31, 2026 and at December 31, 2025, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $23.9 million at March 31, 2026 and $25.0 million at December 31, 2025.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Commercial real estate, other	$7,363	$—	$4,056	$579
Commercial and industrial	4,558	105	8,045	126
Premium finance	455	1,820	573	2,477
Leases	9,909	77	11,063	542
Residential real estate	9,601	426	8,556	1,937
Home equity lines of credit	1,555	196	1,507	69
Consumer, indirect	2,994	107	2,718	286
Consumer, direct	279	115	368	140
Total loans, at amortized cost	$36,714	$2,846	$36,886	$6,156
(a) There were $2.5 million and $1.8 million of nonaccrual loans for which there was no allowance for credit losses at March 31, 2026 and at December 31, 2025, respectively.

During the first three months of 2026, nonaccrual loans were flat when compared to at December 31, 2025, with decreases in nonaccrual leases and in commercial and industrial loans being offset by an increase in other commercial real estate loans. The decrease in accruing loans 90+ days past due at March 31, 2026, when compared to at December 31, 2025, was primarily due to reductions in residential real estate loans.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
March 31, 2026
Construction	$3,229	$—	$—	$3,229	$266,342	$269,571
Commercial real estate, other	3,437	3,702	3,062	10,201	2,330,632	2,340,833
Commercial and industrial	1,820	3,416	3,253	8,489	1,638,308	1,646,797
Premium finance	1,147	600	2,275	4,022	224,861	228,883
Leases	3,726	2,260	9,120	15,106	335,120	350,226
Residential real estate	11,182	2,455	3,725	17,362	834,649	852,011
Home equity lines of credit	962	311	1,132	2,405	258,504	260,909
Consumer, indirect	6,808	1,144	1,456	9,408	690,446	699,854
Consumer, direct	582	240	262	1,084	118,775	119,859
Deposit account overdrafts	—	—	—	—	1,265	1,265
Total loans, at amortized cost	$32,893	$14,128	$24,285	$71,306	$6,698,902	$6,770,208
December 31, 2025
Construction	$—	$—	$—	$—	$300,941	$300,941
Commercial real estate, other	1,760	4,066	3,664	9,490	2,354,477	2,363,967
Commercial and industrial	1,600	1,329	7,780	10,709	1,525,046	1,535,755
Premium finance	2,767	2,956	3,050	8,773	244,302	253,075
Leases	9,966	3,560	11,187	24,713	340,936	365,649
Residential real estate	13,821	3,035	5,767	22,623	839,099	861,722
Home equity lines of credit	2,160	402	981	3,543	250,321	253,864
Consumer, indirect	8,752	1,726	1,550	12,028	688,554	700,582
Consumer, direct	752	165	431	1,348	118,990	120,338
Deposit account overdrafts	—	—	—	—	1,014	1,014
Total loans, at amortized cost	$41,578	$17,239	$34,410	$93,227	$6,663,680	$6,756,907
Delinquency trends improved as 98.9% of Peoples' loan portfolio was considered “current” at March 31, 2026, compared to 98.6% at December 31, 2025.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loans pledged to FHLB	$1,342,775	$1,347,242
Loans pledged to FRB	628,390	624,503
Credit Quality Indicators
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2025 Form 10-K, Peoples categorizes the majority of its loans into risk categories based upon an established risk grading matrix using a scale of 1 to 8. Loan grades are assigned at the time a new loan or lending commitment is extended by Peoples and may be changed at any time when circumstances warrant. Commercial loans to borrowers with an aggregate unpaid principal balance in excess of $1.0 million are reviewed at least on an annual basis for possible credit deterioration. Commercial leases, as well as loan relationships whose aggregate credit exposure to Peoples is equal to or less than $1.0 million, are reviewed on an event driven basis. Triggers for review include knowledge of adverse events affecting the borrower's business, receipt of financial statements indicating deteriorating credit quality or other similar events. Adversely classified loans are reviewed on a quarterly basis. A description of the general characteristics of the risk grades used by Peoples, follows:

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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at March 31, 2026:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Construction
Pass	$4,759	$80,096	$89,883	$76,939	$916	$11,317	$—	$—	$263,910
Substandard	—	—	3,092	1,101	1,468	—	—	—	5,661
Total	4,759	80,096	92,975	78,040	2,384	11,317	—	—	269,571
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	36,577	347,903	171,905	332,057	344,684	942,868	41,881	—	2,217,875
Special mention	—	1,107	32,375	173	1,594	12,341	—	—	47,590
Substandard	4,818	—	15,084	1,618	7,185	46,583	70	—	75,358
Doubtful	—	—	—	—	—	10	—	—	10
Total	41,395	349,010	219,364	333,848	353,463	1,001,802	41,951	—	2,340,833
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial and industrial
Pass	144,670	367,014	220,204	110,583	87,636	382,940	265,908	3,311	1,578,955
Special mention	208	43	5,983	70	588	970	24,695	—	32,557
Substandard	479	1,122	181	226	8,172	13,789	11,287	—	35,256

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Doubtful	—	—	—	—	—	29	—	—	29
Total	145,357	368,179	226,368	110,879	96,396	397,728	301,890	3,311	1,646,797
Current period gross charge-offs (a)	90	—	64	104	—	7			265
Premium Finance
Pass	100,719	126,254	1,443	12	—	—	—	—	228,428
Substandard	—	—	455	—	—	—	—	—	455
Total	100,719	126,254	1,898	12	—	—	—	—	228,883
Current period gross charge-offs (a)	—	18	34	—	—	—			52
Leases
Pass	43,186	117,606	84,026	62,238	22,971	9,072	—	—	339,099
Special mention	12	255	632	915	159	39	—	—	2,012
Substandard	—	508	744	1,926	579	137	—	—	3,894
Doubtful	—	108	841	2,824	912	536	—	—	5,221
Total	43,198	118,477	86,243	67,903	24,621	9,784	—	—	350,226
Current period gross charge-offs (a)	—	201	1,467	2,598	352	193			4,811
Residential real estate
Pass	18,762	102,952	64,705	54,248	75,916	524,036	—	—	840,619
Substandard	—	455	619	1,549	703	7,889	—	—	11,215
Loss	—	20	—	—	62	95	—	—	177
Total	18,762	103,427	65,324	55,797	76,681	532,020	—	—	852,011
Current period gross charge-offs (a)	—	4	39	—	—	76			119
Home equity lines of credit
Pass	2,740	57,214	50,570	30,929	32,541	76,986	8,520	663	259,500
Substandard	—	10	15	277	299	798	—	—	1,399
Loss	—	—	—	—	—	10	—	—	10
Total	2,740	57,224	50,585	31,206	32,840	77,794	8,520	663	260,909
Current period gross charge-offs (a)	—	—	—	—	—	32			32
Consumer, indirect
Pass	71,743	273,365	146,975	95,439	72,648	36,299	—	—	696,469
Substandard	—	901	607	647	603	587	—	—	3,345
Loss	—	1	7	5	1	26	—	—	40
Total	71,743	274,267	147,589	96,091	73,252	36,912	—	—	699,854
Current period gross charge-offs (a)	34	812	530	338	160	55			1,929
Consumer, direct
Pass	23,685	44,783	20,935	12,841	10,103	7,164	—	—	119,511

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Substandard	—	38	53	89	64	85	—	—	329
Loss	—	—	—	—	6	13	—	—	19
Total	23,685	44,821	20,988	12,930	10,173	7,262	—	—	119,859
Current period gross charge-offs (a)	111	40	24	22	2	5			204
Deposit account overdrafts	1,265	—	—	—	—	—	—	—	1,265
Current period gross charge-offs (a)	347	—	—	—	—	—			347
Total loans, at amortized cost	453,623	1,521,755	911,334	786,706	669,810	2,074,619	352,361	3,974	6,770,208
Total current period gross charge-offs (a)	$582	$1,075	$2,158	$3,062	$514	$368			$7,759
(a) Current period gross charge-offs are for the three months ended as of March 31, 2026.
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2025:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$81,441	$98,488	$99,069	$918	$6,618	$8,720	$—	$512	$295,254
Substandard	—	3,092	1,113	1,482	—	—	—	—	5,687
Total	81,441	101,580	100,182	2,400	6,618	8,720	—	512	300,941
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	330,087	164,537	345,618	378,500	310,160	670,053	44,947	1,794	2,243,902
Special mention	83	22,415	2,580	1,696	4,460	13,067	133	—	44,434
Substandard	—	8,042	1,188	15,727	17,170	32,945	549	87	75,621
Doubtful	—	—	—	—	—	10	—	—	10
Total	330,170	194,994	349,386	395,923	331,790	716,075	45,629	1,881	2,363,967
Current period gross charge-offs (a)	—	—	—	174	—	121			295
Commercial and industrial
Pass	381,903	230,861	115,712	95,158	92,556	290,243	248,204	7,621	1,454,637
Special mention	45	3,117	2,653	847	981	4,885	30,001	2,292	42,529
Substandard	130	251	263	8,745	12,196	6,407	10,562	5,423	38,554
Doubtful	—	—	—	—	—	35	—	—	35
Total	382,078	234,229	118,628	104,750	105,733	301,570	288,767	15,336	1,535,755
Current period gross charge-offs (a)	—	19	161	202	202	1,167			1,751
Premium finance
Pass	248,710	3,649	143	—	—	—	—	—	252,502
Substandard	—	520	53	—	—	—	—	—	573
Total	248,710	4,169	196	—	—	—	—	—	253,075

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current period gross charge-offs (a)	31	192	229	30	—	—			482
Leases
Pass	145,052	94,499	72,336	27,742	9,768	3,161	—	—	352,558
Special mention	480	739	774	402	21	—	—	—	2,416
Substandard	228	1,001	3,386	785	334	—	—	—	5,734
Doubtful	48	1,406	2,249	864	374	—	—	—	4,941
Total	145,808	97,645	78,745	29,793	10,497	3,161	—	—	365,649
Current period gross charge-offs (a)	204	4,240	8,297	6,717	1,450	496			21,404
Residential real estate
Pass	104,910	66,847	56,842	77,533	117,758	426,547	—	—	850,437
Substandard	183	501	1,540	663	924	7,378	—	—	11,189
Loss	—	—	—	—	—	96	—	—	96
Total	105,093	67,348	58,382	78,196	118,682	434,021	—	—	861,722
Current period gross charge-offs (a)	—	—	27	8	39	199			273
Home equity lines of credit
Pass	54,398	51,042	32,052	34,382	24,293	56,416	21	3,560	252,604
Substandard	—	—	312	285	89	559	—	—	1,245
Loss	—	—	—	5	—	10	—	—	15
Total	54,398	51,042	32,364	34,672	24,382	56,985	21	3,560	253,864
Current period gross charge-offs (a)	—	—	36	—	—	5			41
Consumer, indirect
Pass	292,512	164,565	108,928	84,987	27,026	19,049	—	—	697,067
Substandard	655	648	708	667	412	305	—	—	3,395
Loss	37	15	19	6	7	36	—	—	120
Total	293,204	165,228	109,655	85,660	27,445	19,390	—	—	700,582
Current period gross charge-offs (a)	1,128	2,030	1,948	1,121	350	147			6,724
Consumer, direct
Pass	60,248	24,070	15,182	11,889	4,516	4,000	—	—	119,905
Substandard	43	57	171	71	1	41	—	—	384
Loss	—	1	10	6	1	31	—	—	49
Total	60,291	24,128	15,363	11,966	4,518	4,072	—	—	120,338
Current period gross charge-offs (a)	344	143	98	75	19	23			702
Deposit account overdrafts	1,014	—	—	—	—	—	—	—	1,014
Current period gross charge-offs (a)	1,149	—	—	—	—	—			1,149
Total loans, at amortized cost	$1,702,207	$940,363	$862,901	$743,360	$629,665	$1,543,994	$334,417	$21,289	$6,756,907
Current period gross charge-offs (a)	$2,856	$6,624	$10,796	$8,327	$2,060	$2,158			$32,821
(a) Current period gross charge-offs are for the year ended as of December 31, 2025.

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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Construction	$3,092	$—
Commercial real estate, other	11,364	687
Commercial and industrial	1,332	4,666
Leases	738	2,385
Total collateral dependent loans	$16,526	$7,738
Collateral dependent loans increased at March 31, 2026, compared to at December 31, 2025, and were primarily impacted by one large relationship consisting of one other commercial real estate loan and one construction loan, totaling $7.4 million and $3.1 million, respectively.
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
The allowance for credit losses for loans modified for borrowers experiencing financial difficulty is determined based on the allowance for credit losses policy as described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2025 Form 10-K.
The following tables display the amortized cost of loans that were restructured during the three months ended March 31, 2026 and March 31, 2025, presented by loan classification.

(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)(c)
During the Three Months Ended March 31, 2026
Commercial real estate, other	$—	$952	$952	0.04%
Commercial and industrial	702	1,476	2,178	0.13%
Residential real estate	—	130	130	0.02%
Total	$702	$2,558	$3,260	0.05%

During the Three Months Ended March 31, 2025
Commercial real estate, other	$—	$2,445	$2,445	0.11%
Commercial and industrial	—	5,646	5,646	0.42%
Total	$—	$8,091	$8,091	0.13%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.
(c) Each with --% is considered not meaningful.

The following tables summarize the impacts of loan modifications and payment deferrals made to loans during the three months ended March 31, 2026 and March 31, 2025, presented by loan classification.

Weighted-Average Term Extension (in months)
During the Three Months Ended March 31, 2026
Commercial real estate, other	11
Commercial and industrial	8
Residential real estate	37

During the Three Months Ended March 31, 2025
Commercial real estate	3
Commercial and industrial	8
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification.

Term Extension(a)
For the Three Months Ended March 31, 2026
Commercial real estate, other	$281
Total loans that subsequently defaulted	$281

For the Three Months Ended March 31, 2025
Commercial and industrial	117
Total loans that subsequently defaulted	$117
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of loans that were modified during the 12 months prior to March 31, 2026 and March 31, 2025, respectively, presented by classification and class of financing receivable.

As of March 31, 2026
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$—	$—	$281	$281	$952	$1,233
Commercial and industrial	42	—	—	42	4,326	4,368
Residential real estate	181	—	—	181	133	314
Home equity lines of credit	—	—	—	—	95	95
Total loans modified(a)	$223	$—	$281	$504	$5,506	$6,010
(a) Represents the amortized cost basis as of period end.

As of March 31, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$1,058	$69	$—	$1,127	$1,887	$3,014
Commercial and industrial	—	—	117	117	7,789	7,906
Residential real estate	—	—	—	—	15	15
Home equity lines of credit	—	—	—	—	158	158
Consumer, indirect	—	—	12	12	—	12
Total loans modified(a)	$1,058	$69	$129	$1,256	$9,849	$11,105
(a) Represents the amortized cost basis as of period end.

Allowance for Credit Losses
As discussed in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples' 2025 Form 10-K, Peoples estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In management's estimation of expected credit losses, Peoples uses a one-year reasonable and supportable forecast period across all segments. Following the reasonable and supportable forecast period, Peoples reverts the macroeconomic variables to their long run average over a four-quarter reversion period.

Changes in the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025 are summarized below:

(Dollars in thousands)	Beginning Balance, December 31, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2026
Construction	$1,391	$121	$—	$—	$1,512
Commercial real estate, other	19,726	1,077	—	—	20,803
Commercial and industrial	18,804	3,209	(265)	11	21,759
Premium finance	749	(17)	(52)	6	686
Leases	16,475	3,083	(4,811)	557	15,304
Residential real estate	6,295	385	(119)	82	6,643
Home equity lines of credit	1,934	(271)	(32)	12	1,643
Consumer, indirect	7,706	1,646	(1,929)	337	7,760
Consumer, direct	2,485	(151)	(204)	26	2,156
Deposit account overdrafts	111	279	(347)	83	126
Total	$75,676	$9,361	$(7,759)	$1,114	$78,392
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, March 31, 2025
Construction	$878	$278	$—	$—	$1,156
Commercial real estate, other	16,256	1,110	(215)	4	17,155
Commercial and industrial	13,283	(126)	(380)	6	12,783
Premium finance	662	49	(71)	6	646
Leases	12,893	6,091	(5,654)	245	13,575
Residential real estate	6,491	388	(142)	49	6,786
Home equity lines of credit	1,792	71	—	—	1,863
Consumer, indirect	8,576	1,776	(1,866)	210	8,696
Consumer, direct	2,396	213	(155)	20	2,474
Deposit account overdrafts	121	155	(277)	99	98
Total	$63,348	$10,005	$(8,760)	$639	$65,232
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the first quarter of 2026, Peoples recorded a total provision for credit losses on loans of $9.4 million, which was primarily driven by net charge-offs and a deterioration in the macroeconomic forecasts used within the current expected credit loss ("CECL") model. Net charge-offs for the first quarter of 2026 were $6.6 million, primarily driven by the North Star Leasing division. The increase in the allowance for credit losses at March 31, 2026 when compared to at December 31, 2025, was driven by a deterioration of economic forecasts.
During the first quarter of 2025, Peoples recorded a provision for credit losses of $10.0 million, which was driven by net charge-offs. Net charge-offs for the first quarter of 2025 were $8.1 million, primarily driven by an increase in charge-offs on leases originated by the North Star Leasing division. The increase in the allowance for credit losses at March 31, 2025, when compared to at December

31, 2024, was attributable to a deterioration of macroeconomic conditions used within the CECL model, an increase in reserves on individually analyzed loans, and loan growth.
Peoples had recorded allowances for unfunded commitments of $2.8 million and $2.5 million as of March 31, 2026 and as of December 31, 2025, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for (recovery of) credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025
Goodwill, beginning of period	$363,199	$363,199
Goodwill recorded from acquisitions	—	—
Goodwill, end of period	$363,199	$363,199
Other Intangible Assets
Other intangible assets were comprised of the following at March 31, 2026, and at December 31, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
March 31, 2026
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(37,087)	(30,605)	—	(67,692)
Total acquisition-related intangibles	$17,099	$7,865	$2,491	$27,455
Servicing rights				935
Non-compete agreements				12
Total other intangibles				$28,402
December 31, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(36,154)	(29,846)	—	(66,000)
Total acquisition-related intangibles	$18,032	$8,624	$2,491	$29,147
Servicing rights				957
Non-compete agreements				16
Total other intangibles				$30,120
The following table details estimated aggregate future amortization of other intangible assets at March 31, 2026:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining nine months of 2026	$2,802	$2,277	$12	$5,091
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
2030	2,189	514	—	2,703
Thereafter	4,098	453	—	4,551
Total	$17,099	$7,865	$12	$24,976
The weighted average amortization period of other intangible assets is 6.6 years.

Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Retail certificates of deposits ("CDs"):
$100 or more	$1,134,842	$1,143,787
Less than $100	833,599	840,004
Total Retail CDs	1,968,441	1,983,791
Interest-bearing deposit accounts	1,111,875	1,092,252
Savings accounts	918,557	887,402
Money market deposit accounts	958,413	945,313
Governmental deposit accounts	842,087	739,939
Brokered CDs	262,550	416,099
Total interest-bearing deposits	6,061,923	6,064,796
Non-interest-bearing deposits	1,586,514	1,545,428
Total deposits	$7,648,437	$7,610,224
Uninsured deposits were $2.1 billion at March 31, 2026 and $2.0 billion at December 31, 2025. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered $678.1 million and $615.6 million of the uninsured deposit balances at March 31, 2026 and at December 31, 2025, respectively.
Uninsured time deposits are broken out below by time remaining until maturity.

(Dollars in thousands)	March 31, 2026	December 31, 2025
3 months or less	$204,079	$152,991
Over 3 to 6 months	111,087	170,299
Over 6 to 12 months	99,707	83,387
Over 12 months	23,980	35,897
Total	$438,853	$442,574

The contractual maturities of CDs for each of the next five years, including the remainder of 2026, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining nine months ending December 31, 2026	$1,597,701	$105,498	$1,703,199
Year ending December 31, 2027	353,572	87,275	440,847
Year ending December 31, 2028	8,363	23,944	32,307
Year ending December 31, 2029	4,897	45,833	50,730
Year ending December 31, 2030	3,409	—	3,409
Thereafter	499	—	499
Total CDs	$1,968,441	$262,550	$2,230,991
At March 31, 2026, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."

Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares and treasury stock during the three months ended March 31, 2026:

	Common Shares	Treasury Stock
Shares at December 31, 2025	36,836,943	1,215,120
Changes related to stock-based compensation awards:
Release of restricted common shares	—	59,580
Cancellation of restricted common shares	—	7,683
Grant of restricted common shares	—	(256,199)
Grant of unrestricted common shares	—	—
Purchase of treasury stock	—	3,321
Disbursed out of treasury stock	—	(1,036)
Common shares repurchased under share repurchase program	—	—
Common shares issued under dividend reinvestment plan	11,659	—
Common shares issued under compensation plan for Boards of Directors	—	(3,990)
Common shares issued under employee stock purchase plan	—	(6,876)
Shares at March 31, 2026	36,848,602	1,017,603
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of March 31, 2026, Peoples had repurchased an aggregate of 501,999 common shares totaling $14.2 million under the share repurchase program. During the first quarters of 2026 and 2025, there were no purchases under the share repurchase program.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At March 31, 2026, Peoples had no preferred shares issued or outstanding.
On January 19, 2026, Peoples' Board of Directors declared a quarterly cash dividend of $0.41 per common share, payable on February 17, 2026, to shareholders of record on February 2, 2026. On April 20, 2026, People's Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on May 18, 2026 to shareholders of record on May 4, 2026. The following table details the cash dividends declared per common share during the first two quarters of 2026 as of April 2026 and the comparable periods of 2025:

	2026	2025
First quarter	$0.41	$0.40
Second quarter	0.42	0.41
Total dividends declared	$0.83	$0.81

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the three months ended March 31, 2026, as related items impact the income statement:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2025	$(71,019)	$391	$(70,628)
Other comprehensive income (loss), net of reclassifications and tax	(5,419)	5	(5,414)
Balance, March 31, 2026	$(76,438)	$396	$(76,042)

Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $1.5 million during the three months ended March 31, 2026 and the three months ended March 31, 2025.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands, except per common share data)	2026	2025
Net income available to common shareholders	$29,006	$24,336
Less: Dividends paid on unvested common shares	200	210
Less: Undistributed income allocated to unvested common shares	54	37
Net earnings allocated to common shareholders	$28,752	$24,089

Weighted-average common shares outstanding	35,108,649	34,895,723
Effect of potentially dilutive common shares	376,775	401,412
Total weighted-average diluted common shares outstanding	35,485,424	35,297,135

Earnings per common share:
Basic	$0.82	$0.69
Diluted	$0.81	$0.68
Anti-dilutive common shares excluded from calculation:
Restricted common shares	270,656	149,082
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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At March 31, 2026, Peoples had entered into five interest rate swap contracts with an aggregate notional value of $45.0 million. Peoples will pay a fixed rate of interest for up to three years while receiving a floating rate component of interest equal to the term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At both March 31, 2026 and December 31, 2025, the interest rate swaps were designated as cash flow hedges of $45.0 and $45.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges and deemed highly effective, all changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR of the swaps to ensure effectiveness of the cash flow hedge. For the three months ended March 31, 2026, and 2025, Peoples recorded reclassifications of gains to earnings of $0.2 million and $0.4 million, respectively. During the next 12 months, Peoples estimates that $0.4 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amount	$45,000	$45,000
Weighted average pay rates	2.52%	2.52%
Weighted average receive rates	3.90%	3.73%
Weighted average maturity	1.1 years	1.3 years
Pre-tax changes in fair value included in AOCI	$518	$512
The following table presents changes in fair value and amounts reclassified from AOCI related to cash flow hedges and recorded in AOCI and in the Consolidated Statements of Comprehensive Income:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Amount of gains (losses) recorded in AOCI, pre-tax	$6	$(661)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$45,000	$510	$45,000	$501
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three months ended March 31, 2026, or at or for the year ended December 31, 2025.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$556,558	$14,357	$548,785	$13,907
Netting Adjustments (a)		(5,522)		(4,700)
Net Derivative Assets on the Balance Sheet	$556,558	$8,835	$548,785	$9,207
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$556,558	$9,111	$548,785	$11,548
Netting Adjustments (a)		(221)		(2,273)
Net Derivatives Liabilities on the Balance Sheet	$556,558	$8,890	$548,785	$9,275
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

Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At March 31, 2026, Peoples Bank had $4.2 million of cash pledged, while counterparties had $3.9 million of cash pledged. Peoples Bank had $4.2 million cash pledged and counterparties had $2.1 million of cash pledged at December 31, 2025. Peoples Bank and the counterparties had no pledged investment securities at March 31, 2026 or at December 31, 2025.
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
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first three months of 2026, Peoples granted an aggregate of 274,781 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. Awards issued in the first quarter of 2026 feature both time-based and performance-based award components, with the performance-based awards tied to Peoples' return on tangible common equity and total shareholder return performance over a three-year period relative to the results of other banks.
The following table summarizes the changes to Peoples’ outstanding restricted common shares for the three months ended March 31, 2026:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2026	127,672	$28.49	547,911	$30.08
Awarded	26,259	31.98	274,781	33.56
Released	(5,047)	28.62	(159,631)	30.30
Forfeited	(4,136)	33.61	(3,547)	31.25
Outstanding at March 31, 2026	144,748	$28.97	659,514	$31.47

The intrinsic value for restricted common shares released was $5.6 million for the three months ended March 31, 2026, compared to $4.8 million for the three months ended March 31, 2025.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Employee stock-based compensation expense:
Stock grant expense	$1,870	$2,430
Employee stock purchase plan expense	34	45
Total employee stock-based compensation expense	1,904	2,475
Non-employee director stock-based compensation expense	131	116
Total stock-based compensation expense	2,035	2,591
Recognized tax benefit	(469)	(604)
Net stock-based compensation expense	$1,566	$1,987
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $11.4 million at March 31, 2026, which will be recognized over a weighted-average period of 2.3 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,376	$4,512
Performance-based commissions (b)	1,204	1,542
Trust and investment income:
Fiduciary income (a)	3,076	2,915
Brokerage income (a)	2,529	2,146
Electronic banking income:
Interchange income (b)	4,903	4,845
Promotional and usage income (a)	1,024	1,040
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,881	1,643
Transaction-based fees (b)	2,386	2,372
Commercial loan swap fees (b)	310	537
Other non-interest income transaction-based fees (b)	674	415
Total revenue from contracts with customers	$22,363	$21,967
Timing of revenue recognition:
Services transferred over time	$12,886	$12,256
Services transferred at a point in time	9,477	9,711
Total revenue from contracts with customers	$22,363	$21,967
(a) Services transferred over time. (b) Services transferred at a point in time.
Peoples records contract assets for income that has been recognized over a period of time for fulfillment of performance obligations to e-banking income and certain insurance income, but payment has not yet been received. This income typically relates to bonuses for which Peoples is eligible, but will not receive until a certain time in the future. Peoples records contract liabilities for payments received for commission income related to the sale of insurance policies, for which the performance obligations have not yet been fulfilled. The contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled, which is over the insurance policy period. Peoples also records contract liabilities for bonuses received related to e-banking income, for which the performance obligations have not yet been fulfilled. These contract liabilities are recognized as income over time, during the period in which the performance obligations are fulfilled.
The following table details the changes in Peoples' contract assets and contract liabilities for the three-month period ended March 31, 2026:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2026	$972	$5,848
Additional income receivable	1	—
Additional deferred income	—	3,062
Recognition of income previously deferred	—	(3,728)
Balance, March 31, 2026	$973	$5,182

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
Lessor Arrangements
Peoples began originating leases with the acquisition of NSL in 2021 and grew its portfolio with the acquisition of Vantage in 2022. The leases for NSL are generally classified as sales-type leases, as the leases are structured with a dollar buyout, whereby the lessee pays one dollar at maturity of the lease to purchase the equipment. The leases for Vantage are generally classified as sales-type leases, as the payment structure and term triggered that accounting treatment, whereby either (i) the lease is structured as a fair market value buyout, whereby the lessee has the option to purchase the leased equipment at its fair market value at maturity of the lease, or (ii) the lessee purchases the leased equipment for one dollar at maturity of the lease. Vantage also originates operating leases, which are generally structured over a shorter term and do not meet the criteria of a sales-type lease. These leases do not typically contain residual value guarantees; however, Peoples reduces its residual asset risk by obtaining a security deposit from the lessee. As a lessor, Peoples originates commercial equipment leases either directly to the customer or indirectly through vendor programs. Equipment leases relate to healthcare, manufacturing, office, restaurant, information technology, general warehousing, storage equipment, vocational trucks and trailers, and other equipment. Leases structured with a fair market value buyout include an estimated residual value, which is assessed for impairment as part of the allowance for credit losses. Certain leases contain renewal options, which are not included in the lease term or lease receivable, as they are not considered by Peoples to be reasonable certain as they are at the discretion of the lessee. When Peoples originates an operating lease, it records an operating lease asset recognized in “Other assets” which is depreciated over its useful life. Operating leases assets are assessed for impairment consistent with Peoples’ fixed assets.
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

The table below details Peoples' lease income:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Interest and fees on leases (a)	$8,578	$10,198
Lease income	4,581	3,468
Total lease income	$13,159	$13,666
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Lease payments receivable, at amortized cost	$374,558	$393,089
Estimated residual values	31,088	33,125
Initial direct costs	5,028	5,535
Deferred revenue	(60,448)	(66,100)
Net investment in leases	350,226	365,649
Allowance for credit losses - leases	(15,304)	(16,475)
Net investment in leases, after allowance for credit losses	$334,922	$349,174
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2026	$77,584
Year ending December 31, 2027	75,556
Year ending December 31, 2028	86,635
Year ending December 31, 2029	59,616
Year ending December 31, 2030	55,349
Thereafter	19,818
Lease payments receivable, at amortized cost	$374,558
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At March 31, 2026, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Operating lease expense	$623	$713
Short-term lease expense	385	363
Variable lease expense	10	9
Total lease expense	$1,018	$1,085

Lease payments are discounted using Peoples’ incremental borrowing rate, consistent with what Peoples would pay to borrow on a collateralized basis over a term similar to each lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	March 31, 2026	December 31, 2025
ROU assets:
Other assets	$8,815	$9,340
Lease liabilities:
Accrued expenses and other liabilities	$9,387	$9,912
Other information:
Weighted-average remaining lease term	8.7 years	8.7 years
Weighted-average discount rate	4.17%	4.16%
Additions for ROU assets obtained during the year	$—	$1,333
During both the three months ended March 31, 2026 and 2025, Peoples paid cash of $0.6 million and $0.7 million for operating leases, respectively.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining nine months ending December 31, 2026	$1,789
Year ending December 31, 2027	2,146
Year ending December 31, 2028	1,625
Year ending December 31, 2029	1,173
Year ending December 31, 2030	671
Thereafter	3,937
Total undiscounted lease payments	$11,341
Imputed interest	$(1,954)
Total lease liabilities	$9,387
Note 14 Subsequent Events

The Company has evaluated all events occurring after March 31, 2026 through April 30, 2026, the date the interim unaudited financial statements for the period ending March 31, 2026 were available to be issued, to determine whether any event required either recognition or disclosure in the financial statements.
Merger Agreement
On April 21, 2026 Peoples announced the signing of a definitive agreement and plan of merger (the "Merger Agreement") pursuant to which Peoples will acquire Citizens National Corporation (“Citizens"), a bank holding company headquartered in Paintsville, Kentucky, and the parent company of Citizens Bank of Kentucky, Inc. (“Citizens Bank”), in a cash and stock transaction. Under the terms of the Merger Agreement, Citizens will merge with and into Peoples (the “Merger”), and Citizens Bank will subsequently merge with and into Peoples’ wholly owned subsidiary, Peoples Bank, in a transaction valued at approximately $76.6 million. As of March 31, 2026, Citizens had, on a consolidated basis, $686 million in total assets, which included $342 million in gross loans, and $586 million in total deposits.
According to the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both companies, shareholders of Citizens will receive 2.10 shares of Peoples common stock plus $8.00 in cash for each share of Citizens’ common stock. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange for Citizens stockholders for the stock consideration received.
The acquisition is expected to close during the second half of 2026, subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of Citizens.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three months ended March 31, 2026 and March 31, 2025. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the interest rate policies of the Federal Reserve Board, the completion and successful integration of acquisitions, including the pending merger with Citizens National Corporation (the "Citizens Merger"), and the expansion of commercial and consumer lending activities;
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
(19)Peoples' ability to secure confidential information and avoid misappropriation of confidential information in connection with the delivery of products and services through the use of computer systems and telecommunications networks, including those of Peoples' third-party vendors and other service providers, which may prove inadequate, and could adversely affect customer confidence in Peoples and/or result in Peoples incurring a financial loss;
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
(24)the impact on Peoples' businesses, personnel, facilities, or systems of losses related to acts of fraud, theft, misappropriation or violence;
(25)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters including severe weather events, pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts including Russia's ongoing war on Ukraine, the continued U.S. political and military presence in Venezuela, and the conflict in Iran (and the resulting disruptions in oil, energy and other commodity markets and supply chains);
(26)the potential deterioration of the U.S. economy due to financial, political or other shocks;
(27)the potential influence on the U.S. financial markets and economy from the effects of climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
(28)the impact on Peoples' businesses and operating results of any costs associated with obtaining rights in intellectual property claimed by others and adequately protecting Peoples' intellectual property;
(29)risks and uncertainties associated with Peoples' entry into new geographic markets and risks resulting from Peoples' inexperience in these new geographic markets;
(30)changes in laws or regulations imposed by Peoples' regulators impacting Peoples' capital actions, including dividend payments and share repurchases;

(31)the vulnerability of Peoples' network and online banking portals, and the systems of parties with whom Peoples contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
(32)regulatory and legal matters, including the failure to resolve any outstanding matters on a timely basis and the potential of new regulatory matters, litigation, or other legal actions, which may result in, among other things, additional costs, fines, penalties, restrictions on our business activities, reputational harm, or other adverse consequences;
(33)the impact on Peoples of increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(34)the effect of a fall in stock market prices on Peoples' asset and wealth management business
(35)the risk that the proposed Citizens Merger is not completed as a result of a failure to satisfy the conditions to the Citizens Merger, including receipt of required regulatory, shareholder and other approvals;
(36)the possibility that the anticipated benefits of the proposed Citizens Merger, including expected revenue synergies and cost savings, will not be realized or will not be realized within expected time periods;
(37)Peoples' ability to integrate the Citizens Merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(38)the risk that energy tax credits purchased and used by People to reduce tax liabilities will be disallowed by the IRS; and
(39)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2025 Form 10-K and under the heading "Part II" of this Form 10-Q.
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
This discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements, and Notes to the Audited Consolidated Financial Statements, contained in Peoples’ 2025 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance and Peoples Life Premium Finance divisions. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of March 31, 2026, Peoples had 144 locations, including 127 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.

Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at March 31, 2026, which have been disclosed in Peoples' 2025 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with the policies disclosed in Peoples’ 2025 Form 10-K.
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
◦On April 21, 2026, Peoples announced the signing of a definitive agreement and plan of merger pursuant to which Peoples will acquire Citizens National Corporation ("Citizens"), a bank holding company headquartered in Paintsville, Kentucky, and the parent company of Citizens Bank of Kentucky, Inc. ("Citizens Bank"), in a cash and stock transaction. Under the terms of the agreement and plan of merger, Citizens will merge with and into Peoples, and Citizens Bank will subsequently merge with and into Peoples Bank, in a transaction valued at approximately $76.6 million.
◦For the first quarter of 2026, Peoples recorded a provision for credit losses of $9.7 million, compared to a provision for credit losses of $8.1 million for the linked quarter and a provision for credit losses of $10.2 million for the first quarter of 2025. The provision for credit losses for the first quarter of 2026 was primarily driven by net charge-offs and a deterioration in the macroeconomic forecasts used within the CECL model. The provision for credits losses for the linked quarter was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. The provision for credit losses for the first quarter of 2025 was primarily driven by net charge-offs. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
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
EXECUTIVE SUMMARY
Peoples reported net income of $29.0 million for the first quarter of 2026, representing earnings per diluted common share of $0.81. In comparison, Peoples reported net income of $31.8 million, representing earnings per diluted common share of $0.89, for the fourth quarter of 2025, and net income of $24.3 million, representing earnings per diluted common share of $0.68, for the first quarter of 2025. Non-core items negatively impacted earnings per diluted common share by $0.01 for the first quarter of 2026, $0.04 for the fourth quarter of 2025, and $0.01 for the first quarter of 2025.
Net interest income was $90.4 million for the first quarter of 2026, a decrease of $0.6 million when compared to the linked quarter. Net interest margin was 4.16% for the first quarter of 2026, compared to 4.12% for the linked quarter. The decrease in net interest income was primarily driven by a decrease in accretion income coupled with fewer days in the quarter compared to the linked quarter. The increase in net interest margin was driven by a reduction in deposit costs. Net interest income for the first quarter of 2026 increased $5.2 million, or 6%, compared to the first quarter of 2025. Net interest margin increased 4 basis points when compared to the first quarter of 2025. The increase in net interest income compared to the first quarter of 2025 was driven by lower deposit and borrowing costs.
Accretion income, net of amortization expense, was $1.3 million for the first quarter of 2026, $1.8 million for the fourth quarter of 2025 and $3.5 million for the first quarter of 2025, which added 6 basis points, 8 basis points and 17 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2026 when compared to the first quarter of 2025 was driven by less accretion recognized in the current period from the 2023 merger with Limestone Bancorp, Inc. ("Limestone Merger").
The provision for credit losses was $9.7 million for the first quarter of 2026, compared to a provision for credit losses of $8.1 million for the linked quarter and a provision for credit losses of $10.2 million for the first quarter of 2025. The provision for credit losses for the first quarter of 2026 was primarily driven by net charge-offs and a deterioration in the economic forecasts used within the CECL model. The provision for credits losses for the linked quarter was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. The provision for credit losses for the first quarter of 2025 was primarily driven by net charge-offs. Net charge-offs for the first quarter of 2026 were $6.6 million, or 0.40% of average total loans annualized, compared to net charge-offs of $7.4 million, or 0.44% of average total loans annualized, for the linked quarter and net charge-offs of $8.1 million, or 0.52% of average total loans annualized, for the first quarter of 2025. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the first quarter of 2026 was $0.4 million, compared to a net loss of $2.0 million for the linked quarter and a net loss of $0.4 million for the first quarter of 2025. The net losses for the first quarter of 2026 and for the first quarter of 2025 were driven by losses on repossessed assets. The net loss for the linked quarter was driven by a $0.9 million net loss on the sale of an OREO property and a $0.8 million loss on the redemption of subordinated debt.
Total non-interest income, excluding net gains and losses, for the first quarter of 2026 increased $0.4 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by an increase of $1.1 million in insurance income, driven by annual performance-based commissions typically received in the first quarter of each year, partially offset by a decrease of $0.4 million in electronic banking income and $0.4 million in deposit account service charges, which are seasonally higher in the fourth quarter of each year. Compared to the first quarter of 2025, total non-interest income, excluding net gains and losses, increased $1.2 million, due to an increase of $1.1 million in lease income, driven by an increase in operating lease income, and an increase of $0.5 million in trust and investment income, which was driven by an increase in assets under administration and management, partially offset by a decrease of $0.5 million in insurance income, driven by lower annual performance-based commissions.
Total non-interest expense increased $0.3 million for the three months ended March 31, 2026, compared to the linked quarter. The increase in total non-interest expense was primarily due to increases of $0.7 million in salaries and employee benefit costs, driven by up-front expense on stock grants to retirement-eligible employees and employer health savings account contributions, $0.3 million in operating lease expense, and $0.2 million in net occupancy and equipment expense. These increases were partially offset by decreases of $0.5 million in amortization of other intangible assets and $0.4 million in professional fees, driven by lower legal expenses.
Compared to the first quarter of 2025, total non-interest expense increased $0.8 million, or 1%. The increase in total non-interest expense was primarily driven by increases of $0.8 million in operating lease expense, $0.6 million in net occupancy and equipment expense, driven by higher property taxes, and $0.5 million in data processing and software expense, due to costs associated with recent technology projects, partially offset by a decreases of $0.5 million in amortization of other intangible assets and $0.5 million in other non-interest expense, driven by lower corporate expenses.
The efficiency ratio for the first quarter of 2026 was 58.6%, compared to 57.8% for the linked quarter and 60.7% for the first quarter of 2025. The efficiency ratio increased slightly compared to the linked quarter mainly as the result of higher non-interest expense, driven by increased salaries and employee benefits costs.
Peoples recorded income tax expense of $8.3 million with an effective tax rate of 22.3% for the first quarter of 2026, compared to income tax expense of $6.2 million with an effective tax rate of 16.4% for the linked quarter, and income tax expense of $7.0 million with an effective tax rate of 22.4% for the first quarter of 2025. The increase in income tax expense and the effective tax rate when compared to the linked quarter was impacted by updates to state apportionment in the fourth quarter of 2025, reducing expense by $0.9 million, and a $0.7 million benefit relating to tax credits purchased in the linked quarter. The increase in income tax expense when compared to the quarter ended March 31, 2025 was driven by higher pretax income.
Total assets were $9.65 billion as of March 31, 2026, $9.65 billion at December 31, 2025, and $9.25 billion at March 31, 2025. Total assets at March 31, 2026 remained flat when compared to at December 31, 2025 due to an increase in total loan and leases largely offset by a decrease in total investment securities. Total assets at March 31, 2026 increased compared to at March 31, 2025 due to increases of $341.7 million in total loans and leases and $83.1 million in total investment securities.
Total liabilities were $8.43 billion at March 31, 2026, down slightly from $8.44 billion at December 31, 2025, and up from $8.11 billion at March 31, 2025. The decrease in total liabilities when compared to at December 31, 2025 was primarily due to a decrease of $24.4 million in short-term borrowings and a decrease of $18.7 million in long-term borrowings, partially offset by an increase of $38.2 million in period-end total deposits. The increase in total liabilities when compared to at March 31, 2025 was primarily due increases of $486.6 million in short-term borrowings, partially offset by a decrease of $86.3 million in period-end deposits. The decrease in total deposits was primarily driven by a decrease of $196.4 million in brokered deposits, partially offset by increases of $60.2 million in non-interest bearing deposits, $24.7 million in interest-bearing demand accounts, and $24.0 million in savings accounts.
Total stockholders' equity at March 31, 2026 increased $9.4 million compared to at December 31, 2025, which was primarily due to net income for the quarter of $29.0 million, partially offset by dividends paid of $14.7 million and an increase of $5.4 million in accumulated other comprehensive loss. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $76.4 million and $71.0 million at March 31, 2026 and at December 31, 2025, respectively. Total stockholders' equity at March 31, 2026 increased by $78.2 million compared to at March 31, 2025 and was impacted by net income of $111.4 million in the last twelve months and a decrease in accumulated other comprehensive loss of $19.6 million, partially offset by dividends paid of $58.6 million.
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
The following table details the calculation of FTE net interest income:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Net interest income	$90,420	$91,049	$85,255
Taxable equivalent adjustment	245	266	283
FTE net interest income	$90,665	$91,315	$85,538

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$82,872	$790	3.87%	$77,906	$773	3.94%	$88,919	$900	4.10%
Investment securities (a)(b):
Taxable	1,807,384	16,526	3.66%	1,824,162	17,108	3.75%	1,718,453	15,372	3.58%
Nontaxable	154,566	1,032	2.67%	162,328	1,121	2.76%	178,582	1,226	2.75%
Total investment securities	1,961,950	17,558	3.58%	1,986,490	18,229	3.67%	1,897,035	16,598	3.50%
Loans (b)(c):
Construction	289,892	4,586	6.33%	272,994	5,108	7.32%	313,130	5,572	7.12%
Commercial real estate, other	2,251,931	34,658	6.16%	2,258,134	35,222	6.10%	2,069,134	33,260	6.43%
Commercial and industrial	1,554,825	25,110	6.46%	1,500,548	24,910	6.50%	1,336,133	23,332	6.98%
Premium finance	238,918	4,553	7.62%	260,833	4,868	7.30%	259,241	5,585	8.62%
Leases	355,857	8,578	9.64%	368,453	9,663	10.26%	395,161	10,198	10.32%
Residential real estate (d)	958,354	13,049	5.45%	978,507	13,143	5.37%	956,049	12,215	5.11%
Home equity lines of credit	256,543	4,404	6.96%	251,730	4,771	7.52%	233,522	4,382	7.61%
Consumer, indirect	700,411	11,293	6.54%	703,178	11,590	6.54%	674,211	10,548	6.34%
Consumer, direct	128,423	2,487	7.85%	127,434	2,538	7.90%	117,881	2,234	7.69%
Total loans	6,735,154	108,718	6.47%	6,721,811	111,813	6.54%	6,354,462	107,326	6.77%
Allowance for credit losses	(75,284)			(74,351)			(63,060)
Net loans	6,659,870	108,718	6.54%	6,647,460	111,813	6.61%	6,291,402	107,326	6.84%
Total earning assets	8,704,692	127,066	5.85%	8,711,856	130,815	5.92%	8,277,356	124,824	6.04%
Goodwill and other intangible assets	392,490			394,409			401,344
Other assets	503,926			524,509			516,767
Total assets	$9,601,108			$9,630,774			$9,195,467
Interest-bearing deposits:
Savings accounts	$903,050	$183	0.08%	$886,250	$185	0.08%	$879,301	$250	0.12%
Governmental deposit accounts	782,543	3,923	2.03%	774,267	4,278	2.19%	781,782	4,652	2.41%
Interest-bearing demand accounts	1,055,685	572	0.22%	1,053,419	611	0.23%	1,083,999	490	0.18%
Money market accounts	925,668	4,541	1.99%	959,627	5,220	2.16%	914,076	5,291	2.35%
Retail CDs	1,973,029	16,458	3.38%	1,999,726	17,745	3.52%	1,939,364	18,434	3.85%
Brokered CDs (e)	301,470	2,954	3.97%	412,883	4,196	4.03%	564,660	6,046	4.34%
Total interest-bearing deposits	5,941,445	28,631	1.95%	6,086,172	32,235	2.10%	6,163,182	35,163	2.31%
Borrowed funds:
Short-term FHLB advances (e)	368,289	3,382	3.72%	128,782	1,294	3.99%	32,822	343	4.24%
Repurchase agreements and other	182,081	1,577	3.46%	300,347	2,907	3.87%	23,742	165	2.83%
Total short-term borrowings	550,370	4,959	3.64%	429,129	4,201	3.91%	56,564	508	3.63%
Long-term FHLB advances	117,467	1,155	3.99%	131,169	1,328	4.02%	131,769	1,302	4.01%
Long-term notes payable	41,628	747	7.18%	40,908	734	7.18%	50,341	895	7.10%
Other long-term borrowings (f)	31,839	909	11.42%	39,167	1,002	10.01%	54,990	1,418	10.32%
Total long-term borrowings	190,934	2,811	5.92%	211,244	3,064	5.74%	237,100	3,615	6.13%
Total borrowed funds	741,304	7,770	4.23%	640,373	7,265	4.51%	293,664	4,123	5.65%
Total interest-bearing liabilities	6,682,749	36,401	2.21%	6,726,545	39,500	2.33%	6,456,846	39,286	2.47%
Non-interest-bearing deposits	1,604,708			1,605,305			1,498,964
Other liabilities	95,283			102,419			116,797
Total liabilities	8,382,740			8,434,269			8,072,607
Total stockholders’ equity	1,218,368			1,196,505			1,122,860
Total liabilities and stockholders’ equity	$9,601,108			$9,630,774			$9,195,467
Interest rate spread (b)		$90,665	3.64%		$91,315	3.59%		$85,538	3.57%
Net interest margin (b)			4.16%			4.12%			4.12%

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
(f)Included in other long-term borrowings are trust preferred securities and floating rate junior deferrable interest debentures.

The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended March 31, 2026 Compared to
(Dollars in thousands)	December 31, 2025			March 31, 2025
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(19)	$36	$17	$(49)	$(61)	$(110)
Investment Securities (b):
Taxable	(324)	(258)	(582)	(353)	1,507	1,154
Nontaxable	(36)	(53)	(89)	(24)	(170)	(194)
Total investment income	(360)	(311)	(671)	(377)	1,337	960
Loans (b):
Construction	(720)	198	(522)	(572)	(414)	(986)
Commercial real estate, other	296	(859)	(563)	(1,539)	2,937	1,398
Commercial and industrial	(140)	340	200	(2,041)	3,819	1,778
Premium finance	191	(506)	(315)	(594)	(438)	(1,032)
Leases	(443)	(642)	(1,085)	(77)	(1,543)	(1,620)
Residential real estate	185	(279)	(94)	825	9	834
Home equity lines of credit	(353)	(14)	(367)	(410)	432	22
Consumer, indirect	—	(297)	(297)	335	410	745
Consumer, direct	(15)	(36)	(51)	53	200	253
Total loan income	(999)	(2,095)	(3,094)	(4,020)	5,412	1,392
Total interest income	$(1,378)	$(2,370)	$(3,748)	$(4,446)	$6,688	$2,242
INTEREST EXPENSE:
Deposits:
Savings accounts	1	1	2	74	(7)	67
Interest-bearing demand accounts	27	12	39	(95)	13	(82)
Money market accounts	385	294	679	817	(67)	750
Governmental deposit accounts	307	48	355	734	(5)	729
Retail CDs	670	617	1,287	2,297	(320)	1,977
Brokered CDs	43	1,199	1,242	274	2,818	3,092
Total deposit cost	1,433	2,171	3,604	4,101	2,432	6,533
Borrowed funds:
Short-term borrowings	387	(1,145)	(758)	785	(5,236)	(4,451)
Long-term borrowings	(104)	356	252	(89)	892	803
Total borrowed funds cost	283	(789)	(506)	696	(4,344)	(3,648)
Total interest expense	1,716	1,382	3,098	4,797	(1,912)	2,885
FTE net interest income	$338	$(988)	$(650)	$351	$4,776	$5,127
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $90.4 million for the first quarter of 2026 a decrease of $0.6 million when compared to the linked quarter. Net interest margin was 4.16% for the first quarter of 2026, compared to 4.12% for the linked quarter. The decrease in net interest income was primarily driven by a decrease in accretion income coupled with fewer days in the quarter compared to the linked quarter. The increase in net interest margin was driven by a reduction in deposit costs.
Net interest income for the first quarter of 2026 increased $5.2 million, or 6%, compared to the first quarter of 2025. Net interest margin increased 4 basis points when compared to the first quarter of 2025. The increase in net interest income and net interest margin was primarily driven by lower deposit and borrowing costs.
Accretion income, net of amortization expense, was $1.3 million for the first quarter of 2026, $1.8 million for the linked quarter and $3.5 million for the first quarter of 2025, which added 6 basis points, 8 basis points and 17 basis points, respectively, to net interest margin. The decrease in accretion income for the first quarter of 2026 when compared to the first quarter of 2025 was driven by less accretion recognized in the current period from the 2023 Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Provision for other credit losses	$9,415	$7,801	$10,035
Provision for checking account overdraft credit losses	279	249	155
Provision for credit losses	$9,694	$8,050	$10,190
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the first quarter of 2026 was primarily driven by net charge-offs and a deterioration in the economic forecasts used within the CECL model. The provision for credit losses for the linked quarter of 2025 was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases.
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

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Net (loss) gain on investment securities	$—	$(77)	$(2)
Net loss on asset disposals and other transactions:
Net loss on other assets	(384)	(210)	(330)
Net (loss) gain on OREO	(26)	(851)	20
Net loss on other transactions	—	(847)	(51)
Net loss on asset disposals and other transactions	$(410)	$(1,908)	$(361)
The net loss on other assets for the first quarter of 2026 was driven by losses on repossessed assets. The net losses for the linked quarter were primarily driven by a $0.9 million net loss on the sale of an OREO property and a $0.8 million loss on the redemption of subordinated debt. The net loss on other assets reported for the first quarter of 2025 was driven by the losses recorded on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 24% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the first quarter of 2026, consistent with the linked quarter and the first quarter of 2025.
For the first quarter of 2026, e-banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
E-banking income	$5,927	$6,329	$5,885
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
The following table details Peoples' insurance income:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Property and casualty insurance commissions	$3,679	$3,844	$3,823
Performance-based commissions	1,204	5	1,542
Life and health insurance commissions	697	671	689
Insurance income	$5,580	$4,520	$6,054
Peoples' insurance income for the first quarter of 2026 increased $1.1 million when compared to the linked quarter due to seasonal performance-based commissions paid in the first quarter of each year. Insurance income for the first quarter of 2026 decreased $0.5 million when compared to the first quarter of 2025 due to lower commissions based on the performance of the policies written during 2025.
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

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Fiduciary income	$2,282	$2,294	$2,092
Brokerage income	2,529	2,576	2,146
Employee benefit fees	794	822	823
Trust and investment income	$5,605	$5,692	$5,061
Brokerage income in the first quarter of 2026 remained flat when compared to the linked quarter and increased compared to the first quarter of 2025 which was driven by an increase in assets under administration and management.
The following table details Peoples' assets under administration and management:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
(Dollars in thousands)
Trust	$2,178,467	$2,219,650	$2,271,536	$2,138,439	$2,037,992
Brokerage	$1,844,940	$1,846,084	$1,800,781	$1,724,311	$1,626,768
Total	$4,023,407	$4,065,734	$4,072,317	$3,862,750	$3,664,760
Quarterly average	$4,091,841	$4,065,195	$3,955,007	$3,736,778	$3,711,527
The decrease in assets under administration and management at March 31, 2026 compared to at December 31, 2025 was driven by market value fluctuations. The increase in assets under administration and management at March 31, 2026 when compared to at March 31, 2025 was primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Overdraft and non-sufficient funds fees	$2,210	$2,401	$2,103
Account maintenance fees	1,881	1,966	1,644
Other fees and charges	176	250	268
Deposit account service charges	$4,267	$4,617	$4,015
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges decreased for the first quarter of 2026 compared to the linked quarter due to the seasonality of customer activity. Deposit account service charges increased when comparing the first quarter of 2026 to the first quarter of 2025 due to higher maintenance fees driven by the volume of accounts.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Lease income	4,581	4,290	3,468
Other non-interest income	1,166	1,099	1,450
Bank owned life insurance income	1,162	1,173	1,133
Mortgage banking income	376	537	396
Lease income is primarily comprised of (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments beyond maturity of the net investment in the lease, net of any associated purchase accounting adjustment, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (vi) syndication income. Lease income for the first quarter of 2026 increased compared to the linked quarter due to operating lease income. The increase when compared to the first quarter of 2025 was driven by increases in operating lease income and gains on early terminated Vantage leases.
Other non-interest income remained relatively flat for the first quarter of 2026 when compared to the linked quarter and decreased when compared to the first quarter of 2025 due to lower swap fee income which is driven by customer demand.
BOLI income for the first quarter of 2026 remained flat when compared to the linked quarter and to the prior year quarter.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the first quarter of 2026 decreased when compared to the linked quarter and was primarily driven by the decreased volume in loans sold as more production was kept on the balance sheet relative to prior periods.
In the first quarter of 2026, Peoples sold $6.0 million in loans into the secondary market with servicing retained and $3.6 million in loans with servicing released, compared to $8.6 million and $8.7 million, respectively, in the fourth quarter of 2025, and $0.2 million and $4.7 million, respectively, in the first quarter of 2025.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Base salaries and wages	$25,447	$24,991	$24,618
Sales-based and incentive compensation	5,415	7,751	6,491
Employee benefits	5,606	4,896	4,522
Payroll taxes and other employment costs	2,659	2,023	2,779
Stock-based compensation	1,904	1,243	2,475
Deferred personnel costs	(1,196)	(1,786)	(1,064)
Salaries and employee benefit costs	$39,835	$39,118	$39,821
Full-time equivalent employees:
Actual at end of period	1,458	1,454	1,460
Average during the period	1,457	1,452	1,467
Base salaries and wages for the first quarter of 2026 increased compared to the linked quarter and to the first quarter of 2025, primarily driven by annual merit increases.
Sales-based and incentive compensation decreased for the first quarter of 2026 compared to the linked quarter and the same period of 2025 and was driven by a decrease in corporate incentives.
The increase in employee benefits for the first quarter of 2026 compared to the linked quarter and to the first quarter of 2025 was primarily related to higher medical costs.
Payroll taxes and other employment costs for the first quarter of 2026 increased compared to the linked quarter due to the seasonal expenses recognized in the first quarter of each year.
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
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the first quarter of 2026 decreased when compared to the fourth quarter of 2025 and increased compared to the first quarter of 2025, which is driven by loan volume.

Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Depreciation	$2,142	$2,162	$2,125
Repairs and maintenance costs	1,794	1,691	1,923
Property taxes, utilities and other costs	1,365	1,190	546
Net rent expense	923	937	1,018
Net occupancy and equipment expense	$6,224	$5,980	$5,612
Net occupancy and equipment expense increased for the first quarter of 2026 compared to the linked quarter and the first quarter of 2025 due to increased property taxes.
The following table details the other items included in total non-interest expense:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Data processing and software expense	$7,536	$7,401	$7,005
Professional fees	2,753	3,168	3,087
Amortization of other intangible assets	1,697	2,210	2,213
E-banking expense	2,081	2,120	2,025
FDIC insurance premiums	1,410	1,350	1,251
Other loan expenses	1,123	1,219	1,119
Operating lease expense	1,804	1,513	985
Marketing expense	886	1,059	903
Travel and entertainment expense	583	556	500
Communication expense	589	589	734
Franchise tax expense	1,004	845	929
Other non-interest expense	4,110	4,166	4,603
Data processing and software expenses for the first quarter of 2026 increased compared to the linked quarter and same period in 2025 due to costs associated with recent technology projects.
Professional fees for the first quarter of 2026 decreased when compared to the linked quarter and same period of 2025 due to decreased legal expenses.
Amortization of other intangible assets for the first quarter of 2026 decreased $0.5 million compared to the linked quarter and to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by the timing and volume of customer activity. E-banking expense remained flat compared to both the linked quarter and the first quarter of 2025.
Peoples' FDIC insurance premiums for the first quarter of 2026 increased slightly due to an increase in average assets when compared to the linked quarter and the first quarter of 2025.
Other loan expenses during the first quarter of 2026 decreased slightly when compared to the linked quarter and remained flat when compared to the first quarter of 2025. The decrease compared to the linked quarter was driven by decreased business loan filing fees.
Operating lease expense, which is the depreciation of operating lease assets, increased when compared to the linked quarter and the first quarter of 2025, driven by the increased volume of leases.
Marketing expense for the first quarter of 2026 decreased when compared to the linked quarter primarily driven by lower advertising expense.
Travel and entertainment expenses remained flat compared to the linked quarter and to the first quarter of 2025.
Communication expense remained flat for the first quarter of 2026 when compared to the linked quarter and decreased compared to the first quarter of 2025 due to branch-related costs.

Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase in franchise tax expense for the first quarter of 2026 compared to the linked quarter driven by increased rates.
Other non-interest expense for the first quarter of 2026 remained flat when compared to the linked quarter and decreased compared to the first quarter of 2025 primarily due to lower corporate expenses.
Income Tax Expense
Peoples recorded income tax expense of $8.3 million with an effective tax rate of 22.3% for the first quarter of 2026, compared to income tax expense of $6.2 million with an effective tax rate of 16.4% for the linked quarter and income tax expense of $7.0 million with an effective tax rate of 22.4% for the first quarter of 2025. The increase in income tax expense and the effective tax rate when compared to the linked quarter was impacted by updates to state apportionment in the fourth quarter of 2025, reducing expense by $0.9 million, and a $0.7 million benefit relating to tax credits purchased in the linked quarter. The increase in income tax expense when compared to March 31, 2025 was driven by higher pretax income.
Additional information regarding income taxes can be found in "Note 13 Income Taxes" of the Notes to the Consolidated Financial Statements included in Peoples' 2025 Form 10-K.
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
The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Pre-provision net revenue:
Income before income taxes	$37,345	$37,977	$31,377
Add: provision for credit losses	9,694	8,050	10,190
Add: loss on OREO	26	851	—
Add: loss on investment securities	—	77	2
Add: loss on other assets	384	210	330
Add: loss on other transactions	—	847	51
Less: gain on OREO	—	—	20
Pre-provision net revenue	$47,449	$48,012	$41,930
The decrease in the PPNR for the first quarter of 2026 compared to the linked quarter was driven by a decrease in net interest income due to less days in the quarter compared to the linked quarter coupled with lower accretion income. PPNR for the first quarter of 2026 increased compared to the first quarter of 2025, primarily due to higher net interest income, driven by lower borrowing and deposit costs.
Efficiency Ratio (Non-US GAAP)
The efficiency ratio is a key financial measure used to monitor performance. The efficiency ratio is calculated as total non-interest expense (less amortization of other intangible assets) as a percentage of FTE net interest income plus total non-interest income excluding net gains and losses. This measure represents a Non-US GAAP financial measure since it excludes amortization of other intangible assets and all gains and losses included in earnings, and uses FTE net interest income.

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Efficiency ratio:
Total non-interest expense	$71,635	$71,294	$70,787
Less: amortization of other intangible assets	1,697	2,210	2,213
Adjusted total non-interest expense	69,938	69,084	68,574
Total non-interest income	28,254	26,272	27,099
Less: net loss on investment securities	—	(77)	(2)
Less: net loss on asset disposals and other transactions	(410)	(1,908)	(361)
Total non-interest income excluding net losses	28,664	28,257	27,462
Net interest income	90,420	91,049	85,255
Add: FTE adjustment (a)	245	266	283
Net interest income on an FTE basis	90,665	91,315	85,538
Adjusted revenue	$119,329	$119,572	$113,000
Efficiency ratio	58.61%	57.78%	60.68%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the first quarter of 2026 was 58.6%, compared to 57.8% for the linked quarter and 60.7% for the first quarter of 2025. The efficiency ratio increased compared to the linked quarter mainly due to an increase in non-interest expenses resulting from certain expenses that are usually recognized in the first quarter of each year, coupled with lower accretion income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)

Annualized net income adjusted for non-core items:
Net income	$29,006	$31,754	$24,336
Add: net loss on investment securities	—	77	2
Less: tax effect of net loss on investment securities (a)	—	16	—
Add: net loss on asset disposals and other transactions	410	1,908	361
Less: tax effect of net loss on asset disposals and other transactions (a)	86	401	76
Add: acquisition-related expenses	—	—	—
Less: tax effect of acquisition-related expenses (a)	—	—	—
Net income adjusted for non-core items (after tax)	$29,330	$33,322	$24,623
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$117,635	$125,981	$98,696
Annualized net income adjusted for non-core items (after tax)	$118,949	$132,201	$99,860
Return on average assets:
Annualized net income	$117,635	$125,981	$98,696
Total average assets	9,601,108	9,630,774	9,195,467
Return on average assets	1.23%	1.31%	1.07%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$118,949	$132,201	$99,860
Total average assets	9,601,108	9,630,774	9,195,467
Return on average assets adjusted for non-core items (after tax)	1.24%	1.37%	1.09%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets and the return on average assets adjusted for non-core items for the first quarter of 2026 decreased when compared to the linked quarter due to lower annualized net income which was driven by lower interest income, attributable to fewer days in the period and less accretion income. The increase in the return on average assets and return on average assets adjusted for non-core items for the first quarter of 2026, compared to the first quarter of 2025, was attributable to an increase in annualized net income driven by an increase in net interest income.
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

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
(Dollars in thousands)
Annualized net income excluding amortization of other intangible assets:
Net income	$29,006	$31,754	$24,336
Add: amortization of other intangible assets	1,697	2,210	2,213
Less: tax effect of amortization of other intangible assets (a)	356	464	465
Net income excluding amortization of other intangible assets	$30,347	$33,500	$26,084
Days in the period	90	92	90
Days in the year	365	365	365
Annualized net income	$117,635	$125,981	$98,696
Annualized net income excluding amortization of other intangible assets	$123,074	$132,908	$105,785
Average tangible equity:
Total average stockholders' equity	$1,218,368	$1,196,505	$1,122,860
Less: average goodwill and other intangible assets	392,490	394,409	401,344
Average tangible equity	$825,878	$802,096	$721,516
Return on total average stockholders' equity ratio:
Annualized net income	$117,635	$125,981	$98,696
Total average stockholders' equity	$1,218,368	$1,196,505	$1,122,860
Return on total average stockholders' equity	9.66%	10.53%	8.79%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$123,074	$132,908	$105,785
Average tangible equity	$825,878	$802,096	$721,516
Return on average tangible equity	14.90%	16.57%	14.66%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income, which was driven by lower interest income, attributable to fewer days in the period and less accretion income. The increases in the return on total average stockholders' equity and average tangible equity ratios for the first quarter of 2026 compared to the same period of 2025 were driven by higher net income due to increased net interest income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At March 31, 2026, Peoples' cash and balances due from banks increased by $4.4 million, while interest-bearing deposits in other banks decreased $3.0 million from December 31, 2025. The total cash and cash equivalents balance included $67.9 million of excess cash reserves being maintained at the FRB of Cleveland at March 31, 2026, compared to $73.2 million at December 31, 2025. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first three months of 2026, Peoples' total cash and cash equivalents increased $1.4 million, driven by inflows of $34.5 million from operating activities, partially offset by cash outflows of $10.8 million for investing activities and $22.2 million for financing activities. Peoples' use of cash in investing activities was driven by an $18.0 million net increase in loans held for investment, partially offset by net cash inflows primarily related to proceeds from investment securities principal payments. The cash used in financing activities was driven by $43.5 million in the net change of short-term and long-term borrowings and outflows of $14.6 million for dividends paid, partially offset by an increase in non-interest bearing deposits of $41.1 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	3.67%	$26,152	$17,580	$17,696	$13,880	$14,343
U.S. government sponsored agencies	3.92%	231,332	206,330	164,132	210,856	213,063
States and political subdivisions	2.25%	165,105	170,832	186,822	193,363	195,505
Residential mortgage-backed securities	2.49%	522,638	544,038	561,517	576,541	593,979
Commercial mortgage-backed securities	2.52%	59,905	41,804	42,510	52,699	52,636
Bank-issued trust preferred securities	3.25%	2,812	3,783	4,229	4,158	4,148
Total fair value		$1,007,944	$984,367	$976,906	$1,051,497	$1,073,674
Total amortized cost		$1,107,248	$1,076,980	$1,078,703	$1,170,092	$1,199,677
Net unrealized loss		$(99,304)	$(92,613)	$(101,797)	$(118,595)	$(126,003)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.42%	$247,148	$261,826	$255,888	$299,183	$222,698
States and political subdivisions (a)	2.48%	138,598	140,607	141,869	142,082	142,276
Residential mortgage-backed securities	4.56%	399,724	423,628	438,101	360,559	290,023
Commercial mortgage-backed securities	2.51%	98,205	96,776	95,966	98,195	98,469
Total amortized cost		$883,675	$922,837	$931,824	$900,019	$753,466
Other investments		$69,903	$68,656	$63,991	$67,538	$51,322
Total investment securities:
Amortized cost		$2,060,826	$2,068,473	$2,074,518	$2,137,649	$2,004,465
Carrying value		$1,961,522	$1,975,860	$1,972,721	$2,019,054	$1,878,462

(a)Amortized cost is presented net of the allowance for credit losses of $233 at March 31, 2026, $236 at December 31, 2025, and $237 at March 31, 2025.
For the first quarter of 2026, available-for-sale investment securities increased when compared to the linked quarter due to purchases of additional U.S. government sponsored securities. Compared to at March 31, 2025, available-for-sale investment securities decreased driven primarily by regular principal payments on residential mortgage-backed securities. Held-to-maturity securities decreased compared to the linked quarter due to prepayments and maturities of residential mortgage-backed securities. Compared to the prior year quarter, held-to-maturity investment securities increased because of purchases of higher-yielding, longer duration securities booked to held-to-maturity in the third quarter of 2025.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Originated loans and leases:
Construction	$248,396	$275,888	$207,528	$288,824	$266,644
Commercial real estate, other	1,653,982	1,635,055	1,633,725	1,468,120	1,413,759
Commercial real estate	1,902,378	1,910,943	1,841,253	1,756,944	1,680,403
Commercial and industrial	1,525,459	1,405,379	1,338,185	1,249,948	1,167,382
Premium finance	228,883	253,075	273,297	277,622	264,080
Leases	342,120	354,852	369,756	383,923	375,224
Residential real estate	507,499	502,475	497,415	483,486	458,663
Home equity lines of credit	223,581	214,967	206,084	197,875	187,887
Consumer, indirect	699,854	700,582	710,385	692,674	680,260
Consumer, direct	114,057	114,077	111,017	105,678	101,876
Consumer	813,911	814,659	821,402	798,352	782,136
Deposit account overdrafts	1,265	1,014	982	964	1,047
Total originated loans and leases	$5,545,096	$5,457,364	$5,348,374	$5,149,114	$4,916,822
Acquired loans and leases (a):
Construction	$21,175	$25,053	$53,520	$52,489	$52,460
Commercial real estate, other	686,851	728,912	735,671	780,094	816,779
Commercial real estate	708,026	753,965	789,191	832,583	869,239
Commercial and industrial	121,338	130,376	151,320	157,434	176,445
Leases	8,106	10,797	12,997	16,129	20,230
Residential real estate	344,512	359,247	378,358	394,482	389,505
Home equity lines of credit	37,328	38,897	41,299	43,910	47,522
Consumer, direct	5,802	6,261	7,189	7,937	8,763
Total acquired loans and leases	$1,225,112	$1,299,543	$1,380,354	$1,452,475	$1,511,704
Total loans and leases	$6,770,208	$6,756,907	$6,728,728	$6,601,589	$6,428,526
Percent of loans and leases to total loans and leases:
Construction	4.0%	4.5%	3.9%	5.2%	5.0%
Commercial real estate, other	34.5%	34.9%	35.1%	34.0%	34.7%
Commercial real estate	38.5%	39.4%	39.0%	39.2%	39.7%
Commercial and industrial	24.3%	22.7%	22.1%	21.3%	20.8%
Premium finance	3.4%	3.7%	4.1%	4.2%	4.1%
Leases	5.2%	5.4%	5.7%	6.1%	6.2%
Residential real estate	12.6%	12.8%	13.0%	13.3%	13.2%
Home equity lines of credit	3.9%	3.8%	3.7%	3.7%	3.7%
Consumer, indirect	10.3%	10.4%	10.6%	10.5%	10.6%
Consumer, direct	1.8%	1.8%	1.8%	1.7%	1.7%
Consumer	12.1%	12.2%	12.4%	12.2%	12.3%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$319,664	$322,139	$323,347	$326,710	$337,279
(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at March 31, 2026 increased $13.3 million, or 1% annualized, compared to at December 31, 2025. The increase in the period-end loan and lease balances at March 31, 2026 compared to at December 31, 2025 was driven by increases of $111.0 million in commercial and industrial loans, partially offset by decreases of $31.4 million in construction loans, $24.2 million in premium finance loans, and $23.1 million in other commercial real estate loans. The period-end loan and lease balances at March 31, 2026 compared to at March 31, 2025 increased $341.7 million, or 5%, driven by increases of $303.0 million in commercial and industrial loans, $110.3 million in other commercial real estate loans, and $25.5 million in home equity lines of credit, partially offset by decreases of $49.5 million in construction loans, $45.2 million in leases, and $35.2 million in premium finance loans.
Loan Concentration
Peoples categorizes its commercial loans according to standard industry classifications and monitors for concentrations in a single industry or multiple industries that could be impacted by changes in economic conditions in a similar manner. Peoples' commercial lending activities continue to be spread over a diverse range of businesses from many sectors of the economy, with no single industry comprising over 10% of Peoples' total loan portfolio.
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at March 31, 2026. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at March 31, 2026:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$135,554	$132,804	$268,358	43.3%
Land development	32,304	87,292	119,596	19.3%
Industrial	25,906	22,419	48,325	7.8%
Land only	12,737	28,044	40,781	6.6%
Healthcare	—	20,400	20,400	3.3%
Residential property	2,947	16,784	19,731	3.2%
Warehouse facilities	10,094	5,540	15,634	2.5%
Student housing	15,000	—	15,000	2.4%
Retail facilities	5,442	7,215	12,657	2.0%
Other (a)	29,587	29,337	58,924	9.6%
Total construction	$269,571	$349,835	$619,406	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$493,086	$12,076	$505,162	21.1%
Industrial facilities:
Owner occupied	$122,881	$1,703	$124,584	5.2%
Non-owner occupied	126,690	2,138	128,828	5.4%
Total industrial facilities	$249,571	$3,841	$253,412	10.6%
Retail facilities:
Owner occupied	$43,209	$2,023	$45,232	1.9%
Non-owner occupied	214,696	100	214,796	9.0%
Total retail facilities	$257,905	$2,123	$260,028	10.9%
Lodging and lodging related:
Owner occupied	$26,775	$—	$26,775	1.1%
Non-owner occupied	162,404	5,680	168,084	7.0%
Total lodging and lodging related	$189,179	$5,680	$194,859	8.1%
Office buildings and complexes:
Owner occupied	$72,183	$1,658	$73,841	3.1%
Non-owner occupied	102,620	1,232	103,852	4.3%
Total office buildings and complexes	$174,803	$2,890	$177,693	7.4%
Assisted living facilities and nursing homes	$146,244	$881	$147,125	6.1%
Warehouse facilities:
Owner occupied	$71,874	$598	$72,472	3.0%
Non-owner occupied	25,723	143	25,866	1.1%
Total warehouse facilities	$97,597	$741	$98,338	4.1%
Restaurant/bar facilities:
Owner occupied	$52,435	$—	$52,435	2.2%
Non-owner occupied	22,587	—	22,587	0.9%
Total restaurant/bar facilities	$75,022	$—	$75,022	3.1%
Mixed-use facilities:
Owner occupied	$36,853	$2,027	$38,880	1.6%
Non-owner occupied	32,965	796	33,761	1.4%
Total mixed-use facilities	$69,818	$2,823	$72,641	3.0%
Storage Facility
Owner occupied	$48,427	$196	$48,623	2.0%
Non-owner occupied	4,024	447	4,471	0.2%
Total storage facilities	$52,451	$643	$53,094	2.2%
Other (a)	535,157	26,520	561,677	23.4%
Total commercial real estate, other	$2,340,833	$58,218	$2,399,051	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 6% of total loans at March 31, 2026 and less than 4% of total loans at December 31, 2025. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, geography is not a factor from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following details management's allocation of the allowance for credit losses:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Construction	$1,512	$1,391	$1,252	$1,347	$1,156
Commercial real estate, other	20,803	19,726	18,316	17,144	17,155
Commercial and industrial	21,759	18,804	17,896	17,854	12,783
Premium finance	686	749	776	794	646
Leases	15,304	16,475	18,040	19,633	13,575
Residential real estate	6,643	6,295	6,348	6,113	6,786
Home equity lines of credit	1,643	1,934	1,880	1,814	1,863
Consumer, indirect	7,760	7,706	7,862	7,643	8,696
Consumer, direct	2,156	2,485	2,385	2,248	2,474
Deposit account overdrafts	126	111	109	91	98
Allowance for credit losses	$78,392	$75,676	$74,864	$74,681	$65,232
As a percent of total loans	1.16%	1.12%	1.11%	1.13%	1.01%
The increase in the allowance for credit losses at March 31, 2026 compared to at December 31, 2025 was driven by a deterioration in the economic forecasts used within the CECL model. Compared to at March 31, 2025, the allowance for credit losses increased due to (i) loan growth, (ii) deterioration in the economic forecasts used within the CECL model, (iii) a periodic refresh in the loss drivers utilized within the CECL model, (iv) an increase in reserves for leases originated by the North Star Leasing division, and (v) an increase in individually analyzed loans and leases.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2025 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Gross charge-offs:
Commercial real estate, other	$—	$18	$27	$35	$215
Commercial and industrial	265	343	472	556	380
Premium finance	52	213	105	93	71
Leases	4,811	5,721	4,930	5,099	5,654
Residential real estate	119	60	71	—	142
Home equity lines of credit	32	2	27	12	—
Consumer, indirect	1,929	1,558	1,607	1,693	1,866
Consumer, direct	204	161	290	96	155
Consumer	2,133	1,719	1,897	1,789	2,021
Deposit account overdrafts	347	315	312	245	277
Total gross charge-offs	$7,759	$8,391	$7,841	$7,829	$8,760
Recoveries:
Construction	$—	$25	$—	$—	$—
Commercial real estate, other	—	59	1	—	4
Commercial and industrial	11	3	26	17	6
Premium finance	6	1	3	3	6
Leases	557	365	443	261	245
Residential real estate	82	36	40	50	49
Home equity lines of credit	12	—	—	—	—
Consumer, indirect	337	385	418	449	210
Consumer, direct	26	10	27	14	20
Consumer	363	395	445	463	230
Deposit account overdrafts	83	68	54	71	99
Total recoveries	$1,114	$952	$1,012	$865	$639
Net charge-offs (recoveries):
Construction	$—	$(25)	$—	$—	$—
Commercial real estate, other	—	(41)	26	35	211
Commercial and industrial	254	340	446	539	374
Premium finance	46	212	102	90	65
Leases	4,254	5,356	4,487	4,838	5,409
Residential real estate	37	24	31	(50)	93
Home equity lines of credit	20	2	27	12	—
Consumer, indirect	1,592	1,173	1,189	1,244	1,656
Consumer, direct	178	151	263	82	135
Consumer	1,770	1,324	1,452	1,326	1,791
Deposit account overdrafts	264	247	258	174	178
Total net charge-offs	$6,645	$7,439	$6,829	$6,964	$8,121
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	—%	—%	—%	—%	0.01%

	Three Months Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Commercial and industrial	0.02%	0.02%	0.03%	0.03%	0.02%
Premium finance	—%	0.01%	0.01%	0.01%	—%
Leases	0.26%	0.32%	0.27%	0.30%	0.35%
Residential real estate	—%	—%	—%	—%	0.01%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.10%	0.07%	0.06%	0.07%	0.11%
Consumer, direct	—%	0.01%	0.02%	0.01%	0.01%
Consumer	0.10%	0.08%	0.08%	0.08%	0.12%
Deposit account overdrafts	0.02%	0.01%	0.02%	0.01%	0.01%
Total	0.40%	0.44%	0.41%	0.43%	0.52%
Each with "--%" not meaningful.
Total net charge-offs during the first quarter of 2026 were $6.6 million, or 0.40% of average total loans on an annualized basis, compared to $7.4 million, or 0.44% of average total loans on an annualized basis during the linked quarter, and $8.1 million, or 0.52% of average total loans on an annualized basis, during the first quarter of 2025. Compared to the linked quarter and first quarter of 2025, net charge-offs decreased, primarily driven by a decrease in net charge-offs in leases originated by the North Star Leasing division.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Loans 90+ days past due and accruing:
Commercial real estate, other	$—	$579	$—	$494	$284
Commercial and industrial	105	126	163	36	106
Premium finance	1,820	2,477	2,492	3,533	2,502
Leases	77	542	496	547	218
Residential real estate	426	1,937	1,432	1,192	853
Home equity lines of credit	196	69	28	108	47
Consumer, indirect	107	286	160	98	77
Consumer, direct	115	140	127	118	120
Consumer	222	426	287	216	197
Total loans 90+ days past due and accruing	$2,846	$6,156	$4,898	$6,126	$4,207
Nonaccrual loans:
Commercial real estate, other	7,363	4,056	3,861	4,824	5,378
Commercial and industrial	4,558	8,045	6,258	5,514	5,747
Premium finance	455	573	—	—	—
Leases	9,909	11,063	11,338	11,907	12,079
Residential real estate	9,601	8,556	8,249	8,028	8,163
Home equity lines of credit	1,555	1,507	1,336	1,339	1,537
Consumer, indirect	2,994	2,718	2,563	2,697	2,521
Consumer, direct	279	368	284	176	203
Consumer	3,273	3,086	2,847	2,873	2,724
Total nonaccrual loans	$36,714	$36,886	$33,889	$34,485	$35,628
Total nonperforming loans ("NPLs")	$39,560	$43,042	$38,787	$40,611	$39,835
OREO:
Commercial	$—	$—	$5,891	$5,891	$5,891
Residential	97	123	122	122	89
Total OREO	$97	$123	$6,013	$6,013	$5,980
Total nonperforming assets ("NPAs")	$39,657	$43,165	$44,800	$46,624	$45,815
Criticized loans (a)	$224,124	$236,468	$268,326	$244,442	$226,542
Classified loans (b)	$141,940	$147,175	$158,577	$125,014	$123,842
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.54%	0.55%	0.50%	0.52%	0.55%
NPLs as a percent of total loans (d)	0.58%	0.64%	0.58%	0.61%	0.62%
NPAs as a percent of total assets (d)	0.41%	0.45%	0.47%	0.49%	0.50%
NPAs as a percent of total loans and OREO (d)	0.59%	0.64%	0.66%	0.71%	0.71%
Allowance for credit losses as a percent of nonaccrual loans	213.52%	205.16%	220.91%	216.56%	183.09%
Allowance for credit losses as a percent of NPLs (d)	198.16%	175.82%	193.01%	183.89%	163.76%
Criticized loans as a percent of total loans (a)	3.31%	3.50%	3.99%	3.70%	3.52%
Classified loans as a percent of total loans (b)	2.10%	2.18%	2.36%	1.89%	1.93%
(a)    Includes loans categorized as special mention, substandard, doubtful, or loss.
(b)    Includes loans categorized as substandard, doubtful, or loss.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Peoples' NPAs decreased from 0.45% of total assets at December 31, 2025 to 0.41% of total assets at March 31, 2026. Total loans 90+ days past due and accruing decreased at March 31, 2026 compared to December 31, 2025, driven by a decrease in residential real estate loans which were transferred to nonaccrual status. During the first quarter of 2026, criticized loans decreased $12.3 million, while classified loans decreased $5.2 million when compared to at December 31, 2025. The decrease in both criticized and classified loans compared to at December 31, 2025 was driven by paydowns and loan upgrades. The decrease in criticized loans compared to at March 31, 2025 was driven by paydowns and loan upgrades. The increase in classified loans for the same period was driven by loan downgrades. The decrease in NPAs compared to at December 31, 2025, was primarily driven by a decrease in nonaccrual commercial and industrial loans and leases, partially offset by an increase in nonaccrual other commercial real estate loans . The decrease in NPAs compared to at March 31, 2025, was driven primarily by the sale of an OREO property in the fourth quarter of 2025.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Non-interest-bearing deposits (a)	$1,586,514	$1,545,428	$1,536,094	$1,530,824	$1,526,285
Interest-bearing deposits:
Interest-bearing demand accounts (a)	1,111,875	1,092,252	1,068,443	1,058,910	1,087,197
Savings accounts	918,557	887,402	884,230	889,872	894,592
Retail CDs	1,968,441	1,983,791	2,008,619	2,005,322	1,965,978
Money market deposit accounts	958,413	945,313	948,177	927,543	967,331
Governmental deposit accounts	842,087	739,939	769,782	781,949	834,409
Brokered CDs	262,550	416,099	416,851	442,788	458,957
Total interest-bearing deposits	6,061,923	6,064,796	6,096,102	6,106,384	6,208,464
Total deposits	$7,648,437	$7,610,224	$7,632,196	$7,637,208	$7,734,749
Demand deposits as a percent of total deposits	35%	35%	34%	34%	34%
(a)The sum of amounts presented is considered total demand deposits.
At March 31, 2026, period-end total deposits increased $38.2 million compared to at December 31, 2025, driven by increases of $102.1 million in governmental deposits, which was due to seasonality, $41.1 million in non-interest bearing deposits, $31.2 million in savings accounts, and $19.6 million in interest-bearing demand accounts, partially offset by a decrease of $153.5 million in brokered deposits. The decrease in brokered deposit accounts was due to a strategic shift to other funding sources at lower rates.
Compared to at March 31, 2025, period-end deposit balances decreased $86.3 million, or 1%. The decrease in total deposits was primarily driven by a decrease of $196.4 million in brokered deposits, partially offset by increases of $60.2 million in non-interest bearing deposits, $24.7 million in interest-bearing demand accounts, and $24.0 million in savings accounts.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of March 31, 2026, Peoples had five effective interest rate swaps, with an aggregate notional value of $45.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Short-term borrowings:
FHLB Overnight borrowings	$420,000	$365,000	$194,000	$356,000	$—
Retail repurchase agreements	22,941	20,277	14,250	23,569	19,228
Other short-term borrowings	62,921	145,008	275,340	17,291	—
Total short-term borrowings	$505,862	$530,285	$483,590	$396,860	$19,228
Long-term borrowings:
FHLB advances	$110,979	$131,106	$131,323	$131,580	$131,716
Vantage non-recourse debt	42,451	41,386	40,324	45,429	50,156
Other long-term borrowings	32,000	31,646	55,635	55,382	55,128
Total long-term borrowings	$185,430	$204,138	$227,282	$232,391	$237,000
Total borrowed funds	$691,292	$734,423	$710,872	$629,251	$256,228
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities and floating rate deferrable interest debentures. Total borrowed funds at March 31, 2026 decreased compared to at December 31, 2025 due to the increase in period-end deposits. Total borrowed funds increased compared to at March 31, 2025 due to higher overnight borrowings.
Capital/Stockholders’ Equity
At March 31, 2026, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At March 31, 2026, Peoples had a capital conservation buffer of 5.98%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Capital Amounts:
Common Equity Tier 1	$911,986	$893,970	$875,454	$857,036	$845,200
Tier 1	943,986	925,616	906,900	888,282	876,246
Total (Tier 1 and Tier 2)	1,023,777	1,002,226	997,309	982,929	960,820
Net risk-weighted assets	$7,323,347	$7,273,985	$7,231,476	$7,170,841	$6,986,418
Capital Ratios:
Common Equity Tier 1	12.45%	12.29%	12.11%	11.95%	12.10%
Tier 1	12.89%	12.73%	12.54%	12.39%	12.54%
Total (Tier 1 and Tier 2)	13.98%	13.78%	13.79%	13.71%	13.75%
Tier 1 leverage ratio	10.14%	9.91%	9.74%	9.83%	9.80%
Peoples' risk-based capital ratios at March 31, 2026 increased when compared to at December 31, 2025 due to net income during the quarter, partially offset by dividends paid.
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

The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Tangible equity:
Total stockholders' equity	$1,216,040	$1,206,602	$1,182,776	$1,153,350	$1,137,821
Less: goodwill and other intangible assets	391,601	393,319	395,535	397,785	400,099
Tangible equity	$824,439	$813,283	$787,241	$755,565	$737,722
Tangible assets:
Total assets	$9,648,087	$9,649,630	$9,623,944	$9,540,608	$9,246,000
Less: goodwill and other intangible assets	391,601	393,319	395,535	397,785	400,099
Tangible assets	$9,256,486	$9,256,311	$9,228,409	$9,142,823	$8,845,901
Tangible book value per common share:
Tangible equity	$824,439	$813,283	$787,241	$755,565	$737,722
Common shares outstanding	35,925,945	35,714,484	35,705,369	35,673,721	35,669,100
Tangible book value per common share	$22.95	$22.77	$22.05	$21.18	$20.68
Tangible equity to tangible assets ratio:
Tangible equity	$824,439	$813,283	$787,241	$755,565	$737,722
Tangible assets	$9,256,486	$9,256,311	$9,228,409	$9,142,823	$8,845,901
Tangible equity to tangible assets	8.91%	8.79%	8.53%	8.26%	8.34%
Tangible book value per common share increased to $22.95 at March 31, 2026 compared to $22.77 at December 31, 2025. The change in tangible book value per common share was due to net income over the last three months. Tangible book value per common share at March 31, 2026 increased compared to at March 31, 2025 primarily due to net income over the last twelve months.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
300	$40,204	10.5%	$33,685	9.0%	$(139,866)	(6.4)%	$(180,169)	(8.5)%
200	28,544	7.5%	24,680	6.6%	(58,063)	(2.6)%	(81,855)	(3.9)%
100	16,312	4.3%	15,234	4.1%	(4,872)	(0.2)%	(11,295)	(0.5)%
(100)	(12,652)	(3.3)%	(9,381)	(2.5)%	(51,742)	(2.4)%	(29,918)	(1.4)%
(200)	(26,087)	(6.8)%	(19,378)	(5.2)%	(162,307)	(7.4)%	(128,374)	(6.1)%
(300)	(1,282)	(0.3)%	3,271	0.9%	(346,987)	(15.8)%	(307,784)	(14.5)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at March 31, 2026, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At March 31, 2026, the bear steepener scenario produced an increase in net interest income of 1.0% and an increase in the economic value of equity of 3.7%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Deposit costs decrease less quickly than variable rate asset yields over a short-term horizon but are mitigated to some extent over a longer horizon, resulting in a decreased amount of net interest income (margin) in a 12 month period and a relatively neutral impact to net interest income (margin) in a 24 month period. At March 31, 2026, the bull steepener scenario produced a decline of 0.6% to net interest income, as the impact of revised assumptions around deposit betas mitigate the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 1.0%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of March 31, 2026, Peoples had entered into five interest rate swap contracts with an aggregate notional value of $45.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At March 31, 2026, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. Peoples revisits the model assumptions on an ongoing basis, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remain appropriate and are largely unchanged from those disclosed in Peoples' 2025 Form 10-K.
At March 31, 2026, Peoples Bank had liquid assets of $580.2 million, which represented 5.2% of total assets and unfunded loan commitments. Peoples also had an additional $132.9 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Home equity lines of credit	$278,771	$272,977	$267,598	$268,217	$257,349
Unadvanced construction loans	365,618	367,127	367,917	362,405	350,382
Other loan commitments	794,100	779,076	763,058	791,389	729,254
Loan commitments	$1,438,489	$1,419,180	$1,398,573	$1,422,011	$1,336,985
Standby letters of credit	$7,071	$7,041	$6,402	$6,774	$6,970
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosure below supplements the risk factors previously disclosed under “ITEM 1A. RISK FACTORS” of Part I of Peoples’ 2025 Form 10-K. These risk factors are not the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples’ business, financial condition and/or operating results.
Economic, Political, Environmental and Market Risks
•Changes in economic and political conditions could adversely affect Peoples’ earnings and capital through declines in deposits, quality of investment securities, loan demand, the ability of Peoples’ borrowers to repay loans and the value of the collateral securing Peoples’ loans.

Peoples’ success depends, in part, on local and national economic and political conditions, as well as governmental fiscal and monetary policies. Current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, the current or future U.S. government shutdown, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, and/or changes in the relationship of the U.S. and U.S. global trading partners), changes in the federal, state and local governmental policy and other factors beyond Peoples’ control may adversely affect Peoples Bank’s deposit levels and composition, the quality of investment securities available for purchase, the demand for loans, the ability of Peoples Bank’s borrowers to repay their loans, and the value of the collateral securing the loans Peoples Bank makes. As evidenced by the ongoing conflict between the U.S. and Iran, disruptions in U.S. and global financial markets and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect Peoples’ earnings and capital, as well as the ability of Peoples Bank’s customers to repay loans.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended March 31, 2026:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – 31, 2026	1,265	(3)	$30.69	(3)	—	$15,780,726
February 1 – 28, 2026	59,445	(2)(3)	$34.15	(2)(3)	—	$15,780,726
March 1 – 31, 2026	880	(2)	$32.26	(2)	—	$15,780,726
Total	61,590		$34.06		—	$15,780,726
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the first quarter of 2026.
(2)Information reported includes 1,130 common shares and 880 common shares purchased in open market transactions during February 2026 and March 2026, respectively, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 1,265 and 58,315 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during January 2026 and February 2026, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)The following details the activity in respect of the adoption, modification, or termination of a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K) by any director or any officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples during the three months ended March 31, 2026.

Trading Arrangement
	Action	Date	Rule 10b5-1*
Carol A. Schneeberger (Director)	Terminate	3/10/2026	X

*Intended to satisfy the affirmative defense of Rule 105b-1(c)

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger, dated as of April 20, 2026, by and between Peoples Bancorp Inc. and Citizens National Corporation	Incorporation by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated and filed on April 24, 2026 (File No. 0-16772)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.2(b)	Certified Resolutions Regarding Adoption of Amendments to Sections 1.03, 1.04, 1.05, 1.06, 1.08, 1.10, 2.03(C), 2.07, 2.08, 2.10 and 6.02 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 10, 2003	Incorporated herein by reference to Exhibit 3(c) to Peoples’ March 31, 2003 Form 10-Q

 +Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of SEC Regulation S-K. A copy of any omitted schedules or exhibits will be furnished supplementally by Peoples Bancorp Inc. to the SEC, or the staff of the SEC, on a confidential basis upon request.

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after January 21, 2026*	Filed herewith

10.2	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance unit awards to executive officers of Peoples Bancorp Inc. after January 21, 2026*	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2026 (Unaudited) and at December 31, 2025; (ii) Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	April 30, 2026	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	April 30, 2026	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer