Form 10-Q
period 2026-06-30
PEOPLES BANCORP INC
filed 2026-07-30
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,942,315 common shares, without par value, at July 29, 2026.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$106,562	$107,864
Interest-bearing deposits in other banks	73,163	81,087
Total cash and cash equivalents	179,725	188,951
Available-for-sale investment securities, at fair value (amortized cost of $966,592 at June 30, 2026 and $1,076,980 at December 31, 2025) (a)	874,050	984,367
Held-to-maturity investment securities, at amortized cost (fair value of $802,716 at June 30, 2026 and $867,714 at December 31, 2025) (a)	867,332	922,837
Other investments	76,099	68,656
Total investment securities (a)	1,817,481	1,975,860
Loans and leases, net of deferred fees and costs (b)	6,821,580	6,756,907
Allowance for credit losses	(78,103)	(75,676)
Net loans and leases (c)	6,743,477	6,681,231
Loans held for sale	2,568	2,667
Bank premises and equipment, net of accumulated depreciation	97,578	100,508
Bank owned life insurance	150,615	148,264
Goodwill	363,199	363,199
Other intangible assets	26,764	30,120
Other assets	158,754	158,830
Total assets	$9,540,161	$9,649,630
Liabilities
Deposits:
Non-interest-bearing	$1,593,799	$1,545,428
Interest-bearing	5,862,566	6,064,796
Total deposits	7,456,365	7,610,224
Short-term borrowings	588,653	530,285
Long-term borrowings	156,253	204,138
Accrued expenses and other liabilities	102,339	98,381
Total liabilities	$8,303,610	$8,443,028
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at June 30, 2026 or at December 31, 2025	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,860,845 shares issued at June 30, 2026 and 36,836,943 shares issued at December 31, 2025, including at each date shares held in treasury	869,739	871,571
Retained earnings	463,953	436,748
Accumulated other comprehensive loss, net of deferred income taxes	(70,861)	(70,628)
Treasury stock, at cost, 1,008,699 shares at June 30, 2026 and 1,215,120 shares at December 31, 2025	(26,280)	(31,089)
Total stockholders’ equity	$1,236,551	$1,206,602
Total liabilities and stockholders’ equity	$9,540,161	$9,649,630
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $233, respectively, at June 30, 2026, and $0 and $236, respectively, at December 31, 2025.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" or "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans and leases	$109,557	$108,816	$218,247	$216,118
Interest and dividends on taxable investment securities	16,208	15,593	32,734	30,965
Interest on tax-exempt investment securities	731	960	1,546	1,928
Other interest income	1,084	1,038	1,874	1,938
Total interest income	127,580	126,407	254,401	250,949
Interest expense:
Interest on deposits	27,651	33,876	56,281	69,040
Interest on short-term borrowings	4,623	1,388	9,582	1,896
Interest on long-term borrowings	2,578	3,566	5,390	7,181
Total interest expense	34,852	38,830	71,253	78,117
Net interest income	92,728	87,577	183,148	172,832
Provision for credit losses	4,709	16,642	14,403	26,832
Net interest income after provision for credit losses	88,019	70,935	168,745	146,000
Non-interest income:
Electronic banking income	6,543	6,272	12,470	12,157
Trust and investment income	5,986	5,281	11,591	10,342
Lease income	4,977	4,211	9,558	7,679
Deposit account service charges	4,488	4,059	8,755	8,074
Insurance income	4,331	4,549	9,911	10,603
Bank owned life insurance income	1,189	1,112	2,351	2,245
Mortgage banking income	598	220	974	616
Net loss on asset disposals and other transactions	(446)	(280)	(856)	(641)
Net loss on investment securities	(8,181)	—	(8,181)	(2)
Other non-interest income	893	1,456	2,059	2,906
Total non-interest income	20,378	26,880	48,632	53,979
Non-interest expense:
Salaries and employee benefit costs	40,012	38,893	79,847	78,714
Data processing and software expense	7,850	7,356	15,386	14,361
Net occupancy and equipment expense	5,765	5,690	11,989	11,302
Professional fees	4,018	3,610	6,771	6,697
Electronic banking expense	2,225	2,018	4,306	4,043
Operating lease expense	1,797	1,053	3,601	2,038
Amortization of other intangible assets	1,697	2,211	3,394	4,424
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,370	1,251	2,780	2,502
Other loan expenses	1,278	1,213	2,401	2,332
Franchise tax expense	972	678	1,976	1,607
Travel and entertainment expense	726	713	1,309	1,213
Communication expense	605	712	1,194	1,446
Marketing expense	604	718	1,490	1,621
Other non-interest expense	3,840	4,246	7,950	8,849
Total non-interest expense	72,759	70,362	144,394	141,149
Income before income taxes	35,638	27,453	72,983	58,830
Income tax expense	7,685	6,241	16,024	13,282
Net income	$27,953	$21,212	$56,959	$45,548
Earnings per common share - basic	$0.79	$0.60	$1.61	$1.29
Earnings per common share - diluted	$0.78	$0.59	$1.59	$1.28
Weighted-average number of common shares outstanding - basic	35,173,525	34,972,065	35,141,267	34,934,105
Weighted-average number of common shares outstanding - diluted	35,566,566	35,331,707	35,529,515	35,299,418
Cash dividends declared	$15,107	$14,616	$29,754	$28,843
Cash dividends declared per common share	$0.42	$0.41	$0.83	$0.81

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$27,953	$21,212	$56,959	$45,548
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(1,419)	7,408	(8,110)	27,227
Related tax benefit (expense)	326	(1,727)	1,598	(6,347)
Reclassification adjustment for net loss included in net income	8,181	—	8,181	2
Related tax expense	(1,884)	—	(1,884)	—
Net effect on other comprehensive income (loss)	5,204	5,681	(215)	20,882
Cash flow hedges:
Net gain (loss) arising during the period	125	(52)	293	(288)
Related tax (expense) benefit	(29)	12	(68)	67
Reclassification adjustment for net gain included in net income	(155)	(289)	(317)	(714)
Related tax benefit	36	67	74	166
Net effect on other comprehensive income (loss)	(23)	(262)	(18)	(769)
Total other comprehensive income (loss), net of tax	5,181	5,419	(233)	20,113
Total comprehensive income	$33,134	$26,631	$56,726	$65,661

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2026	$867,464	$451,107	$(76,042)	$(26,489)	$1,216,040
Net income	—	27,953	—	—	27,953
Other comprehensive income, net of tax	—	—	5,181	—	5,181
Cash dividends declared	—	(15,107)	—	—	(15,107)
Reissuance of treasury stock for common share awards	196	—	—	(196)	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	263	263
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(106)	(106)
Common shares issued under dividend reinvestment plan	463	—	—	—	463
Common shares issued under compensation plan for Boards of Directors	43	—	—	88	131
Common shares issued under employee stock purchase plan	78	—	—	160	238
Stock-based compensation	1,495	—	—	—	1,495
Balance, June 30, 2026	$869,739	$463,953	$(70,861)	$(26,280)	$1,236,551

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2025	$871,571	$436,748	$(70,628)	$(31,089)	$1,206,602
Net income	—	56,959	—	—	56,959
Other comprehensive loss, net of tax	—	—	(233)	—	(233)
Cash dividends declared	—	(29,754)	—	—	(29,754)
Reissuance of treasury stock for common share awards	(6,232)	—	—	6,232	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	292	292
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,244)	(2,244)
Common shares issued under dividend reinvestment plan	838	—	—	—	838
Common shares issued under compensation plan for Boards of Directors	71	—	—	191	262
Common shares issued under employee stock purchase plan	126	—	—	338	464
Stock-based compensation	3,365	—	—	—	3,365
Balance, June 30, 2026	$869,739	$463,953	$(70,861)	$(26,280)	$1,236,551

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, March 31, 2025	$866,416	$398,218	$(95,691)	$(31,122)	$1,137,821
Net income	—	21,212	—	—	21,212
Other comprehensive income, net of tax	—	—	5,419	—	5,419
Cash dividends declared	—	(14,616)	—	—	(14,616)
Reissuance of treasury stock for common share awards	(145)	—	—	145	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(369)	(369)
Common shares repurchased under share repurchase program	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	702	—	—	—	702
Common shares issued under compensation plan for Boards of Directors	22	—	—	109	131
Common shares issued under employee stock purchase plan	40	—	—	200	240
Stock-based compensation	1,458	—	—	—	1,458
Other	—	1,438	—	—	1,438
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	45,548	—	—	45,548
Other comprehensive income, net of tax	—	—	20,113	—	20,113
Cash dividends declared	—	(28,843)	—	—	(28,843)
Reissuance of treasury stock for common share awards	(3,399)	—	—	3,399	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,123)	(2,123)
Common shares repurchased under share repurchase program	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	1,037	—	—	—	1,037
Common shares issued under compensation plan for Boards of Directors	39	—	—	208	247
Common shares issued under employee stock purchase plan	84	—	—	457	541
Stock-based compensation	3,888	—	—	—	3,888
Other	—	1,438	—	—	1,438
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$90,571	$84,984
Investing activities:
Available-for-sale investment securities:
Purchases	(74,887)	—
Proceeds from sales	129,807	967
Proceeds from principal payments, calls and prepayments	47,688	57,813
Held-to-maturity investment securities:
Purchases	(48,918)	(180,880)
Proceeds from principal payments	105,809	56,165
Other investments:
Purchases	(27,818)	(23,211)
Proceeds from sales	20,771	16,060
Net increase in loans held for investment	(74,638)	(252,796)
Net expenditures for premises and equipment	(2,082)	(4,216)
Proceeds from sales of other real estate owned	—	187
Other	(18)	(1,053)
Net cash provided by (used in) investing activities	75,714	(330,964)
Financing activities:
Net increase in non-interest-bearing deposits	48,371	23,163
Net (decrease) increase in interest-bearing deposits	(202,366)	23,453
Net increase (decrease) in short-term borrowings	28,368	203,386
Proceeds from long-term borrowings	11,571	5,989
Payments on long-term borrowings	(29,994)	(12,177)
Cash dividends paid	(29,754)	(28,843)
Purchase of treasury stock under share repurchase program	—	(455)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,244)	(2,123)
Proceeds from issuance of common shares	796	991
Other	(259)	1,007
Net cash (used in) provided by financing activities	(175,511)	214,391
Net decrease in cash and cash equivalents	(9,226)	(31,589)
Cash and cash equivalents at beginning of period	188,951	217,664
Cash and cash equivalents at end of period	$179,725	$186,075

Supplemental cash flow information:
Interest paid	$73,844	$75,709
Federal income taxes paid	1,500	8,500
State income taxes paid	1,686	650
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	18	72
Noncash recognition of new leases	153	481
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2025 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after June 30, 2026 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities or total stockholders’ equity. The impact of such changes are not considered material to Peoples' financial statements. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2025, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2025 Form 10-K.
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

ASU 2025-12 - Codification Improvements: The FASB issued Accounting Standards Update (“ASU”) 2025-12 in December 2025. The amendments in ASU 2025-12 are effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted.

Peoples early adopted the amendments within ASU 2025-12 as of January 1, 2026. Overall, the guidance did not have a material impact on Peoples' financial statements. However, ASU 2025-12 Issue #5 clarified that lease receivables from sales-type or direct financing leases are excluded from the enhanced disclosures required by ASU 2022-02, Troubled Debt Restructurings and Vintage Disclosures. As such, lease receivables from sales-type or direct financing leases are excluded from the current and prior period disclosures related to modifications for borrowers experiencing financial difficulty.
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

	Recurring Fair Value Measurements at Reporting Date
	June 30, 2026		December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$14,629	$—	$—	$17,580
U.S. government sponsored agencies	—	215,080	—	206,330
States and political subdivisions	—	108,141	—	170,832
Residential mortgage-backed securities	—	480,730	—	544,038
Commercial mortgage-backed securities	—	52,626	—	41,804
Bank-issued trust preferred securities	—	2,844	—	3,783
Total available-for-sale securities	$14,629	$859,421	$—	$984,367
Equity investment securities (a)	199	258	176	239
Nonqualified deferred compensation (a) (b)	6,466	—	6,074	—
Derivative assets (c)	—	10,312	—	9,708
Liabilities:
Derivative liabilities (d)	$—	$9,876	$—	$9,275
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair value for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at June 30, 2026 and December 31, 2025.

	Non-Recurring Fair Value Measurements at Reporting Date
	June 30, 2026		December 31, 2025
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$30,739	$—	$7,738
Loans held for sale (a)	946	—	1,678	—
(a) Loans held for sale are presented gross of a valuation allowance of $58 and $57 at June 30, 2026 and at December 31, 2025, respectively.

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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	June 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$179,725	179,725	$188,951	$188,951
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	247,324	237,266	261,826	254,435
States and political subdivisions (a)	2	138,622	113,423	140,843	115,657
Residential mortgage-backed securities	2	383,691	367,532	423,628	413,123
Commercial mortgage-backed securities	2	97,928	84,495	96,776	84,499
Total held-to-maturity securities		867,565	802,716	923,073	867,714
Other investments:
Other investments at cost:
Federal Home Loan Bank ("FHLB") stock	3	37,445	37,445	30,843	30,843
Federal Reserve Bank ("FRB") stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	4,617	4,617	4,210	4,210
Total other investments at cost		69,176	69,176	62,167	62,167
Loans and leases, net of deferred fees and costs (c)	3	6,821,580	6,577,344	6,756,907	6,697,321
Bank owned life insurance	2	150,615	150,615	148,264	148,264
Liabilities:
Deposits	2	$7,456,365	$6,276,730	$7,610,224	$6,579,413
Short-term borrowings	2	588,653	588,731	530,285	530,282
Long-term borrowings	2	156,253	171,497	204,138	222,323
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $233 and $236 at June 30, 2026 and at December 31, 2025, respectively.
(b)     "Other investments", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at June 30, 2026 and at December 31, 2025, which are reported in the "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis"
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $78.1 million and $75.7 million at June 30, 2026 and at December 31, 2025, respectively.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of:
U.S. Treasury and government agencies	$14,724	$—	$(95)	$14,629
U.S. government sponsored agencies	223,008	297	(8,225)	215,080
States and political subdivisions	122,317	37	(14,213)	108,141
Residential mortgage-backed securities	544,634	1,194	(65,098)	480,730
Commercial mortgage-backed securities	58,909	—	(6,283)	52,626
Bank-issued trust preferred securities	3,000	—	(156)	2,844
Total available-for-sale securities	$966,592	$1,528	$(94,070)	$874,050
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$17,386	$213	$(19)	$17,580
U.S. government sponsored agencies	212,282	504	(6,456)	206,330
States and political subdivisions	189,131	103	(18,402)	170,832
Residential mortgage-backed securities	606,292	1,749	(64,003)	544,038
Commercial mortgage-backed securities	47,889	1	(6,086)	41,804
Bank-issued trust preferred securities	4,000	—	(217)	3,783
Total available-for-sale securities	$1,076,980	$2,570	$(95,183)	$984,367

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale investment securities for the periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Gross gains realized	$83	$—	$204	$25
Gross losses realized	(8,264)	—	(8,385)	(27)
Net loss realized	$(8,181)	$—	$(8,181)	$(2)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2026
Obligations of:
U.S. Treasury and government agencies	$14,629	$95	2	$—	$—	—	$14,629	$95
U.S. government sponsored agencies	130,342	2,179	25	70,893	6,046	18	201,235	8,225
States and political subdivisions	21,129	769	40	82,802	13,444	61	103,931	14,213
Residential mortgage-backed securities	36,618	482	51	402,272	64,616	198	438,890	65,098
Commercial mortgage-backed securities	20,970	481	6	31,656	5,802	17	52,626	6,283
Bank-issued trust preferred securities	—	—	—	2,844	156	1	2,844	156
Total	$223,688	$4,006	124	$590,467	$90,064	295	$814,155	$94,070
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$5,319	$16	3	$741	$3	4	$6,060	$19
U.S. government sponsored agencies	47,059	341	10	127,311	6,115	27	174,370	6,456
States and political subdivisions	3,129	460	5	158,898	17,942	134	162,027	18,402
Residential mortgage-backed securities	13,310	62	10	461,661	63,941	235	474,971	64,003
Commercial mortgage-backed securities	2,292	9	2	39,000	6,077	21	41,292	6,086
Bank-issued trust preferred securities	—	—	—	3,783	217	2	3,783	217
Total	$71,109	$888	30	$791,394	$94,295	423	$862,503	$95,183
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At June 30, 2026, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At June 30, 2026, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both June 30, 2026 and December 31, 2025 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.
The unrealized loss with respect to the one bank-issued trust preferred security that had been in an unrealized loss position for 12 months or more at June 30, 2026 was attributable to the subordinated nature of the trust preferred security.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale investment securities by contractual maturity at June 30, 2026. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at June 30, 2026. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$4,955	$9,769	$—	$14,724
U.S. government sponsored agencies	—	42,411	119,479	61,118	223,008
States and political subdivisions	2,412	10,721	55,026	54,158	122,317
Residential mortgage-backed securities	—	1,449	47,535	495,650	544,634
Commercial mortgage-backed securities	—	10,893	15,286	32,730	58,909
Bank-issued trust preferred securities	—	—	3,000	—	3,000
Total available-for-sale securities	$2,412	$70,429	$250,095	$643,656	$966,592
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$4,929	$9,700	$—	$14,629
U.S. government sponsored agencies	—	39,029	115,710	60,341	215,080
States and political subdivisions	2,403	10,428	47,808	47,502	108,141
Residential mortgage-backed securities	—	1,394	43,987	435,349	480,730
Commercial mortgage-backed securities	—	9,737	13,376	29,513	52,626
Bank-issued trust preferred securities	—	—	2,844	—	2,844
Total available-for-sale securities	$2,403	$65,517	$233,425	$572,705	$874,050
Total weighted-average yield	3.33%	1.96%	3.31%	2.84%	2.90%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of:
U.S. government sponsored agencies	$247,324	$—	$618	$(10,676)	$237,266
States and political subdivisions	138,622	(233)	47	(25,013)	113,423
Residential mortgage-backed securities	383,691	—	2,167	(18,326)	367,532
Commercial mortgage-backed securities	97,928	—	—	(13,433)	84,495
Total held-to-maturity investment securities	$867,565	$(233)	$2,832	$(67,448)	$802,716
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$261,826	$—	$740	$(8,131)	$254,435
States and political subdivisions	140,843	(236)	77	(25,027)	115,657
Residential mortgage-backed securities	423,628	—	4,916	(15,421)	413,123
Commercial mortgage-backed securities	96,776	—	—	(12,277)	84,499
Total held-to-maturity investment securities	$923,073	$(236)	$5,733	$(60,856)	$867,714
There were no sales of held-to-maturity investment securities during the periods ended June 30, 2026 or December 31, 2025.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to maturity investment securities are agency-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity investment securities at both June 30, 2026, and December 31, 2025.
The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
June 30, 2026
Obligations of:
U.S. government sponsored agencies	$89,414	$1,981	20	$112,566	$8,695	21	$201,980	$10,676
States and political subdivisions	2,280	548	4	109,083	24,465	64	111,363	25,013
Residential mortgage-backed securities	124,335	1,932	26	128,141	16,394	41	252,476	18,326
Commercial mortgage-backed securities	16,031	1,389	7	68,464	12,044	29	84,495	13,433
Total	$232,060	$5,850	57	$418,254	$61,598	155	$650,314	$67,448
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$131,933	$1,447	16	$66,509	$6,684	20	$198,442	$8,131
States and political subdivisions	1,238	301	2	110,531	24,726	65	111,769	25,027
Residential mortgage-backed securities	34,814	261	6	143,068	15,160	45	177,882	15,421
Commercial mortgage-backed securities	7,776	111	3	73,975	12,166	30	81,751	12,277
Total	$175,761	$2,120	27	$394,083	$58,736	160	$569,844	$60,856
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at June 30, 2026. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at June 30, 2026. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$3,500	$2,199	$140,987	$100,638	$247,324
States and political subdivisions	2,443	4,585	33,446	98,148	138,622
Residential mortgage-backed securities	—	—	6,717	376,974	383,691
Commercial mortgage-backed securities	969	7,687	41,910	47,362	97,928
Total held-to-maturity investment securities	$6,912	$14,471	$223,060	$623,122	$867,565
Fair value
Obligations of:
U.S. government sponsored agencies	$3,455	$2,022	$133,638	$98,151	$237,266
States and political subdivisions	2,485	4,267	28,674	77,997	113,423
Residential mortgage-backed securities	—	—	6,323	361,209	367,532
Commercial mortgage-backed securities	962	7,188	36,714	39,631	84,495
Total held-to-maturity investment securities	$6,902	$13,477	$205,349	$576,988	$802,716
Total weighted-average yield	1.86%	1.97%	3.41%	4.15%	3.90%

Other Investments
Peoples' other investments on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investments:

(Dollars in thousands)	June 30, 2026	December 31, 2025
FHLB stock	$37,445	$30,843
FRB stock	27,114	27,114
Nonqualified deferred compensation	6,466	6,074
Equity investment securities	4,205	3,756
Other investments	869	869
Total other investments	$76,099	$68,656
During the six months ended June 30, 2026, Peoples redeemed $20.2 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $26.8 million of additional FHLB stock during the six months ended June 30, 2026, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended June 30, 2026 and 2025, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in unrealized gains of $53,000 and $7,000, respectively. For the six months ended June 30, 2026 and 2025, Peoples recognized an unrealized gain of $33,000 and an unrealized loss of $2,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income."
At June 30, 2026, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at June 30, 2026.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	June 30, 2026	December 31, 2025

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$347,080	$328,516
Held-to-maturity	766,540	704,470
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	88,892	4,018
Held-to-maturity	41,268	68,425
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $8.7 million at June 30, 2026 and $9.0 million at December 31, 2025.
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

The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Construction	$294,350	$300,941
Commercial real estate, other	2,283,163	2,363,967
Commercial and industrial	1,689,817	1,535,755
Premium finance	266,015	253,075
Leases	353,952	365,649
Residential real estate	846,475	861,722
Home equity lines of credit	273,965	253,864
Consumer, indirect	693,529	700,582
Consumer, direct	119,273	120,338
Deposit account overdrafts	1,041	1,014
Total loans, at amortized cost	$6,821,580	$6,756,907
The table above includes net deferred loan origination costs of $18.9 million and $20.0 million at June 30, 2026 and at December 31, 2025, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $7.2 million and $9.7 million at June 30, 2026 and at December 31, 2025, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $22.2 million at June 30, 2026 and $25.0 million at December 31, 2025.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$293	$—	$—	$—
Commercial real estate, other	6,802	3,874	4,056	579
Commercial and industrial	4,546	85	8,045	126
Premium finance	—	1,793	573	2,477
Leases	8,145	—	11,063	542
Residential real estate	8,978	1,655	8,556	1,937
Home equity lines of credit	1,550	193	1,507	69
Consumer, indirect	2,594	93	2,718	286
Consumer, direct	193	145	368	140
Total loans, at amortized cost	$33,101	$7,838	$36,886	$6,156
(a) There were $2.4 million and $1.8 million of nonaccrual loans for which there was no allowance for credit losses at June 30, 2026 and at December 31, 2025, respectively.

During the first six months of 2026, nonaccrual loans decreased compared to at December 31, 2025, which was primarily due to decreases in nonaccrual commercial and industrial loans and leases, partially offset by an uptick in nonaccrual other commercial real estate loans. The increase in accruing loans 90+ days past due at June 30, 2026, when compared to at December 31, 2025, was primarily due to other commercial real estate loans, driven by two loans totaling $3.8 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
June 30, 2026
Construction	$293	$—	$—	$293	$294,057	$294,350
Commercial real estate, other	1,141	1,816	9,806	12,763	2,270,400	2,283,163
Commercial and industrial	1,787	430	4,523	6,740	1,683,077	1,689,817
Premium finance	1,165	544	1,793	3,502	262,513	266,015
Leases	1,627	4,138	7,380	13,145	340,807	353,952
Residential real estate	2,834	4,151	4,788	11,773	834,702	846,475
Home equity lines of credit	1,235	527	1,125	2,887	271,078	273,965
Consumer, indirect	6,261	1,626	1,379	9,266	684,263	693,529
Consumer, direct	750	121	200	1,071	118,202	119,273
Deposit account overdrafts	—	—	—	—	1,041	1,041
Total loans, at amortized cost	$17,093	$13,353	$30,994	$61,440	$6,760,140	$6,821,580
December 31, 2025
Construction	$—	$—	$—	$—	$300,941	$300,941
Commercial real estate, other	1,760	4,066	3,664	9,490	2,354,477	2,363,967
Commercial and industrial	1,600	1,329	7,780	10,709	1,525,046	1,535,755
Premium finance	2,767	2,956	3,050	8,773	244,302	253,075
Leases	9,966	3,560	11,187	24,713	340,936	365,649
Residential real estate	13,821	3,035	5,767	22,623	839,099	861,722
Home equity lines of credit	2,160	402	981	3,543	250,321	253,864
Consumer, indirect	8,752	1,726	1,550	12,028	688,554	700,582
Consumer, direct	752	165	431	1,348	118,990	120,338
Deposit account overdrafts	—	—	—	—	1,014	1,014
Total loans, at amortized cost	$41,578	$17,239	$34,410	$93,227	$6,663,680	$6,756,907
Delinquency trends improved slightly, as 99.1% of Peoples' loan portfolio was considered “current” at June 30, 2026, compared to 98.6% at December 31, 2025.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Loans pledged to FHLB	$1,271,534	$1,347,242
Loans pledged to FRB	691,432	624,503
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at June 30, 2026:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Construction
Pass	$24,141	$98,544	$94,125	$47,697	$940	$14,808	$—	$—	$280,255
Substandard	—	—	11,260	1,088	1,454	293	—	—	14,095
Total	24,141	98,544	105,385	48,785	2,394	15,101	—	—	294,350
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	106,340	347,491	168,667	284,484	323,049	865,560	40,884	—	2,136,475
Special mention	—	1,018	32,296	33,515	1,584	8,480	—	—	76,893
Substandard	6,181	—	7,705	1,477	4,453	49,859	120	—	69,795
Total	112,521	348,509	208,668	319,476	329,086	923,899	41,004	—	2,283,163
Current period gross charge-offs (a)	—	—	—	—	—	167			167
Commercial and industrial
Pass	280,400	327,484	194,878	102,217	64,396	359,988	271,313	2,461	1,600,676
Special mention	238	4,619	16,728	23	610	588	31,374	—	54,180
Substandard	688	1,135	3,199	218	7,633	13,930	8,134	740	34,937
Doubtful	—	—	—	—	—	24	—	—	24

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Total	281,326	333,238	214,805	102,458	72,639	374,530	310,821	3,201	1,689,817
Current period gross charge-offs (a)	171	—	64	104	22	126			487
Premium Finance
Pass	215,165	50,332	517	1	—	—	—	—	266,015
Total	215,165	50,332	517	1	—	—	—	—	266,015
Current period gross charge-offs (a)	—	44	71	2	—	—			117
Leases
Pass	83,473	111,837	75,718	53,292	15,793	4,550	—	—	344,663
Special mention	79	391	657	333	205	183	—	—	1,848
Substandard	55	364	1,118	1,075	401	82	—	—	3,095
Doubtful	—	133	578	2,515	915	205	—	—	4,346
Total	83,607	112,725	78,071	57,215	17,314	5,020	—	—	353,952
Current period gross charge-offs (a)	—	685	2,171	4,679	895	602			9,032
Residential real estate
Pass	38,655	100,419	62,165	52,149	74,059	509,033	—	—	836,480
Substandard	—	455	458	1,079	574	7,255	—	—	9,821
Loss	—	12	8	—	60	94	—	—	174
Total	38,655	100,886	62,631	53,228	74,693	516,382	—	—	846,475
Current period gross charge-offs (a)	—	4	39	—	76	115			234
Home equity lines of credit
Pass	3,928	57,885	48,051	29,313	31,465	70,293	31,706	955	272,641
Substandard	—	17	—	275	460	562	—	—	1,314
Loss	—	—	—	—	—	10	—	—	10
Total	3,928	57,902	48,051	29,588	31,925	70,865	31,706	955	273,965
Current period gross charge-offs (a)	—	—	—	—	—	64			64
Consumer, indirect
Pass	141,152	247,347	130,420	82,802	60,739	28,098	—	—	690,558
Substandard	—	857	666	448	494	465	—	—	2,930
Loss	—	3	5	6	3	24	—	—	41
Total	141,152	248,207	131,091	83,256	61,236	28,587	—	—	693,529
Current period gross charge-offs (a)	63	1,604	835	509	250	105			3,366
Consumer, direct
Pass	36,721	38,884	18,101	10,921	8,341	6,059	—	—	119,027

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Substandard	—	35	25	76	60	—	—	—	196
Loss	—	—	—	—	10	40	—	—	50
Total	36,721	38,919	18,126	10,997	8,411	6,099	—	—	119,273
Current period gross charge-offs (a)	182	131	33	33	21	9			409
Deposit account overdrafts	1,041	—	—	—	—	—	—	—	1,041
Current period gross charge-offs (a)	649	—	—	—	—	—			649
Total loans, at amortized cost	938,257	1,389,262	867,345	705,004	597,698	1,940,483	383,531	4,156	6,821,580
Total current period gross charge-offs (a)	$1,065	$2,468	$3,213	$5,327	$1,264	$1,188			$14,525
(a) Current period gross charge-offs are for the six months ended as of June 30, 2026.
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the then most recent analysis performed at December 31, 2025:

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Construction
Pass	$81,441	$98,488	$99,069	$918	$6,618	$8,720	$—	$512	$295,254
Substandard	—	3,092	1,113	1,482	—	—	—	—	5,687
Total	81,441	101,580	100,182	2,400	6,618	8,720	—	512	300,941
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	330,087	164,537	345,618	378,500	310,160	670,053	44,947	1,794	2,243,902
Special mention	83	22,415	2,580	1,696	4,460	13,067	133	—	44,434
Substandard	—	8,042	1,188	15,727	17,170	32,945	549	87	75,621
Doubtful	—	—	—	—	—	10	—	—	10
Total	330,170	194,994	349,386	395,923	331,790	716,075	45,629	1,881	2,363,967
Current period gross charge-offs (a)	—	—	—	174	—	121			295
Commercial and industrial
Pass	381,903	230,861	115,712	95,158	92,556	290,243	248,204	7,621	1,454,637
Special mention	45	3,117	2,653	847	981	4,885	30,001	2,292	42,529
Substandard	130	251	263	8,745	12,196	6,407	10,562	5,423	38,554
Doubtful	—	—	—	—	—	35	—	—	35
Total	382,078	234,229	118,628	104,750	105,733	301,570	288,767	15,336	1,535,755
Current period gross charge-offs (a)	—	19	161	202	202	1,167			1,751
Premium finance
Pass	248,710	3,649	143	—	—	—	—	—	252,502
Substandard	—	520	53	—	—	—	—	—	573
Total	248,710	4,169	196	—	—	—	—	—	253,075

	Term Loans at Amortized Cost by Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term	Total Loans
Current period gross charge-offs (a)	31	192	229	30	—	—			482
Leases
Pass	145,052	94,499	72,336	27,742	9,768	3,161	—	—	352,558
Special mention	480	739	774	402	21	—	—	—	2,416
Substandard	228	1,001	3,386	785	334	—	—	—	5,734
Doubtful	48	1,406	2,249	864	374	—	—	—	4,941
Total	145,808	97,645	78,745	29,793	10,497	3,161	—	—	365,649
Current period gross charge-offs (a)	204	4,240	8,297	6,717	1,450	496			21,404
Residential real estate
Pass	104,910	66,847	56,842	77,533	117,758	426,547	—	—	850,437
Substandard	183	501	1,540	663	924	7,378	—	—	11,189
Loss	—	—	—	—	—	96	—	—	96
Total	105,093	67,348	58,382	78,196	118,682	434,021	—	—	861,722
Current period gross charge-offs (a)	—	—	27	8	39	199			273
Home equity lines of credit
Pass	54,398	51,042	32,052	34,382	24,293	56,416	21	3,560	252,604
Substandard	—	—	312	285	89	559	—	—	1,245
Loss	—	—	—	5	—	10	—	—	15
Total	54,398	51,042	32,364	34,672	24,382	56,985	21	3,560	253,864
Current period gross charge-offs (a)	—	—	36	—	—	5			41
Consumer, indirect
Pass	292,512	164,565	108,928	84,987	27,026	19,049	—	—	697,067
Substandard	655	648	708	667	412	305	—	—	3,395
Loss	37	15	19	6	7	36	—	—	120
Total	293,204	165,228	109,655	85,660	27,445	19,390	—	—	700,582
Current period gross charge-offs (a)	1,128	2,030	1,948	1,121	350	147			6,724
Consumer, direct
Pass	60,248	24,070	15,182	11,889	4,516	4,000	—	—	119,905
Substandard	43	57	171	71	1	41	—	—	384
Loss	—	1	10	6	1	31	—	—	49
Total	60,291	24,128	15,363	11,966	4,518	4,072	—	—	120,338
Current period gross charge-offs (a)	344	143	98	75	19	23			702
Deposit account overdrafts	1,014	—	—	—	—	—	—	—	1,014
Current period gross charge-offs (a)	1,149	—	—	—	—	—			1,149
Total loans, at amortized cost	1,702,207	940,363	862,901	743,360	629,665	1,543,994	334,417	21,289	6,756,907
Current period gross charge-offs (a)	$2,856	$6,624	$10,796	$8,327	$2,060	$2,158			$32,821
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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Construction	$11,283	$—
Commercial real estate, other	16,773	687
Commercial and industrial	1,298	4,666
Leases	738	2,385
Residential real estate	647	—
Total collateral dependent loans	$30,739	$7,738
Collateral dependent loans increased at June 30, 2026, compared to at December 31, 2025, and were driven by the inclusion of two large construction loans, associated with one customer relationship, which totaled approximately $11.3 million. The increase in other commercial real estate loans was driven primarily by a single loan totaling approximately $12.8 million.
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

The following tables display the amortized cost of loans that were restructured during the three and six months ended June 30, 2026 and June 30, 2025, presented by loan classification.

(Dollars in thousands)	Term Extension	Percentage of Total by Loan Category(a)(b)
During the Three Months Ended June 30, 2026
Commercial real estate, other	$1,000	0.04%
Commercial and industrial	474	0.03%
Home equity lines of credit	73	0.03%
Total	$1,547	0.02%

During the Three Months Ended June 30, 2025
Commercial real estate, other	$2,602	0.12%
Commercial and industrial	2,477	0.18%
Residential real estate	192	0.02%
Total	$5,271	0.08%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(Dollars in thousands)	Payment Deferral	Term Extension	Total	Percentage of Total by Loan Category(a)(b)
During the Six Months Ended June 30, 2026
Commercial real estate, other	$—	$1,874	$1,874	0.08%
Commercial and industrial	492	1,565	2,057	0.12%
Residential real estate	—	126	126	0.01%
Home equity lines of credit	—	73	73	0.03%
Total	$492	$3,638	$4,130	0.06%

During the Six Months Ended June 30, 2025
Commercial real estate, other	—	4,441	4,441	0.20%
Commercial and industrial	—	8,638	8,638	0.61%
Residential real estate	—	192	192	0.02%
Total	$—	$13,271	$13,271	0.20%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The table presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

The following tables summarize the impacts of loan modifications made to loans during the three and six months ended June 30, 2026 and June 30, 2025, presented by loan classification.

Weighted-Average Term Extension (in months)
During the Three Months Ended June 30, 2026
Commercial real estate, other	8
Commercial and industrial	8
Home equity lines of credit	119

During the Three Months Ended June 30, 2025
Commercial real estate, other	4
Commercial and industrial	5
Residential real estate	174

Weighted-Average Term Extension (in months)
During the Six Months Ended June 30, 2026
Commercial real estate, other	10
Commercial and industrial	8
Residential real estate	37
Home equity lines of credit	119

During the Six Months Ended June 30, 2025
Commercial real estate, other	4
Commercial and industrial	7
Residential real estate	174
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification. No such loans defaulted in the three or six months ended June 30, 2026.

Term Extension(a)
For the Three Months Ended June 30, 2025
Commercial real estate, other	$494
Total loans that subsequently defaulted	$494

For the Six Months Ended June 30, 2025
Commercial real estate, other	$494
Commercial and industrial	18
Total loans that subsequently defaulted	$512

(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following table displays an aging analysis of loans that were modified during the 12 months prior to June 30, 2026 and June 30, 2025, respectively, presented by classification and class of financing receivable.

As of June 30, 2026
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$—	$—	$—	$—	$1,874	$1,874
Commercial and industrial	—	—	—	—	3,665	3,665
Residential real estate	—	—	—	—	130	130
Home equity lines of credit	—	—	—	—	165	165
Total loans modified(a)	$—	$—	$—	$—	$5,834	$5,834
(a) Represents the amortized cost basis as of period end.

As of June 30, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$—	$—	$494	$494	$4,441	$4,935
Commercial and industrial	—	—	18	18	8,823	8,841
Residential real estate	—	—	—	—	207	207
Home equity lines of credit	44	—	—	44	51	95
Consumer, indirect	—	—	10	10	—	10
Total loans modified(a)	$44	$—	$522	$566	$13,522	$14,088
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
Changes in the allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025 are summarized below:

(Dollars in thousands)	Beginning Balance, March 31, 2026	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2026
Construction	$1,512	$182	$—	$—	$1,694
Commercial real estate, other	20,803	175	(167)	—	20,811
Commercial and industrial	21,759	(739)	(222)	26	20,824
Premium finance	686	933	(65)	15	1,569
Leases	15,304	2,465	(4,221)	818	14,366
Residential real estate	6,643	(22)	(115)	53	6,559
Home equity lines of credit	1,643	117	(32)	—	1,728
Consumer, indirect	7,760	1,387	(1,437)	596	8,306
Consumer, direct	2,156	166	(205)	22	2,139
Deposit account overdrafts	126	232	(302)	51	107
Total	$78,392	$4,896	$(6,766)	$1,581	$78,103
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, March 31, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2025
Construction	$1,156	$191	$—	$—	$1,347
Commercial real estate, other	17,155	24	(35)	—	17,144
Commercial and industrial	12,783	5,610	(556)	17	17,854
Premium finance	646	238	(93)	3	794
Leases	13,575	10,896	(5,099)	261	19,633
Residential real estate	6,786	(723)	—	50	6,113
Home equity lines of credit	1,863	(37)	(12)	—	1,814
Consumer, indirect	8,696	191	(1,693)	449	7,643
Consumer, direct	2,474	(144)	(96)	14	2,248
Deposit account overdrafts	98	167	(245)	71	91
Total	$65,232	$16,413	$(7,829)	$865	$74,681
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2026
Construction	$1,391	$303	$—	$—	$1,694
Commercial real estate, other	19,726	1,252	(167)	—	20,811
Commercial and industrial	18,804	2,470	(487)	37	20,824
Premium finance	749	916	(117)	21	1,569
Leases	16,475	5,548	(9,032)	1,375	14,366
Residential real estate	6,295	363	(234)	135	6,559
Home equity lines of credit	1,934	(154)	(64)	12	1,728
Consumer, indirect	7,706	3,033	(3,366)	933	8,306
Consumer, direct	2,485	15	(409)	48	2,139
Deposit account overdrafts	111	511	(649)	134	107
Total	$75,676	$14,257	$(14,525)	$2,695	$78,103
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, June 30, 2025
Construction	$878	$469	$—	$—	$1,347
Commercial real estate, other	16,256	1,134	(250)	4	17,144
Commercial and industrial	13,283	5,484	(936)	23	17,854
Premium finance	662	287	(164)	9	794
Leases	12,893	16,987	(10,753)	506	19,633
Residential real estate	6,491	(335)	(142)	99	6,113
Home equity lines of credit	1,792	34	(12)	—	1,814
Consumer, indirect	8,576	1,967	(3,559)	659	7,643
Consumer, direct	2,396	69	(251)	34	2,248
Deposit account overdrafts	121	322	(522)	170	91
Total	$63,348	$26,418	$(16,589)	$1,504	$74,681
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the second quarter of 2026, Peoples recorded a total provision for credit losses on loans of $4.9 million, which was primarily driven by net charge-offs and an increase in individually-analyzed loans, partially offset by a reduction of balances within loan segments with higher loss rates. Net charge-offs for the second quarter of 2026 were $5.2 million, primarily driven by our NSL division. The decrease in the allowance for credit losses at June 30, 2026 when compared to at March 31, 2026, was driven by a reduction of balances within higher loss rate segments, partially offset by an increase in individually-analyzed loans.
During the second quarter of 2025, Peoples recorded a provision for credit losses of $16.4 million, which was driven by (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. Net charge-offs for the second quarter of 2025 were $7.0 million, primarily driven by our NSL division.
Peoples had recorded allowances for unfunded commitments of $2.6 million and $2.5 million as of June 30, 2026 and as of December 31, 2025, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Six Months Ended	For the Year Ended
(Dollars in thousands)	June 30, 2026	December 31, 2025
Goodwill, beginning of period	$363,199	$363,199
Goodwill recorded from acquisitions	—	—
Goodwill, end of period	$363,199	$363,199
Other Intangible Assets
Other intangible assets were comprised of the following at June 30, 2026, and at December 31, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
June 30, 2026
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(38,021)	(31,365)	—	(69,386)
Total acquisition-related intangibles	$16,165	$7,105	$2,491	$25,761
Servicing rights				995
Non-compete agreements				8
Total other intangibles				$26,764
December 31, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(36,154)	(29,846)	—	(66,000)
Total acquisition-related intangibles	$18,032	$8,624	$2,491	$29,147
Servicing rights				957
Non-compete agreements				16
Total other intangibles				$30,120
The following table details estimated aggregate future amortization of other intangible assets at June 30, 2026:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining six months of 2026	$1,868	$1,518	$8	$3,394
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
2030	2,189	514	—	2,703
Thereafter	4,098	452	—	4,550
Total	$16,165	$7,105	$8	$23,278
The weighted average amortization period of other intangible assets is 6.4 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Retail certificates of deposits ("CDs"):
$100 or more	$1,077,362	$1,143,787
Less than $100	798,694	840,004
Total Retail CDs	1,876,056	1,983,791
Interest-bearing deposit accounts	1,094,873	1,092,252
Money market deposit accounts	995,487	945,313
Savings accounts	915,505	887,402
Governmental deposit accounts	755,024	739,939
Brokered CDs	225,621	416,099
Total interest-bearing deposits	5,862,566	6,064,796
Non-interest-bearing deposits	1,593,799	1,545,428
Total deposits	$7,456,365	$7,610,224
Uninsured deposits were $2.0 billion at June 30, 2026 and $2.0 billion at December 31, 2025. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered $595.7 million and $615.6 million of the uninsured deposit balances at June 30, 2026 and at December 31, 2025, respectively.
Uninsured time deposits are broken out below by time remaining until maturity. The amounts presented do not consider the insured portion of the deposits.

(Dollars in thousands)	June 30, 2026	December 31, 2025
3 months or less	$138,864	$152,991
Over 3 to 6 months	127,259	170,299
Over 6 to 12 months	134,165	83,387
Over 12 months	16,650	35,897
Total	$416,938	$442,574

The contractual maturities of CDs for each of the next five years, including the remainder of 2026, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining six months ending December 31, 2026	$1,164,930	$68,743	$1,233,673
Year ending December 31, 2027	692,446	87,095	779,541
Year ending December 31, 2028	9,050	23,950	33,000
Year ending December 31, 2029	5,036	45,833	50,869
Year ending December 31, 2030	3,370	—	3,370
Thereafter	1,224	—	1,224
Total CDs	$1,876,056	$225,621	$2,101,677
At June 30, 2026, Peoples had four effective interest rate swaps, with an aggregate notional value of $35.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares issued and treasury stock during the six months ended June 30, 2026:

	Common Shares	Treasury Stock
Shares at December 31, 2025	36,836,943	1,215,120
Changes related to stock-based compensation awards:
Restricted shares	—	(180,962)
Grant of unrestricted shares	—	(900)
Purchase of treasury stock	—	6,464
Disbursed out of treasury stock	—	(10,545)
Shares issued under dividend reinvestment plan	23,901	—
Shares issued under compensation plan for Boards of Directors	—	(7,400)
Shares issued under employee stock purchase plan	—	(13,078)
Shares at June 30, 2026	36,860,844	1,008,699
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of June 30, 2026, Peoples had repurchased an aggregate of 501,999 common shares totaling $14.2 million under the share repurchase program. During the first six months of 2026, there were no purchases under the share repurchase program.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At June 30, 2026, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during the first two quarters of 2026 and the comparable periods of 2025:

	2026	2025
First quarter	$0.41	$0.40
Second quarter	0.42	0.41
Total dividends declared	$0.83	$0.81
On July 20, 2026, Peoples' Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on August 17, 2026, to shareholders of record on August 3, 2026.

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the six months ended June 30, 2026, as related items impact the income statement:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2025	$(71,019)	$391	$(70,628)
Amounts reclassified from AOCI, net of income taxes	6,297	(243)	6,054
Other comprehensive income (loss), net of reclassifications and tax	(6,512)	225	(6,287)
Balance, June 30, 2026	$(71,234)	$373	$(70,861)
Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $3.0 million during both the six months ended June 30, 2026 and June 30, 2025.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per common share data)	2026	2025	2026	2025
Net income available to common shareholders	$27,953	$21,212	$56,959	$45,548
Less: Dividends paid on unvested common shares	212	212	412	422
Less: Undistributed income allocated to unvested common shares	81	17	135	54
Net earnings allocated to common shareholders	$27,660	$20,983	$56,412	$45,072

Weighted-average common shares outstanding	35,173,525	34,972,065	35,141,267	34,934,105
Effect of potentially dilutive common shares	393,041	359,642	388,248	365,313
Total weighted-average diluted common shares outstanding	35,566,566	35,331,707	35,529,515	35,299,418

Earnings per common share:
Basic	$0.79	$0.60	$1.61	$1.29
Diluted	$0.78	$0.59	$1.59	$1.28
Anti-dilutive common shares excluded from calculation:
Restricted common shares	—	144,274	243	142,032

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At June 30, 2026, Peoples had entered into four interest rate swap contracts with an aggregate notional value of $35.0 million. Peoples will pay a fixed rate of interest for up to three years while receiving a floating rate component of interest equal to the term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At June 30, 2026 and December 31, 2025, the interest rate swaps were designated as cash flow hedges of $35.0 and $45.0 million, respectively, in brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges and deemed highly effective, all changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR of the swaps to ensure effectiveness of the cash flow hedge. For the six months ended June 30, 2026, and 2025, Peoples recorded reclassifications of gains to earnings of $0.3 million and $0.7 million, respectively. During the next 12 months, Peoples estimates that $0.3 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amount	$35,000	$45,000
Weighted average pay rates	2.70%	2.52%
Weighted average receive rates	4.10%	3.73%
Weighted average maturity	1.1 years	1.3 years
Pre-tax changes in fair value included in AOCI	$488	$512

The following table presents changes in fair value and amounts reclassified from AOCI related to cash flow hedges and recorded in AOCI and in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Amount of losses recorded in AOCI, pre-tax	$30	$341	$24	$1,002
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$35,000	$481	$45,000	$501
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and six months ended June 30, 2026, or at or for the year ended December 31, 2025.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$553,937	$12,980	$548,785	$13,907
Netting Adjustments (a)		(3,149)		(4,700)
Net Derivative Assets on the Balance Sheet	$553,937	$9,831	$548,785	$9,207
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$553,937	$10,005	$548,785	$11,548
Netting Adjustments (a)		(129)		(2,273)
Net Derivatives Liabilities on the Balance Sheet	$553,937	$9,876	$548,785	$9,275
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

Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At June 30, 2026, Peoples Bank had $4.2 million of cash pledged, while counterparties had $5.2 million of cash pledged. Peoples Bank had $4.2 million cash pledged and counterparties had $2.1 million of cash pledged at December 31, 2025. Peoples Bank and the counterparties had no pledged investment securities at June 30, 2026 or at December 31, 2025.
Note 11 Stock-Based Compensation

Under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan was 1,493,297 at June 30, 2026. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available. If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first six months of 2026, Peoples granted an aggregate of 230,712 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. Awards issued in the first quarter of 2026 feature both time-based and performance-based award components, with the performance-based awards tied to Peoples' return on tangible common equity and total shareholder return performance over a three-year period relative to the results of other banks. There were no similar awards issued in the second quarter of 2026.
The following table summarizes the changes to Peoples’ restricted unvested common shares for the six months ended June 30, 2026:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
January 1, 2026	127,672	$28.49	555,561	$30.08
Awarded	71,821	32.99	230,712	33.56
Released	(5,047)	28.62	(161,975)	30.30
Forfeited	(8,274)	32.10	(8,876)	30.89
June 30, 2026	186,172	$30.06	615,422	$31.31
The intrinsic value for restricted common shares released was $5.7 million for the six months ended June 30, 2026, and for the six months ended June 30, 2025.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Employee stock-based compensation expense:
Stock grant expense	$1,496	$1,416	$3,365	$3,846
Employee stock purchase plan expense	36	26	70	71
Total employee stock-based compensation expense	1,532	1,442	$3,435	$3,917
Non-employee director stock-based compensation expense	131	131	$262	$247
Total stock-based compensation expense	1,663	1,573	$3,697	$4,164
Recognized tax benefit	(383)	(367)	(851)	(971)
Net stock-based compensation expense	$1,280	$1,206	$2,846	$3,193
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $10.1 million at June 30, 2026, which will be recognized over a weighted-average period of 2.2 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,313	$4,450	$8,689	$8,962
Performance-based commissions (b)	18	99	1,222	1,641
Trust and investment income:
Fiduciary income (a)	3,383	3,042	6,459	5,957
Brokerage income (a)	2,603	2,239	5,132	4,385
Electronic banking income:
Interchange income (b)	5,468	5,111	10,371	9,956
Promotional and usage income (a)	1,075	1,161	2,099	2,201
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,928	1,670	3,809	3,313
Transaction-based fees (b)	2,560	2,388	4,946	4,760
Commercial loan swap fees (b)	197	734	507	1,271
Other non-interest income transaction-based fees (b)	499	374	1,173	789
Total revenue from contracts with customers	$22,044	$21,268	$44,407	$43,235
Timing of revenue recognition:
Services transferred over time	$13,302	$12,562	$26,188	$24,818
Services transferred at a point in time	8,742	8,706	18,219	18,417
Total revenue from contracts with customers	$22,044	$21,268	$44,407	$43,235
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
The following table details the changes in Peoples' contract assets and contract liabilities for the six-month period ended June 30, 2026:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2026	$972	$5,848
Additional income receivable	119	—
Additional deferred income	—	7,101
Receipt of income previously receivable	(79)	—
Recognition of income previously deferred	—	(7,451)
Balance, June 30, 2026	$1,012	$5,498

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

The table below details Peoples' lease income:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and fees on leases (a)	$8,180	$10,287	$16,758	$20,485
Lease income	4,977	4,211	9,558	7,679
Total lease income	$13,157	$14,498	$26,316	$28,164
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Lease payments receivable, at amortized cost	$373,972	$393,089
Estimated residual values	30,835	33,125
Initial direct costs	4,431	5,535
Deferred revenue	(55,286)	(66,100)
Net investment in leases	353,952	365,649
Allowance for credit losses - leases	(14,366)	(16,475)
Net investment in leases, after allowance for credit losses	$339,586	$349,174
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2026	$84,350
Year ending December 31, 2027	72,016
Year ending December 31, 2028	82,302
Year ending December 31, 2029	64,129
Year ending December 31, 2030	57,746
Thereafter	13,429
Lease payments receivable, at amortized cost	$373,972
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At June 30, 2026, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$629	$637	$1,253	$1,318
Short-term lease expense	371	683	755	1,078
Variable lease expense	25	9	35	18
Total lease expense	$1,025	$1,329	$2,043	$2,414
Peoples utilizes an incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	June 30, 2026	December 31, 2025
ROU assets:
Other assets	$8,433	$9,340
Lease liabilities:
Accrued expenses and other liabilities	$9,004	$9,912
Other information:
Weighted-average remaining lease term	8.6 years	8.7 years
Weighted-average discount rate	4.17%	4.16%
Additions for ROU assets obtained during the year	$153	$1,333
During the three months ended June 30, 2026 and 2025, Peoples paid cash of $0.6 million and $0.7 million for operating leases, respectively. During both the six months ended June 30, 2026 and 2025, Peoples paid cash of $1.3 million, for operating leases.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining six months ending December 31, 2026	$1,252
Year ending December 31, 2027	$2,208
Year ending December 31, 2028	$1,625
Year ending December 31, 2029	$1,173
Year ending December 31, 2030	$671
Thereafter	$3,938
Total undiscounted lease payments	$10,867
Imputed interest	$(1,863)
Total lease liabilities	$9,004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three and six months ended June 30, 2026 and June 30, 2025. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the interest rate policies of the Federal Reserve Board, the completion and successful integration of acquisitions, including the pending merger with Citizens (the "Citizens merger"), and the expansion of commercial and consumer lending activities;
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
(29)Peoples' ability to integrate the pending Citizens merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
(30)the risk that the proposed Citizens merger is not completed as a result of a failure to satisfy the conditions of the Citizens merger, including receipt of required regulatory, shareholder, and other approvals;
(31)the possibility that the anticipated benefits of the proposed Citizens merger, including expected revenue synergies and cost savings, will not be realized or will not be realized within expected time periods;

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
(37)the effect of a fall in stock market prices on Peoples' asset and wealth management business; and
(38)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' 2025 Form 10-K as supplemented by the disclosures under the heading "ITEM 1A. RISK FACTORS" of Peoples' Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026. Peoples encourages readers of this Form 10-Q to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Peoples undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the filing of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable legal requirements. Copies of documents filed with the SEC are available free of charge at the SEC's website at http://www.sec.gov and/or from Peoples' website – www.peoplesbancorp.com under the “Investor Relations” section.
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
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance division. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of June 30, 2026, Peoples had 144 locations, including 127 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at June 30, 2026, which have been disclosed in Peoples' 2025 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with those accounting policies.
New Accounting Guidance Pending Adoption
ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans: The FASB issued Accounting
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

ASU 2025-08 applies to all public entities subject to the guidance in Topic 326, including public business entities, private companies, and not-for-profit entities. The amendments in this update apply “prospectively to loans that are acquired on or after the initial application date.” The amendments in ASU 2025-08 are effective for all entities for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, with early adoption permitted. Peoples is currently evaluating the impact of this guidance.
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
◦For the second quarter of 2026, Peoples recorded a provision for credit losses of $4.7 million, compared to a provision for credit losses of $9.7 million for the linked quarter and a provision for credit losses of $16.6 million for the second quarter of 2025. The provision for credit losses for the second quarter of 2026 was driven by net charge-offs and an increase in individually-analyzed loans, offset by a reduction of balances within loan segments with higher loss rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and a deterioration in the macroeconomic forecasts used within the CECL model. The provision for the second quarter of 2025 was primarily driven by (i) net charge-offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.25% to 5.50% on July 27, 2023. This rate remained unchanged until the latter half of 2024, where multiple rate cuts reduced the rate down to 4.25% to 4.50%. The Federal Reserve Board cut interest rates three times during 2025, further reducing the rate to 3.50% to 3.75%. The Federal Reserve Board will remain data dependent on future rate changes.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $28.0 million for the second quarter of 2026, representing earnings per diluted common share of $0.78. In comparison, Peoples reported net income of $29.0 million, representing earnings per diluted common share of $0.81, for the first quarter of 2026, and net income of $21.2 million, representing earnings per diluted common share of $0.59, for the second quarter of 2025. Non-core items, which includes one-time losses and expenses, negatively impacted earnings per diluted common share by $0.18 for the second quarter of 2026, $0.01 for the first quarter of 2026, and $0.01 for the second quarter of 2025. For the six months ended June 30, 2026, Peoples recorded net income of $57.0 million, or $1.59 per diluted common share, compared to $45.5 million, or $1.28 per diluted common share, for the six months ended June 30, 2025.
Net interest income was $92.7 million for the second quarter of 2026, and increased $2.3 million, or 3%, when compared to the linked quarter. Net interest margin was 4.23% for the second quarter of 2026, compared to 4.16% for the linked quarter. The increase in net interest income and net interest margin was primarily driven by a reduction in deposit costs compared to the linked quarter. Net interest income for the second quarter of 2026 increased $5.2 million, or 6%, compared to the second quarter of 2025. Net interest margin for the second quarter of 2026 increased 8 basis points compared to 4.15% for the second quarter of 2025. The increases in net interest income and net interest margin were primarily driven by lower deposit and borrowing costs compared to the second quarter of 2025. For the first six months of 2026, net interest income increased $10.3 million compared to the same period of 2025, while net interest margin increased 6 basis points to 4.20%. The increases in net interest income and net interest margin were driven by lower deposit costs and increased interest income compared to the first half of 2025.
Accretion income, net of amortization expense, was $1.1 million for the second quarter of 2026, $1.3 million for the first quarter of 2026 and $2.6 million for the second quarter of 2025, which added 5 basis points, 6 basis points and 12 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2026 when compared to the linked quarter and the second quarter of 2025 was driven by lower unamortized loan purchase discount balance in 2026 associated with the Limestone Bancorp Inc. merger (the "Limestone Merger"), coupled with fewer related loan payoffs during the second quarter of 2026. Accretion income, net of amortization expense, was $2.4 million and $6.1 million for the first six months of 2026 and 2025, respectively. Accretion income added 6 basis points and 15 basis points to net interest margin for the first six months of 2026 and 2025, respectively. The decrease in accretion income for the first six months of 2026 compared to the same period in 2025 was due to lower unamortized loan purchase discount balance in 2026 from the Limestone Merger.
The provision for credit losses was $4.7 million for the second quarter of 2026, compared to a provision for credit losses of $9.7 million for the linked quarter and a provision for credit losses of $16.6 million for the second quarter of 2025. The provision for credit losses for the second quarter of 2026 was primarily driven by net charge-offs and an increase in individually-analyzed loans, partially offset by a reduction in balances of loan segments with higher loss rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and a deterioration in the economic forecasts used within the CECL model. Net charge-offs for the second quarter of 2026 were $5.2 million, or 0.31% of average total loans annualized, compared to net charge-offs of $6.6 million, or 0.40% of average total loans annualized, for the linked quarter and net charge-offs of $7.0 million, or 0.43% of average total loans annualized, for the second quarter of 2025. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first six months of 2026 was $14.4 million, compared to a provision for credit losses of $26.8 million for the first six months of 2025. The provision for credit losses during the first six months of 2026 was mainly a result of net charge-offs, a deterioration in the macro-economic conditions used within the CECL model, and an increase in individually-analyzed loans. The provision for credit losses for the first six months of 2025 was mainly a result of (i) net charge-offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth. Net charge-offs for the first six months of 2026 were $11.8 million, or 0.35% of average total loans and leases annualized, compared to net charge-offs of $15.1 million, or 0.48% annualized, for the first six months of 2025. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the second quarter of 2026 was $8.6 million, compared to a net loss of $0.4 million for the linked quarter and a net loss of $0.3 million for the second quarter of 2025. The net loss for the second quarter of 2026 was driven by the sale of $135.2 million of available-for-sale securities at a net loss of $8.2 million as Peoples manages its balance sheet under $10 billion in assets ahead of the pending Citizens merger. The net losses for the first quarter of 2026 and for the second quarter of 2025 were due to losses on repossessed assets. For the six months ended June 30, 2026, the total net loss was $9.0 million, compared to $0.6 million for the same period in 2025. The net loss for the first six months of 2026 was primarily driven by the aforementioned investment portfolio restructure in the second quarter. The net loss recognized in the first six months of 2025 was primarily driven by $0.6 million of net losses on repossessed assets.
Total non-interest income, excluding net gains and losses, for the second quarter of 2026 increased $0.3 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by increases of $0.6 million in electronic banking income, driven by debit card interchange, $0.4 million in lease income, driven by an increase in month-to-month income, $0.4 million in trust and investment income, and $0.2 million in mortgage banking income. Partially offsetting those increases was a decrease of $1.2 million in insurance income due to performance-based commissions recognized in the first quarter of each year. Compared to the second quarter of 2025, total non-interest income, excluding net gains and losses, increased $1.8 million, due to increases of $0.8 million in lease income, driven by higher operating lease income, $0.7 million in trust and investment income, driven by an increase in assets under administration and management, $0.4 million in deposit account services charges, and $0.4 million in mortgage banking income, partially offset by a decrease of $0.6 million in other non-interest income, driven by lower swap fee income.
For the first six months of 2026, total non-interest income, excluding gains and losses, increased $3.0 million, or 6%, compared to the first six months of 2025. The increase was primarily due to increases of $1.9 million in lease income, driven by operating lease income, $1.2 million in trust and investment income, driven by an increase in assets under administration and management, and $0.7 million in deposit account service charges, partially offset by a decrease of $0.8 million in other non-interest income, driven by lower swap fee income.
Total non-interest expense increased $1.1 million for the three months ended June 30, 2026, compared to the linked quarter. The increase was primarily due to increases of $1.3 million in professional fees, driven by higher legal expenses and professional services and $0.3 million in data processing and software expense, which were partially offset with a decrease of $0.5 million in net occupancy and equipment expense, driven by lower utility costs.
Compared to the second quarter of 2025, total non-interest expense increased $2.4 million, or 3%. The increase in total non-interest expense was primarily driven by increases of $1.1 million in salaries and benefit costs due to higher sales levels and overall company performance measures used in calculating incentive awards, $0.7 million in operating lease expense, $0.5 million in data processing and software expense due to costs associated with recent technology projects, and $0.4 million in professional fees, partially offset by a decrease of $0.5 million in amortization of other intangible assets, driven by decreases in amortization on core deposits and customer relationship intangibles.
For the six months ended June 30, 2026, total non-interest expense increased $3.2 million, or 2%, compared to the first six months of 2025. This increase was primarily driven by increases of $1.6 million in operating lease expense, $1.1 million in salaries and employee benefit costs due to annual merit increases and an increase in sales incentives, $1.0 million in data processing and software expenses, driven by recent technology projects, and $0.7 million in net occupancy and equipment expense, partially offset by a decrease of $1.0 million in amortization of other intangible assets, due to decreases in amortization on core deposits and customer relationship intangibles.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2026	2026	2025	2026	2025
Non-interest expense:
Salaries and employee benefit costs	$40,012	$39,835	$38,893	$79,847	$78,714
Data processing and software expense	7,850	7,536	7,356	15,386	14,361
Net occupancy and equipment expense	5,765	6,224	5,690	11,989	11,302
Professional fees	4,018	2,753	3,610	6,771	6,697
Electronic banking expense	2,225	2,081	2,018	4,306	4,043
Operating lease expense	1,797	1,804	1,053	3,601	2,038
Amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
FDIC insurance premiums	1,370	1,410	1,251	2,780	2,502
Other loan expenses	1,278	1,123	1,213	2,401	2,332
Franchise tax expense	972	1,004	678	1,976	1,607
Travel and entertainment expense	726	583	713	1,309	1,213
Communication expense	605	589	712	1,194	1,446
Marketing expense	604	886	718	1,490	1,621
Other non-interest expense	3,840	4,110	4,246	7,950	8,849
Total non-interest expense	72,759	71,635	70,362	144,394	141,149
Acquisition-related non-interest expense:
Net occupancy and equipment expense	—	1	—	1	—
Professional fees	338	15	—	353	—
Marketing expense	52	—	—	52	—
Travel and entertainment expense	10	—	—	10	—
Other non-interest expense	10	—	—	10	—
Total acquisition-related non-interest expense	410	16	—	426	—
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	40,012	39,835	38,893	79,847	78,714
Data processing and software expense	7,850	7,536	7,356	15,386	14,361
Net occupancy and equipment expense	5,765	6,223	5,690	11,988	11,302
Professional fees	3,680	2,738	3,610	6,418	6,697
Electronic banking expense	2,225	2,081	2,018	4,306	4,043
Operating lease expense	1,797	1,804	1,053	3,601	2,038
Amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
FDIC insurance premiums	1,370	1,410	1,251	2,780	2,502
Other loan expenses	1,278	1,123	1,213	2,401	2,332
Franchise tax expense	972	1,004	678	1,976	1,607
Travel and entertainment expense	716	583	713	1,299	1,213
Communication expense	605	589	712	1,194	1,446
Marketing expense	552	886	718	1,438	1,621
Other non-interest expense	3,830	4,110	4,246	7,940	8,849
Total non-interest expense excluding acquisition-related expense	$72,349	$71,619	$70,362	$143,968	$141,149

The efficiency ratio for the second quarter of 2026 was 58.3%, compared to 58.6% for the linked quarter and 59.3% for the second quarter of 2025. The efficiency ratio improved slightly compared to the linked quarter mainly as the result of higher net interest income, driven by a reduction in deposit costs. The efficiency ratio for the first six months of 2026 was 58.4%, compared to 60.0% for the first six months of 2025. The efficiency ratio improved compared to the prior year first six months due to higher revenue. The efficiency ratio adjusted for non-core items was 57.9% for the second quarter of 2026, compared to 58.6% for the linked quarter.

Peoples recorded income tax expense of $7.7 million with an effective tax rate of 21.6% for the second quarter of 2026, compared to income tax expense of $8.3 million with an effective tax rate of 22.3% for the linked quarter, and income tax expense of $6.2 million with an effective tax rate of 22.7% for the second quarter of 2025. The decreases in income tax expense and the effective tax rate when compared to the linked quarter were impacted by a $0.5 million benefit relating to tax credit purchased in the second quarter of 2026. Peoples' income tax expense for the first six months of 2026 was $16.0 million with an effective tax rate of 22.0%, compared to $13.3 million with an effective tax rate of 22.6% for the same period of 2025. The increase in income tax expense when compared to June 30, 2025, was driven by higher pretax income. The decrease in the effective tax rate when compared to June 30, 2025, was driven by the $0.5 million benefit relating to tax credits purchased in the second quarter of 2026.
Total assets were $9.54 billion as of June 30, 2026, $9.65 billion at March 31, 2026, $9.65 billion at December 31, 2025, and $9.54 billion at June 30, 2025. Total assets at June 30, 2026 decreased when compared to at March 31, 2026 primarily due to a decrease of $144.0 million in total investment securities, partially offset by an increase of $51.4 million in period end total loans and leases, compared to at March 31, 2026. Total assets at June 30, 2026 decreased compared to at December 31, 2025 due to a decrease of $158.4 million in total investment securities, partially offset by an increase of $62.2 million in total loans and leases. Total assets at June 30, 2026 decreased slightly compared to at June 30, 2025 due to decreases of $201.6 million in total investment securities and $6.4 million in total cash and cash equivalents, partially offset by an increase of $216.6 million in total loans and leases. The decrease in investment securities to all prior periods was driven by the sale of $135.2 million in available-for-sale securities as part of a portfolio restructure in advance of the pending Citizens Merger.
Total liabilities were $8.30 billion at June 30, 2026, down from $8.43 billion at March 31, 2026, $8.44 billion at December 31, 2025, and $8.39 billion at June 30, 2025. The decrease in total liabilities when compared to at March 31, 2026 was primarily due to a decrease of $192.1 million in period-end total deposits, partially offset by an increase of $82.8 million in short-term borrowings. Total liabilities decreased compared to at December 31, 2025 due to a decrease of $153.9 million in period end deposits. The decrease was driven by decreases in brokered deposits and retail certificate of deposits, partially offset by increases in money market deposit accounts and non-interest bearing deposits. The decrease in total liabilities when compared to at June 30, 2025 was primarily due to decreases of $180.8 million and $76.1 million in period-end deposits and long-term borrowings, respectively, partially offset by an increase of $191.8 million in short-term borrowings. The decrease in total deposits was primarily driven by a decrease of $217.2 million in brokered deposits and $129.3 million in retail certificates of deposit, partially offset by increases of $67.9 million in money market deposit accounts, $63.0 million in non-interest bearing deposits, $36.0 million in interest-bearing demand accounts, and $25.6 million in savings accounts.
Total stockholders' equity at June 30, 2026 increased $20.5 million compared to at March 31, 2026, which was primarily due to net income for the quarter of $28.0 million and a decrease of $5.2 million in accumulated other comprehensive loss, partially offset by dividends paid of $15.1 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $71.2 million and $76.4 million at June 30, 2026 and at March 31, 2026, respectively. Total stockholders' equity at June 30, 2026 increased $29.9 million, or 2%, compared to at December 31, 2025, which was due to net income of $57.0 million in the first six months of 2026, partially offset by dividends paid of $29.8 million. Total stockholders' equity at June 30, 2026 increased by $83.2 million compared to at June 30, 2025 and was impacted by net income of $118.2 million in the last twelve months and a decrease in accumulated other comprehensive loss of $19.4 million, partially offset by dividends paid of $59.0 million.
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

The following table details the calculation of FTE net interest income:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Net interest income	$92,728	$90,420	$87,577	$183,148	$172,832
Taxable equivalent adjustment	221	245	280	466	563
FTE net interest income	$92,949	$90,665	$87,857	$183,614	$173,395

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$112,726	$1,084	3.86%	$82,872	$790	3.87%	$86,655	$1,039	4.81%
Investment securities (a)(b):
Taxable	1,752,776	16,208	3.70%	1,807,384	16,526	3.66%	1,734,193	15,593	3.60%
Nontaxable	135,132	925	2.74%	154,566	1,032	2.67%	176,691	1,215	2.75%
Total investment securities	1,887,908	17,133	3.63%	1,961,950	17,558	3.58%	1,910,884	16,808	3.52%
Loans (b)(c):
Construction	282,906	4,989	6.98%	289,892	4,586	6.33%	335,396	5,935	7.00%
Commercial real estate, other	2,205,065	33,969	6.09%	2,251,931	34,658	6.16%	2,110,961	33,430	6.27%
Commercial and industrial	1,652,813	25,826	6.18%	1,554,825	25,110	6.46%	1,325,976	23,304	6.95%
Premium finance	243,558	5,154	8.37%	238,918	4,553	7.62%	267,294	5,743	8.50%
Leases	352,662	8,180	9.18%	355,857	8,578	9.64%	384,191	10,287	10.59%
Residential real estate (d)	943,268	12,927	5.48%	958,354	13,049	5.45%	974,203	12,226	5.02%
Home equity lines of credit	267,892	4,684	7.01%	256,543	4,404	6.96%	239,531	4,540	7.60%
Consumer, indirect	698,460	11,322	6.50%	700,411	11,293	6.54%	686,550	11,038	6.45%
Consumer, direct	127,928	2,533	7.94%	128,423	2,487	7.85%	119,358	2,337	7.85%
Total loans	6,774,552	109,584	6.42%	6,735,154	108,718	6.47%	6,443,460	108,840	6.71%
Allowance for credit losses	(78,113)			(75,284)			(65,186)
Net loans	6,696,439	109,584	6.50%	6,659,870	108,718	6.54%	6,378,274	108,840	6.77%
Total earning assets	8,697,073	127,801	5.84%	8,704,692	127,066	5.85%	8,375,813	126,687	6.01%
Goodwill and other intangible assets	390,753			392,490			398,940
Other assets	498,500			503,926			518,534
Total assets	$9,586,326			$9,601,108			$9,293,287
Interest-bearing deposits:
Savings accounts	$917,693	$181	0.08%	$903,050	$183	0.08%	$889,877	$220	0.10%
Governmental deposit accounts	818,274	4,151	2.03%	782,543	3,923	2.03%	811,822	4,874	2.41%
Interest-bearing demand accounts	1,091,757	602	0.22%	1,055,685	572	0.22%	1,075,220	563	0.21%
Money market accounts	970,487	4,977	2.06%	925,668	4,541	1.99%	938,318	5,592	2.39%
Retail CDs	1,917,698	15,357	3.21%	1,973,029	16,458	3.38%	1,997,992	18,235	3.66%
Brokered CDs (e)	237,556	2,382	4.02%	301,470	2,954	3.97%	419,277	4,393	4.20%
Total interest-bearing deposits	5,953,465	27,650	1.86%	5,941,445	28,631	1.95%	6,132,506	33,877	2.22%
Borrowed funds:
Short-term FHLB advances (e)	430,758	4,050	3.77%	368,289	3,382	3.72%	87,659	1,015	4.64%
Repurchase agreements and other	64,173	573	3.57%	182,081	1,577	3.46%	40,057	374	3.73%
Total short-term borrowings	494,931	4,623	3.74%	550,370	4,959	3.64%	127,716	1,389	4.36%
Long-term FHLB advances	107,495	1,079	4.02%	117,467	1,155	3.99%	131,625	1,315	4.01%
Long-term notes payable	42,443	758	7.14%	41,628	747	7.18%	47,116	856	7.27%
Other long-term borrowings (f)	32,094	742	9.15%	31,839	909	11.42%	55,257	1,393	9.97%
Total long-term borrowings	182,032	2,579	5.66%	190,934	2,811	5.92%	233,998	3,564	6.07%
Total borrowed funds	676,963	7,202	4.26%	741,304	7,770	4.23%	361,714	4,953	5.47%
Total interest-bearing liabilities	6,630,428	34,852	2.11%	6,682,749	36,401	2.21%	6,494,220	38,830	2.40%
Non-interest-bearing deposits	1,631,305			1,604,708			1,546,475
Other liabilities	96,401			95,283			105,339
Total liabilities	8,358,134			8,382,740			8,146,034
Total stockholders’ equity	1,228,192			1,218,368			1,147,253
Total liabilities and stockholders’ equity	$9,586,326			$9,601,108			$9,293,287
Interest rate spread (b)		$92,949	3.73%		$90,665	3.64%		$87,857	3.61%
Net interest margin (b)			4.23%			4.16%			4.15%

	For the Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$97,882	$1,874	3.86%	$87,780	$1,938	4.45%
Investment securities (a)(b):
Taxable	1,779,929	32,734	3.68%	1,726,366	30,965	3.59%
Nontaxable	144,795	1,957	2.70%	177,631	2,441	2.75%
Total investment securities	1,924,724	34,691	3.61%	1,903,997	33,406	3.51%
Loans (b)(c):
Construction	286,380	9,574	6.65%	324,325	11,507	7.06%
Commercial real estate, other	2,228,369	68,630	6.13%	2,090,163	66,693	6.35%
Commercial and industrial	1,604,089	50,936	6.32%	1,331,026	46,635	6.97%
Premium finance	241,251	9,706	8.00%	263,290	11,328	8.56%
Leases	354,251	16,758	9.41%	389,646	20,485	10.46%
Residential real estate (d)	950,769	25,975	5.46%	965,176	24,440	5.06%
Home equity lines of credit	262,249	9,088	6.99%	236,543	8,922	7.61%
Consumer, indirect	699,430	22,615	6.52%	680,415	21,586	6.40%
Consumer, direct	128,174	5,020	7.90%	118,623	4,572	7.77%
Total loans	6,754,962	218,302	6.45%	6,399,207	216,168	6.74%
Allowance for credit losses	(76,706)			(64,129)
Net loans	6,678,256	218,302	6.52%	6,335,078	216,168	6.81%
Total earning assets	8,700,862	254,867	5.85%	8,326,855	251,512	6.03%
Goodwill and other intangible assets	391,617			400,135
Other assets	501,197			517,505
Total assets	$9,593,676			$9,244,495
Interest-bearing deposits:
Savings accounts	$910,412	$365	0.08%	$884,282	$437	0.10%
Governmental deposit accounts	800,507	8,074	2.03%	796,885	9,526	2.41%
Interest-bearing demand accounts	1,073,821	1,175	0.22%	1,079,921	1,086	0.20%
Money market accounts	948,201	9,518	2.02%	926,264	10,884	2.37%
Retail CDs	1,945,210	31,814	3.30%	1,968,840	36,669	3.76%
Brokered CDs (e)	269,336	5,335	3.99%	491,567	10,440	4.28%
Total interest-bearing deposits	5,947,487	56,281	1.91%	6,147,759	69,042	2.26%
Borrowed funds:
Short-term FHLB advances (e)	399,696	7,432	3.75%	60,392	1,357	4.53%
Repurchase agreements and other	122,801	2,150	3.50%	31,944	539	3.37%
Total short-term borrowings	522,497	9,582	3.69%	92,336	1,896	4.13%
Long-term FHLB advances	112,454	2,234	4.00%	131,697	2,617	4.01%
Long-term notes payable	42,038	1,505	7.16%	48,720	1,750	7.18%
Other long-term borrowings (f)	31,967	1,651	10.27%	55,125	2,812	10.15%
Total long-term borrowings	186,459	5,390	5.79%	235,542	7,179	6.10%
Total borrowed funds	708,956	14,972	4.24%	327,878	9,075	5.55%
Total interest-bearing liabilities	6,656,443	71,253	2.16%	6,475,637	78,117	2.43%
Non-interest-bearing deposits	1,618,080			1,522,851
Other liabilities	95,846			110,883
Total liabilities	8,370,369			8,109,371
Total stockholders’ equity	1,223,307			1,135,124
Total liabilities and stockholders’ equity	$9,593,676			$9,244,495
Interest rate spread (b)		$183,614	3.69%		$173,395	3.60%
Net interest margin (b)			4.20%			4.14%
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
(f)Included in other long-term borrowings are trust preferred securities and floating rate junior subordinated deferrable interest debentures.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended June 30, 2026 Compared to						Six Months Ended June 30, 2026 Compared to
(Dollars in thousands)	March 31, 2026			June 30, 2025			June 30, 2025
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$(7)	$301	$294	$(273)	$318	$45	$(290)	$226	$(64)
Investment Securities (b):
Taxable	298	(616)	(318)	28	587	615	(306)	2,075	1,769
Nontaxable	28	(135)	(107)	8	(298)	(290)	(16)	(468)	(484)
Total investment income	326	(751)	(425)	36	289	325	(322)	1,607	1,285
Loans (b):
Construction	464	(61)	403	(17)	(929)	(946)	(587)	(1,346)	(1,933)
Commercial real estate, other	(345)	(344)	(689)	(952)	1,491	539	(2,474)	4,411	1,937
Commercial and industrial	(1,163)	1,879	716	(3,222)	5,744	2,522	(5,267)	9,568	4,301
Premium finance	461	140	601	(79)	(510)	(589)	(674)	(948)	(1,622)
Leases	(285)	(113)	(398)	(736)	(1,371)	(2,107)	(811)	(2,916)	(3,727)
Residential real estate	88	(210)	(122)	1,120	(419)	701	1,953	(418)	1,535
Home equity lines of credit	34	246	280	(394)	538	144	(804)	970	166
Consumer, indirect	(65)	94	29	93	191	284	426	603	1,029
Consumer, direct	28	18	46	28	168	196	80	368	448
Total loan income	(783)	1,649	866	(4,159)	4,903	744	(8,158)	10,292	2,134
Total interest income	$(464)	$1,199	$735	$(4,396)	$5,510	$1,114	$(8,770)	$12,125	$3,355
INTEREST EXPENSE:
Deposits:
Savings accounts	7	(5)	2	46	(7)	39	85	(13)	72
Interest-bearing demand accounts	(4)	(26)	(30)	(30)	(9)	(39)	(95)	6	(89)
Money market accounts	(163)	(273)	(436)	807	(192)	615	1,624	(258)	1,366
Governmental deposit accounts	(3)	(225)	(228)	762	(39)	723	1,495	(43)	1,452
Retail CDs	816	285	1,101	2,144	734	2,878	4,414	441	4,855
Brokered CDs	(28)	600	572	107	1,904	2,011	385	4,720	5,105
Total deposit cost	625	356	981	3,836	2,391	6,227	7,908	4,853	12,761
Borrowed funds:
Short-term borrowings	(121)	457	336	1,066	(4,300)	(3,234)	2,260	(9,946)	(7,686)
Long-term borrowings	179	53	232	76	909	985	(14)	1,803	1,789
Total borrowed funds cost	58	510	568	1,142	(3,391)	(2,249)	2,246	(8,143)	(5,897)
Total interest expense	683	866	1,549	4,978	(1,000)	3,978	10,154	(3,290)	6,864
FTE net interest income	$219	$2,065	$2,284	$582	$4,510	$5,092	$1,384	$8,835	$10,219
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $92.7 million for the second quarter of 2026 and increased $2.3 million when compared to the linked quarter. Net interest margin was 4.23% for the second quarter of 2026, compared to 4.16% for the linked quarter. The increase in net interest income and margin was primarily driven by a reduction in deposit costs.
Net interest income for the second quarter of 2026 increased $5.2 million, or 6%, compared to the second quarter of 2025. Net interest margin increased 8 basis points when compared to the second quarter of 2025. The increase in net interest income was primarily driven by lower deposit and borrowing costs.

For the first six months of 2026, net interest income increased $10.3 million compared to the first six months of 2025, while net interest margin increased 6 basis points to 4.20%. The increases in net interest income and net interest margin was driven by lower deposit costs and increased interest income, respectively.
Accretion income, net of amortization expense, was $1.1 million for the second quarter of 2026, $1.3 million for the linked quarter and $2.6 million for the second quarter of 2025, which added 5 basis points, 6 basis points and 12 basis points, respectively, to net interest margin. The decrease in accretion income for the second quarter of 2026 when compared to the linked quarter and the second quarter of 2025 was driven by less accretion income recognized from the Limestone Merger. Accretion income, net of amortization expense, was $2.4 million and $6.1 million for the first six months of 2026 and 2025, respectively. Accretion income added 6 basis points and 15 basis points to net interest margin for the first six months of 2026 and 2025, respectively. The decrease in accretion income for the first six months of 2026 compared to the same period in 2025 was due to less accretion income recognized from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Provision for other credit losses	$4,477	$9,415	$16,475	$13,892	$26,510
Provision for checking account overdraft credit losses	232	279	167	511	322
Provision for credit losses	$4,709	$9,694	$16,642	$14,403	$26,832
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the second quarter of 2026 was primarily driven by net charge-offs and an increase in individually-analyzed loans, partially offset by a reduction of balances within loan segments with higher loss rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and a deterioration in the economic forecasts used within the CECL model. The provision for credit losses for the second quarter of 2025 was primarily driven by (i) net charge-offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth.
For the first half of 2026, the provision for credit losses was mainly a result of net charge-offs, a deterioration in the economic forecasts used within the CECL model, and an increase in individually-analyzed loans. For the same period of 2025, the provision for credit losses was mainly a result of (i) net charge-offs, (ii) an increase in reserves for individually-analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) a periodic refresh in loss drivers utilized within the CECL model, (v) deterioration in the economic forecasts used within the CECL model, and (vi) loan growth.
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

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Net loss on investment securities	$(8,181)	$—	$—	$(8,181)	$(2)
Net loss on asset disposals and other transactions:
Net loss on other assets	(453)	(384)	(267)	(837)	(597)
Net gain (loss) on OREO	—	(26)	10	(26)	30
Net gain (loss) on other transactions	7	—	(23)	7	(74)
Net loss on asset disposals and other transactions	$(446)	$(410)	$(280)	$(856)	$(641)
The net loss on investment securities for the second quarter of 2026 was driven by the sale of $135.2 million available-for-sale investment securities. The net loss on other assets for all periods presented was driven by losses recorded on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 24% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the second quarter of 2026, 24% for the linked quarter, and 24% for the second quarter of 2025. For the first six months of 2026, total non-interest income, excluding net gains and losses, totaled 24% of total revenue, consistent with the same period in 2025.
For the second quarter of 2026, e-banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
E-banking income	$6,543	$5,927	$6,272	$12,470	$12,157
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Property and casualty insurance commissions	$3,670	$3,679	$3,791	$7,349	$7,614
Performance-based commissions	18	1,204	99	1,222	1,641
Life and health insurance commissions	643	697	659	1,340	1,348
Insurance income	$4,331	$5,580	$4,549	$9,911	$10,603
Peoples' insurance income for the second quarter of 2026 decreased when compared to the linked quarter which was driven by the annual performance-based commissions recognized in the first quarter of each year. Insurance income for the second quarter and first six months of 2026 decreased when compared to the same periods of 2025 due to lower performance-based commissions.
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

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Fiduciary income	$2,568	$2,282	$2,274	$4,850	$4,366
Brokerage income	2,603	2,529	2,240	5,132	4,386
Employee benefit fees	815	794	767	1,609	1,590
Trust and investment income	$5,986	$5,605	$5,281	$11,591	$10,342
Fiduciary income in the second quarter of 2026 increased when compared to the linked quarter and to the second quarter of 2025 and was driven by an increase in assets under administration and management. Trust and investment income increased $1.2 million for the first six months of 2026 when compared to 2025, due to higher brokerage income, primarily reflecting the increase in assets under management.
The following table details Peoples' assets under administration and management:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
(Dollars in thousands)
Trust	$2,521,031	$2,178,467	$2,219,650	$2,271,536	$2,138,439
Brokerage	$1,984,252	$1,844,940	$1,846,084	$1,800,781	$1,724,311
Total	$4,505,283	$4,023,407	$4,065,734	$4,072,317	$3,862,750
Quarterly average	$4,315,129	$4,091,841	$4,065,195	$3,955,007	$3,736,778
The increase in assets under administration and management at June 30, 2026 compared to at March 31, 2026 was driven by market value fluctuations. The increase in assets under administration and management at June 30, 2026 when compared to at June 30, 2025 was primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Overdraft and non-sufficient funds fees	$2,275	$2,210	$2,122	$4,485	$4,225
Account maintenance fees	1,928	1,881	1,669	3,809	3,313
Other fees and charges	285	176	268	461	536
Deposit account service charges	$4,488	$4,267	$4,059	$8,755	$8,074
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the second quarter of 2026 compared to both the linked quarter and second quarter of 2025. For the first six months of 2026, total deposit account service charges increased by $0.7 million from the same period of 2025, driven by timing of customer activity.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Lease income	4,977	4,581	4,211	9,558	7,679
Bank owned life insurance income	1,189	1,162	1,112	2,351	2,245
Other non-interest income	893	1,166	1,456	2,059	2,906
Mortgage banking income	598	376	220	974	616
Lease income is primarily comprised of (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments beyond maturity of the net investment in the lease, net of any associated purchase accounting adjustment, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (vi) syndication income. Lease income for the second quarter of 2026 increased compared to the linked quarter due to an increase in month-to-month lease income. The increase when compared to the second quarter of 2025 was driven by an increase in operating lease income, partially offset by a reduction in gains on terminated leases. Lease income increased $1.9 million for the first six months of 2026 when compared to the same period of 2025 due to an increase in operating lease income.
BOLI income for the second quarter of 2026 remained flat when compared to the linked quarter and to the prior year quarter. BOLI income increased slightly for the first six months of 2026 when compared to the same period of 2025 primarily due to changes in the cash surrender value of the underlying policies.
Other non-interest income decreased for the three months ended June 30, 2026 when compared to the linked quarter and when compared to the second quarter of 2025. For the first six months of 2026, other non-interest income decreased by $0.8 million from the same period of 2025, primarily due to a decrease in swap fee income which is driven by customer demand.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the second quarter of 2026 increased when compared to the linked quarter and the second quarter of 2025 and was primarily driven by the increased volume in loans sold. Mortgage banking income increased for the first six months of 2026 when compared to the same period of 2025 due to higher production.
In the second quarter of 2026, Peoples sold $15.1 million in loans into the secondary market with servicing retained and $6.6 million in loans with servicing released, compared to $6.0 million and $3.6 million, respectively, in the first quarter of 2026, and $0.3 million and $10.3 million, respectively, in the second quarter of 2025. For the first six months of 2026, Peoples sold $20.9 million in loans into the secondary market with servicing retained, and $10.2 million with servicing released, compared to $0.5 million and $10.3 million, respectively, for the same period of 2025.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Base salaries and wages	$25,311	$25,447	$24,942	$50,758	$49,560
Sales-based and incentive compensation	7,544	5,415	6,181	12,959	12,672
Employee benefits	4,958	5,606	5,692	10,564	10,214
Payroll taxes and other employment costs	2,146	2,659	2,078	4,805	4,857
Stock-based compensation	1,531	1,904	1,484	3,435	3,959
Deferred personnel costs	(1,478)	(1,196)	(1,484)	(2,674)	(2,548)
Salaries and employee benefit costs	$40,012	$39,835	$38,893	$79,847	$78,714
Full-time equivalent employees:
Actual at end of period	1,443	1,458	1,477	1,443	1,477
Average during the period	1,447	1,457	1,462	1,454	1,478
Base salaries and wages for the second quarter of 2026 and the first six months of 2026 increased compared to the same periods in 2025, primarily driven by annual merit increases.
Sales-based and incentive compensation increased for the second quarter of 2026 compared to both the linked quarter and the second quarter of 2025 and was driven by an increase in corporate incentives. Sales-based and incentive compensation increased for the first six months of 2026 when compared to same period in 2025, due to an increase in corporate incentives.
The decrease in employee benefits for the second quarter of 2026 compared to the linked quarter and second quarter of 2025 was primarily related to lower medical costs. Employee benefits increased for the first six months of 2026 when compared to the same period for 2025 due to an adjustment related to prior period nonqualified deferred compensation expense.
Payroll taxes and other employment costs for the second quarter of 2026 decreased when compared to the linked quarter due to seasonal expenses recognized in the first quarter of each year. Payroll taxes and other employment costs increased when compared to the second quarter of 2025, primarily driven by higher base salaries due to annual merit increases. For the first six months of 2026, payroll taxes and other employment costs decreased slightly compared to the same period of 2025.

Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. Peoples estimates forfeitures at the grant date and revises those estimates in the subsequent periods if actual forfeitures differ from previous estimates. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the second quarter of 2026 decreased when compared to the linked quarter due to the expense attributable to the forfeiture rate true-up on stock vested coupled with up-front expense on stock grants to certain retirement-eligible employees recognized in the linked quarter. Stock-based compensation for the first six months of 2026 decreased when compared to the first six months of 2025 due to less up-front expense on grants to certain retirement-eligible employees.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the second quarter of 2026 increased when compared to the first quarter of 2026 and was consistent with the second quarter of 2025. Similarly, deferred personnel costs increased for the first six months of 2026 when compared to the first six months of 2025.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Depreciation	$2,116	$2,142	$2,135	$4,258	$4,259
Repairs and maintenance costs	1,538	1,794	1,641	3,332	3,565
Property taxes, utilities and other costs	1,155	1,365	1,115	2,520	1,661
Net rent expense	956	923	799	1,879	1,817
Net occupancy and equipment expense	$5,765	$6,224	$5,690	$11,989	$11,302
Net occupancy and equipment expense decreased for the second quarter of 2026 compared to the linked quarter due to lower repair and maintenance costs. Net occupancy and equipment expense for the first six months of 2026 increased when compared to the same period of the previous year due to an adjustment of property tax accruals resulting from a review of recent assessments.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Data processing and software expense	$7,850	$7,536	$7,356	$15,386	$14,361
Professional fees	4,018	2,753	3,610	6,771	6,697
E-banking expense	2,225	2,081	2,018	4,306	4,043
Operating lease expense	1,797	1,804	1,053	3,601	2,038
Amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
FDIC insurance premiums	1,370	1,410	1,251	2,780	2,502
Other loan expenses	1,278	1,123	1,213	2,401	2,332
Franchise tax expense	972	1,004	678	1,976	1,607
Travel and entertainment expense	726	583	713	1,309	1,213
Communication expense	605	589	712	1,194	1,446
Marketing expense	604	886	718	1,490	1,621
Other non-interest expense	$3,840	$4,110	$4,246	$7,950	$8,849
Data processing and software expenses for the second quarter and the first six months of 2026 increased compared to the linked quarter and the same periods in 2025 due to costs associated with recent ongoing technology projects.
Professional fees for the second quarter of 2026 increased when compared to the linked quarter due to higher legal expenses and professional services. Professional fees increased for the first six months of 2026 when compared to the same period in 2025 due to increased legal expenses.

Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by the timing and volume of customer activity. E-banking expense for the second quarter and the first six months of 2026 increased when compared to the linked quarter and the same periods in 2025 due to customer activity.
Operating lease expense remained flat when compared to the linked quarter. Operating lease expense increased for the second quarter and the first six months of 2026 when compared to the same periods in 2025 due to an increased volume of leases.
Amortization of other intangible assets for the second quarter of 2026 remained flat compared to the linked quarter and decreased $0.5 million compared to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets decreased for the first six months of 2026 when compared to 2025 due to decreases in amortization on core deposits and customer relationship intangibles.
Peoples' FDIC insurance premiums for the second quarter of 2026 remained relatively flat when compared to the linked quarter and increased when compared to the second quarter of 2025. FDIC premiums increased for the first six months of 2026 when compared to 2025 driven by an increase in average assets.
Other loan expenses during the second quarter of 2026 increased slightly when compared to the linked quarter and to the second quarter of 2025. Other loan expenses increased for the first six months of 2026 when compared to 2025 due to increased real estate loan expenses.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. The increase in franchise tax expense for the second quarter of 2026 compared to the prior year quarter related to a one-time refund from the State of Ohio received in 2025. Franchise tax expense increased slightly for the first six months of 2026 when compared to 2025.
Travel and entertainment expenses increased compared to the linked quarter and to the second quarter of 2025. Travel and entertainment increased slightly for the first six months of 2026 when compared to 2025 due to timing of travel.
Communication expense remained flat for the second quarter of 2026 when compared to the linked quarter and decreased when compared to the same period of the prior year. Communication expense decreased slightly for the first six months of 2026 when compared to 2025.
Marketing expense for the second quarter of 2026 decreased when compared to the linked quarter and the second quarter of 2025 primarily driven by a vendor incentive received in the second quarter of 2026. Marketing expense decreased for the first six months of 2026 when compared to 2025 due to lower advertising expenses.
Other non-interest expense for the second quarter of 2026 decreased when compared to the linked quarter primarily due to lower check and ACH fraud. Other non-interest expense decreased for the second quarter and the first six months of 2026 when compared to same periods in 2025 due to lower ACH fraud.
Income Tax Expense
Peoples recorded income tax expense of $7.7 million with an effective tax rate of 21.6% for the second quarter of 2026, compared to income tax expense of $8.3 million with an effective tax rate of 22.3% for the linked quarter and income tax expense of $6.2 million with an effective tax rate of 22.7% for the second quarter of 2025. The decreases in income tax expense and the effective tax rate when compared to the linked quarter were impacted by a $0.5 million benefit relating to a tax credit. The increase in income tax expense when compared to the second quarter of 2025 was driven by higher pre-tax income. Peoples recorded income tax expense of $16.0 million and $13.3 million, through the first six months of 2026 and 2025, respectively. The increase for the first six months of 2026 compared to 2025 was driven by higher pre-tax income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Pre-provision net revenue:
Income before income taxes	$35,638	$37,345	$27,453	$72,983	$58,830
Add: provision for credit losses	4,709	9,694	16,642	14,403	26,832
Add: loss on OREO	—	26	—	26	—
Add: loss on investment securities	8,181	—	—	8,181	2
Add: loss on other assets	453	384	267	837	597
Add: loss on other transactions	(7)	—	23	(7)	74
Less: gain on OREO	—	—	10	—	30
Pre-provision net revenue	$48,974	$47,449	$44,375	$96,423	$86,305
The increase in the PPNR for the second quarter and the first six months of 2026 compared to all prior periods was driven by an increase in net interest income due to a reduction in deposit costs.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses. The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Core non-interest expense:
Total non-interest expense	$72,759	$71,635	$70,362	$144,394	$141,149
Less: acquisition-related expenses	410	16	—	426	—
Core non-interest expense	$72,349	$71,619	$70,362	$143,968	$141,149
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Efficiency ratio:
Total non-interest expense	$72,759	$71,635	$70,362	$144,394	$141,149
Less: amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
Adjusted total non-interest expense	71,062	69,938	68,151	141,000	136,725
Total non-interest income	20,378	28,254	26,880	48,632	53,979
Less: net loss on investment securities	(8,181)	—	—	(8,181)	(2)
Less: net loss on asset disposals and other transactions	(446)	(410)	(280)	(856)	(641)
Total non-interest income excluding net losses	29,005	28,664	27,160	57,669	54,622
Net interest income	92,728	90,420	87,577	183,148	172,832
Add: FTE adjustment (a)	221	245	280	466	563
Net interest income on an FTE basis	92,949	90,665	87,857	183,614	173,395
Adjusted revenue	$121,954	$119,329	$115,017	$241,283	$228,017
Efficiency ratio	58.27%	58.61%	59.25%	58.44%	59.96%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$72,349	$71,619	$70,362	$143,968	$141,149
Less: amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
Adjusted core non-interest expense	70,652	69,922	68,151	140,574	136,725
Non-interest income excluding net losses	29,005	28,664	27,160	57,669	54,622
Net interest income on an FTE basis	92,949	90,665	87,857	183,614	173,395
Adjusted revenue	$121,954	$119,329	$115,017	$241,283	$228,017
Efficiency ratio adjusted for non-core items	57.93%	58.60%	59.25%	58.26%	59.96%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the second quarter of 2026 was 58.3%, compared to 58.6% for the linked quarter and 59.3% for the second quarter of 2025. The efficiency ratio improved compared to the linked quarter mainly as the result of higher net interest income, driven by a reduction in deposit costs. The efficiency ratio improved compared to the prior year first six months due to lower borrowing costs. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025

Annualized net income adjusted for non-core items:
Net income	$27,953	$29,006	$21,212	$56,959	$45,548
Add: net loss on investment securities	8,181	—	—	8,181	2
Less: tax effect of net loss on investment securities (a)	1,718	—	—	1,718	—
Add: net loss on asset disposals and other transactions	446	410	280	856	641
Less: tax effect of net loss on asset disposals and other transactions (a)	94	86	59	180	135
Add: acquisition-related expenses	410	16	—	426	—
Less: tax effect of acquisition-related expenses (a)	86	3	—	89	—
Net income adjusted for non-core items (after tax)	$35,092	$29,343	$21,433	$64,435	$46,056
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$112,119	$117,635	$85,081	$114,862	$91,851
Annualized net income adjusted for non-core items (after tax)	$140,754	$119,002	$85,968	$129,938	$92,875
Return on average assets:
Annualized net income	$112,119	$117,635	$85,081	$114,862	$91,851
Total average assets	9,586,326	9,601,108	9,293,287	9,593,676	9,244,495
Return on average assets	1.17%	1.23%	0.92%	1.20%	0.99%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$140,754	$119,002	$85,968	$129,938	$92,875
Total average assets	9,586,326	9,601,108	9,293,287	9,593,676	9,244,495
Return on average assets adjusted for non-core items (after tax)	1.47%	1.24%	0.93%	1.35%	1.00%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets for the second quarter of 2026 decreased when compared to the linked quarter due to lower annualized net income. The increase in the return on average assets and return on average assets adjusted for non-core items for the second quarter of 2026, compared to the second quarter of 2025, was attributable to an increase in annualized net income driven by a decrease in provision for credit losses and an increase in average assets. The increase in return on average assets and return on average assets adjusted for non-core items for the first six months of 2026 when compared to the same period of 2025 was primarily driven by an increase in annualized net income from a decrease in provision for credit losses and an increase in average assets.
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

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30,
(Dollars in thousands)				2026	2025
Annualized net income excluding amortization of other intangible assets:
Net income	$27,953	$29,006	$21,212	$56,959	$45,548
Add: amortization of other intangible assets	1,697	1,697	2,211	3,394	4,424
Less: tax effect of amortization of other intangible assets (a)	356	356	464	713	929
Net income excluding amortization of other intangible assets	$29,294	$30,347	$22,959	$59,640	$49,043
Days in the period	91	90	91	181	181
Days in the year	365	365	365	365	365
Annualized net income	$112,119	$117,635	$85,081	$114,862	$91,851
Annualized net income excluding amortization of other intangible assets	$117,498	$123,074	$92,088	$120,269	$98,899
Average tangible equity:
Total average stockholders' equity	$1,228,192	$1,218,368	$1,147,253	$1,223,307	$1,135,124
Less: average goodwill and other intangible assets	390,753	392,490	398,940	391,617	400,135
Average tangible equity	$837,439	$825,878	$748,313	$831,690	$734,989
Return on total average stockholders' equity ratio:
Annualized net income	$112,119	$117,635	$85,081	$114,862	$91,851
Total average stockholders' equity	$1,228,192	$1,218,368	$1,147,253	$1,223,307	$1,135,124
Return on total average stockholders' equity	9.13%	9.66%	7.42%	9.39%	8.09%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$117,498	$123,074	$92,088	$120,269	$98,899
Average tangible equity	$837,439	$825,878	$748,313	$831,690	$734,989
Return on average tangible equity	14.03%	14.90%	12.31%	14.46%	13.46%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and return on average tangible equity ratios decreased when compared to the linked quarter due to a decrease in annualized net income. The increases in the return on total average stockholders' equity and return on average tangible equity ratios for the second quarter and the first six months of 2026 compared to the same periods of 2025 were driven by higher annualized net income.

FINANCIAL CONDITION
Cash and Cash Equivalents
At June 30, 2026, Peoples' interest-bearing deposits in other banks had decreased $7.9 million from December 31, 2025. The total cash and cash equivalents balance included $65.3 million of excess cash reserves being maintained at the FRB of Cleveland at June 30, 2026, compared to $73.2 million at December 31, 2025. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first six months of 2026, Peoples' total cash and cash equivalents decreased $9.2 million, which reflected cash inflows of $75.7 million for investing activities and $90.6 million from operating activities, partially offset by cash outflows of $175.5 million for financing activities. Peoples' cash provided by investing activities was primarily driven by sales of available-for-sale investment securities and proceeds from principal payments on held-to-maturity investment securities, which totaled $129.8 million and $105.8 million, respectively. These increases were partially offset by purchases of available-for-sale investment securities of $74.9 million and a net increase in loans held for investment of $74.6 million. The cash used by financing activities was driven by a net decrease in interest-bearing deposits of $202.4 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	4.14%	$14,629	$26,152	$17,580	$17,696	$13,880
U.S. government sponsored agencies	3.93%	215,080	231,332	206,330	164,132	210,856
States and political subdivisions	2.72%	108,141	165,105	170,832	186,822	193,363
Residential mortgage-backed securities	2.50%	480,730	522,638	544,038	561,517	576,541
Commercial mortgage-backed securities	2.66%	52,626	59,905	41,804	42,510	52,699
Bank-issued trust preferred securities	3.25%	2,844	2,812	3,783	4,229	4,158
Total fair value		$874,050	$1,007,944	$984,367	$976,906	$1,051,497
Total amortized cost		$966,592	$1,107,248	$1,076,980	$1,078,703	$1,170,092
Net unrealized loss		$(92,542)	$(99,304)	$(92,613)	$(101,797)	$(118,595)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.38%	$247,324	$247,148	$261,826	$255,888	$299,183
States and political subdivisions (a)	2.25%	138,389	138,598	140,607	141,869	142,082
Residential mortgage-backed securities	4.55%	383,691	399,724	423,628	438,101	360,559
Commercial mortgage-backed securities	2.50%	97,928	98,205	96,776	95,966	98,195
Total amortized cost		$867,332	$883,675	$922,837	$931,824	$900,019
Other investments		$76,099	$69,903	$68,656	$63,991	$67,538
Total investment securities:
Amortized cost		$1,910,023	$2,060,826	$2,068,473	$2,074,518	$2,137,649
Carrying value		$1,817,481	$1,961,522	$1,975,860	$1,972,721	$2,019,054

(a)Amortized cost is presented net of the allowance for credit losses of $233 at June 30, 2026, $233 at March 31, 2026 and $237 at June 30, 2025.
For the second quarter of 2026, available-for-sale investment securities decreased compared to all prior periods due to the sale of $135.2 million of securities as Peoples manages its balance sheet under $10 billion in assets ahead of the pending Citizens merger. For the second quarter of 2026, held-to-maturity securities decreased compared to all prior periods due to prepayments and maturities of collateralized mortgage obligations.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Originated loans and leases:
Construction	$286,323	$248,396	$275,888	$207,528	$288,824
Commercial real estate, other	1,633,383	1,653,982	1,635,055	1,633,725	1,468,120
Commercial real estate	1,919,706	1,902,378	1,910,943	1,841,253	1,756,944
Commercial and industrial	1,583,587	1,525,459	1,405,379	1,338,185	1,249,948
Premium finance	266,015	228,883	253,075	273,297	277,622
Leases	348,782	342,120	354,852	369,756	383,923
Residential real estate	514,898	507,499	502,475	497,415	483,486
Home equity lines of credit	239,473	223,581	214,967	206,084	197,875
Consumer, indirect	693,529	699,854	700,582	710,385	692,674
Consumer, direct	113,963	114,057	114,077	111,017	105,678
Consumer	807,492	813,911	814,659	821,402	798,352
Deposit account overdrafts	1,041	1,265	1,014	982	964
Total originated loans and leases	$5,680,994	$5,545,096	$5,457,364	$5,348,374	$5,149,114
Acquired loans and leases (a):
Construction	$8,027	$21,175	$25,053	$53,520	$52,489
Commercial real estate, other	649,780	686,851	728,912	735,671	780,094
Commercial real estate	657,807	708,026	753,965	789,191	832,583
Commercial and industrial	106,230	121,338	130,376	151,320	157,434
Leases	5,170	8,106	10,797	12,997	16,129
Residential real estate	331,577	344,512	359,247	378,358	394,482
Home equity lines of credit	34,492	37,328	38,897	41,299	43,910
Consumer, direct	5,310	5,802	6,261	7,189	7,937
Total acquired loans and leases	$1,140,586	$1,225,112	$1,299,543	$1,380,354	$1,452,475
Total loans and leases	$6,821,580	$6,770,208	$6,756,907	$6,728,728	$6,601,589
Percent of loans and leases to total loans and leases:
Construction	4.3%	4.0%	4.5%	3.9%	5.2%
Commercial real estate, other	33.5%	34.5%	34.9%	35.1%	34.0%
Commercial real estate	37.8%	38.5%	39.4%	39.0%	39.2%
Commercial and industrial	24.8%	24.3%	22.7%	22.1%	21.3%
Premium finance	3.9%	3.4%	3.7%	4.1%	4.2%
Leases	5.2%	5.2%	5.4%	5.7%	6.1%
Residential real estate	12.4%	12.6%	12.8%	13.0%	13.3%
Home equity lines of credit	4.0%	3.9%	3.8%	3.7%	3.7%
Consumer, indirect	10.2%	10.3%	10.4%	10.6%	10.5%
Consumer, direct	1.7%	1.8%	1.8%	1.8%	1.7%
Consumer	11.9%	12.1%	12.2%	12.4%	12.2%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$326,021	$319,664	$322,139	$323,347	$326,710
(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at June 30, 2026 increased $51.4 million, or 3% annualized, compared to at March 31, 2026. The increase in the period-end loan and lease balances at June 30, 2026 compared to at March 31, 2026 was driven by increases of $43.0 million in commercial and industrial loans, driven largely by life premium finance loans, $37.1 million in commercial premium finance loans, and $24.8 million in construction loans, partially offset by a decrease of $57.7 million in other commercial real estate loans. The period-end loan and lease balances at June 30, 2026 increased $220.0 million, or 3%, compared to at June 30, 2025, driven by increases of $282.4 million in commercial and industrial loans, $34.9 million in other commercial real estate loans, and $32.2 million home equity lines of credit. These increases were partially offset by decreases of $47.0 million in construction loans, $46.1 million in leases, and $31.5 million in residential real estate loans.

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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at June 30, 2026. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at June 30, 2026:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$135,800	$166,846	$302,646	50.7%
Land development	29,706	13,260	42,966	7.2%
Land only	27,618	33,330	60,948	10.2%
Industrial	33,902	18,687	52,589	8.8%
Residential property	4,614	14,588	19,202	3.2%
Storage facility	6,788	13,328	20,116	3.4%
Healthcare facilities	660	19,719	20,379	3.4%
Warehouse facilities	12,701	2,930	15,631	2.6%
Other (a)	42,561	19,429	61,990	10.5%
Total construction	$294,350	$302,117	$596,467	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$450,701	$13,286	$463,987	19.9%
Industrial facilities:
Owner occupied	$125,433	$1,731	$127,164	5.4%
Non-owner occupied	112,613	2,837	115,450	4.9%
Total industrial facilities	$238,046	$4,568	$242,614	10.3%
Retail facilities:
Owner occupied	$42,963	$2,114	$45,077	1.9%
Non-owner occupied	225,063	216	225,279	9.6%
Total retail facilities	$268,026	$2,330	$270,356	11.5%
Lodging and lodging related:
Owner occupied	$26,553	$—	$26,553	1.1%
Non-owner occupied	181,202	3,926	185,128	7.9%
Total lodging and lodging related	$207,755	$3,926	$211,681	9.0%
Office buildings and complexes:
Owner occupied	$74,697	$1,517	$76,214	3.3%
Non-owner occupied	93,631	1,249	94,880	4.1%
Total office buildings and complexes	$168,328	$2,766	$171,094	7.4%
Assisted living facilities and nursing homes	$129,936	$629	$130,565	5.6%
Warehouse facilities:
Owner occupied	$71,019	$218	$71,237	3.0%
Non-owner occupied	25,368	152	25,520	1.1%
Total warehouse facilities	$96,387	$370	$96,757	4.1%
Restaurant/bar facilities:
Owner occupied	$50,296	$—	$50,296	2.2%
Non-owner occupied	21,058	—	21,058	0.9%
Total restaurant/bar facilities	$71,354	$—	$71,354	3.1%
Mixed-use facilities:
Owner occupied	$37,782	$123	$37,905	1.6%
Non-owner occupied	28,171	356	28,527	1.2%
Total mixed-use facilities	$65,953	$479	$66,432	2.8%
Storage Facility / Mini Storage
Owner occupied	$47,727	$196	$47,923	2.1%
Non-owner occupied	4,358	66	4,424	0.2%
Total storage facility/ mini storage	$52,085	$262	$52,347	2.3%
Other (a)	534,592	25,775	560,367	24.0%
Total commercial real estate, other	$2,283,163	$54,391	$2,337,554	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 6% of total loans at June 30, 2026 and at December 31, 2025. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, geography is not a factor from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following table details management's allocation of the allowance for credit losses:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Construction	$1,694	$1,512	$1,391	$1,252	$1,347
Commercial real estate, other	20,811	20,803	19,726	18,316	17,144
Commercial and industrial	20,824	21,759	18,804	17,896	17,854
Premium finance	1,569	686	749	776	794
Leases	14,366	15,304	16,475	18,040	19,633
Residential real estate	6,559	6,643	6,295	6,348	6,113
Home equity lines of credit	1,728	1,643	1,934	1,880	1,814
Consumer, indirect	8,306	7,760	7,706	7,862	7,643
Consumer, direct	2,139	2,156	2,485	2,385	2,248
Deposit account overdrafts	107	126	111	109	91
Allowance for credit losses	$78,103	$78,392	$75,676	$74,864	$74,681
As a percent of total loans	1.14%	1.16%	1.12%	1.11%	1.13%
The decrease in the allowance for credit losses at June 30, 2026 compared to at March 31, 2026 was driven by a reduction of balances in loan segments with higher loss rates, partially offset by an increase in individually-analyzed loans. Compared to at June 30, 2025, the allowance for credit losses increased due to loan growth and a deterioration in macro-economic conditions, partially offset by a decrease in individually-analyzed loans.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2025 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Gross charge-offs:
Commercial real estate, other	$167	$—	$18	$27	$35
Commercial and industrial	222	265	343	472	556
Premium finance	65	52	213	105	93
Leases	4,221	4,811	5,721	4,930	5,099
Residential real estate	115	119	60	71	—
Home equity lines of credit	32	32	2	27	12
Consumer, indirect	1,437	1,929	1,558	1,607	1,693
Consumer, direct	205	204	161	290	96
Consumer	1,642	2,133	1,719	1,897	1,789
Deposit account overdrafts	302	347	315	312	245
Total gross charge-offs	$6,766	$7,759	$8,391	$7,841	$7,829
Recoveries:
Construction	$—	$—	$25	$—	$—
Commercial real estate, other	—	—	59	1	—
Commercial and industrial	26	11	3	26	17
Premium finance	15	6	1	3	3
Leases	818	557	365	443	261
Residential real estate	53	82	36	40	50
Home equity lines of credit	—	12	—	—	—
Consumer, indirect	596	337	385	418	449
Consumer, direct	22	26	10	27	14
Consumer	618	363	395	445	463
Deposit account overdrafts	51	83	68	54	71
Total recoveries	$1,581	$1,114	$952	$1,012	$865
Net charge-offs (recoveries):
Construction	$—	$—	$(25)	$—	$—
Commercial real estate, other	167	—	(41)	26	35
Commercial and industrial	196	254	340	446	539
Premium finance	50	46	212	102	90
Leases	3,403	4,254	5,356	4,487	4,838
Residential real estate	62	37	24	31	(50)
Home equity lines of credit	32	20	2	27	12
Consumer, indirect	841	1,592	1,173	1,189	1,244
Consumer, direct	183	178	151	263	82
Consumer	1,024	1,770	1,324	1,452	1,326
Deposit account overdrafts	251	264	247	258	174
Total net charge-offs	$5,185	$6,645	$7,439	$6,829	$6,964
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.01%	—%	—%	—%	—%

	Three Months Ended
(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Commercial and industrial	0.01%	0.02%	0.02%	0.03%	0.03%
Premium finance	—%	—%	0.01%	0.01%	0.01%
Leases	0.20%	0.26%	0.32%	0.27%	0.30%
Residential real estate	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.05%	0.10%	0.07%	0.06%	0.07%
Consumer, direct	0.02%	—%	0.01%	0.02%	0.01%
Consumer	0.07%	0.10%	0.08%	0.08%	0.08%
Deposit account overdrafts	0.02%	0.02%	0.01%	0.02%	0.01%
Total	0.31%	0.40%	0.44%	0.41%	0.43%
Each with "--%" not meaningful.
Total net charge-offs during the second quarter of 2026 were $5.2 million, or 0.31% of average total loans on an annualized basis, compared to $6.6 million, or 0.40% of average total loans on an annualized basis, during the linked quarter and $7.0 million, or 0.43% of average total loans on an annualized basis, during the second quarter of 2025. Compared to the linked quarter and same period of 2025, net charge-offs decreased, primarily driven by a decrease in net charge-offs in leases and indirect consumer loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Loans 90+ days past due and accruing:
Commercial real estate, other	$3,874	$—	$579	$—	$494
Commercial and industrial	85	105	126	163	36
Premium finance	1,793	1,820	2,477	2,492	3,533
Leases	—	77	542	496	547
Residential real estate	1,655	426	1,937	1,432	1,192
Home equity lines of credit	193	196	69	28	108
Consumer, indirect	93	107	286	160	98
Consumer, direct	145	115	140	127	118
Consumer	238	222	426	287	216
Total loans 90+ days past due and accruing	$7,838	$2,846	$6,156	$4,898	$6,126
Nonaccrual loans:
Construction	293	—	—	—	—
Commercial real estate, other	6,802	7,363	4,056	3,861	4,824
Commercial and industrial	4,546	4,558	8,045	6,258	5,514
Premium Finance	—	455	573	—	—
Leases	8,145	9,909	11,063	11,338	11,907
Residential real estate	8,978	9,601	8,556	8,249	8,028
Home equity lines of credit	1,550	1,555	1,507	1,336	1,339
Consumer, indirect	2,594	2,994	2,718	2,563	2,697
Consumer, direct	193	279	368	284	176
Consumer	2,787	3,273	3,086	2,847	2,873
Total nonaccrual loans	$33,101	$36,714	$36,886	$33,889	$34,485
Total nonperforming loans ("NPLs")	$40,939	$39,560	$43,042	$38,787	$40,611
OREO:
Commercial	$—	$—	$—	$5,891	$5,891
Residential	115	97	123	122	122
Total OREO	$115	$97	$123	$6,013	$6,013
Total nonperforming assets ("NPAs")	$41,054	$39,657	$43,165	$44,800	$46,624
Criticized loans (a)	$273,791	$224,124	$236,468	$268,326	$244,442
Classified loans (b)	$140,811	$141,940	$147,175	$158,577	$125,014
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.49%	0.54%	0.55%	0.50%	0.52%
NPLs as a percent of total loans (d)	0.60%	0.58%	0.64%	0.58%	0.61%
NPAs as a percent of total assets (d)	0.43%	0.41%	0.45%	0.47%	0.49%
NPAs as a percent of total loans and OREO (d)	0.60%	0.59%	0.64%	0.66%	0.71%
Allowance for credit losses as a percent of nonaccrual loans	235.95%	213.52%	205.16%	220.91%	216.56%
Allowance for credit losses as a percent of NPLs (d)	190.78%	198.16%	175.82%	193.01%	183.89%
Criticized loans as a percent of total loans (a)	4.01%	3.31%	3.50%	3.99%	3.70%
Classified loans as a percent of total loans (b)	2.06%	2.10%	2.18%	2.36%	1.89%
(a)    Includes loans categorized as special mention, substandard, doubtful, or loss.
(b)    Includes loans categorized as substandard, doubtful, or loss.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Peoples' NPAs increased from 0.41% of total assets at March 31, 2026 to 0.43% of total assets at June 30, 2026. Total loans 90+ days past due and accruing increased at June 30, 2026 compared to March 31, 2026 driven by two large other commercial real estate loans totaling $3.8 million. During the second quarter of 2026, criticized loans increased $49.7 million, while classified loans decreased $1.1 million when compared to at March 31, 2026. The increase in criticized loans compared to at March 31, 2026 was driven by fewer paydowns on loans previously considered criticized, coupled with an increase in loan downgrades. The increase in classified loans when compared to at June 30, 2025 was driven by loan downgrades. The increase in NPAs compared to at March 31, 2026, was primarily driven by the aforementioned other commercial real estate loans 90+ days past due and accruing. The decrease in NPAs compared to at June 30, 2025, was driven by the sale of a commercial OREO property at the end of 2025.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Non-interest-bearing deposits (a)	$1,593,799	$1,586,514	$1,545,428	$1,536,094	$1,530,824
Interest-bearing deposits:
Retail CDs	1,876,056	1,968,441	1,983,791	2,008,619	2,005,322
Interest-bearing demand accounts (a)	1,094,873	1,111,875	1,092,252	1,068,443	1,058,910
Money market deposit accounts	995,487	958,413	945,313	948,177	927,543
Savings accounts	915,505	918,557	887,402	884,230	889,872
Governmental deposit accounts	755,024	842,087	739,939	769,782	781,949
Brokered CDs	225,621	262,550	416,099	416,851	442,788
Total interest-bearing deposits	5,862,566	6,061,923	6,064,796	6,096,102	6,106,384
Total deposits	$7,456,365	$7,648,437	$7,610,224	$7,632,196	$7,637,208
Demand deposits as a percent of total deposits	36%	35%	35%	34%	34%
(a)The sum of amounts presented is considered total demand deposits.
At June 30, 2026, period-end total deposits decreased $192.1 million compared to at March 31, 2026, driven by decreases of $92.4 million in retail certificates of deposits, $87.1 million in governmental deposits, driven by seasonality, and $36.9 million in brokered CDs, partially offset by increases of $37.1 million in money market deposit accounts.
Compared to June 30, 2025, period-end deposit balances decreased $180.8 million, or 2%. The decrease in total deposits was primarily driven by a decrease of $217.2 million in brokered deposits and $129.3 million in retail certificates of deposits, partially offset by increases of $67.9 million in money market deposit accounts, $63.0 million in non-interest bearing deposits, $36.0 million in interest-bearing demand accounts, and $25.6 million in savings accounts.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of June 30, 2026, Peoples had four effective interest rate swaps, with an aggregate notional value of $35.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Short-term borrowings:
FHLB Overnight borrowings	$544,000	$420,000	$365,000	$194,000	$356,000
Current portion of long-term FHLB advances	10,021	—	—	—	—
Retail repurchase agreements	14,410	22,941	20,277	14,250	23,569
Other short-term borrowings	20,222	62,921	145,008	275,340	17,291
Total short-term borrowings	$588,653	$505,862	$530,285	$483,590	$396,860
Long-term borrowings:
FHLB advances	$80,842	$110,979	$131,106	$131,323	$131,580
Vantage non-recourse debt	43,227	42,451	41,386	40,324	45,429
Other long-term borrowings	32,184	32,000	31,646	55,635	55,382
Total long-term borrowings	$156,253	$185,430	$204,138	$227,282	$232,391
Total borrowed funds	$744,906	$691,292	$734,423	$710,872	$629,251
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities and floating rate deferrable interest debentures. Total borrowed funds at June 30, 2026 increased compared to at March 31, 2026 due to higher overnight borrowings. Total borrowed funds increased compared to at June 30, 2025 due to higher overnight borrowings, partially offset by the payoff of long-term FHLB advances.
Capital/Stockholders’ Equity
At June 30, 2026, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At June 30, 2026, Peoples had a capital conservation buffer of 6.19%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Capital Amounts:
Common Equity Tier 1	$928,639	$911,986	$893,970	$875,454	$857,036
Tier 1	960,823	943,986	925,616	906,900	888,282
Total (Tier 1 and Tier 2)	1,041,030	1,023,777	1,002,226	997,309	982,929
Net risk-weighted assets	$7,334,712	$7,323,344	$7,273,985	$7,231,476	$7,170,841
Capital Ratios:
Common Equity Tier 1	12.66%	12.45%	12.29%	12.11%	11.95%
Tier 1	13.10%	12.89%	12.73%	12.54%	12.39%
Total (Tier 1 and Tier 2)	14.19%	13.98%	13.78%	13.79%	13.71%
Tier 1 leverage ratio	10.33%	10.14%	9.91%	9.74%	9.83%
Peoples' risk-based capital ratios at June 30, 2026 increased when compared to at March 31, 2026 due to the increase in retained earnings, driven by net income in the quarter coupled with a decrease in accumulated other comprehensive income.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Tangible equity:
Total stockholders' equity	$1,236,551	$1,216,040	$1,206,602	$1,182,776	$1,153,350
Less: goodwill and other intangible assets	389,963	391,601	393,319	395,535	397,785
Tangible equity	$846,588	$824,439	$813,283	$787,241	$755,565
Tangible assets:
Total assets	$9,540,161	$9,648,087	$9,649,630	$9,623,944	$9,540,608
Less: goodwill and other intangible assets	389,963	391,601	393,319	395,535	397,785
Tangible assets	$9,150,198	$9,256,486	$9,256,311	$9,228,409	$9,142,823
Tangible book value per common share:
Tangible equity	$846,588	$824,439	$813,283	$787,241	$755,565
Common shares outstanding	35,939,954	35,925,945	35,714,484	35,705,369	35,673,721
Tangible book value per common share	$23.56	$22.95	$22.77	$22.05	$21.18
Tangible equity to tangible assets ratio:
Tangible equity	$846,588	$824,439	$813,283	$787,241	$755,565
Tangible assets	$9,150,198	$9,256,486	$9,256,311	$9,228,409	$9,142,823
Tangible equity to tangible assets	9.25%	8.91%	8.79%	8.53%	8.26%
Tangible book value per common share increased to $23.56 at June 30, 2026 compared to $22.95 at March 31, 2026. Tangible book value per common share at June 30, 2026 increased compared to at June 30, 2025 primarily due to net income over the last twelve months. The change in tangible equity to tangible assets was due to the decrease in tangible assets during the second quarter of 2026 primarily driven by the sale of $135.2 million of available-for-sale securities.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
300	$41,207	10.7%	$33,685	9.0%	$(126,798)	(5.7)%	$(180,169)	(8.5)%
200	28,329	7.4%	24,680	6.6%	(52,008)	(2.3)%	(81,855)	(3.9)%
100	14,920	3.9%	15,234	4.1%	(6,088)	(0.3)%	(11,295)	(0.5)%
(100)	(14,123)	(3.7)%	(9,381)	(2.5)%	(61,215)	(2.7)%	(29,918)	(1.4)%
(200)	(28,870)	(7.5)%	(19,378)	(5.2)%	(180,791)	(8.1)%	(128,374)	(6.1)%
(300)	$(17,758)	(4.6)%	$3,271	0.9%	$(363,943)	(16.3)%	$(307,784)	(14.5)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at June 30, 2026, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At June 30, 2026, the bear steepener scenario produced an increase in net interest income of 1.0% and an increase in the economic value of equity of 4.0%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Deposit costs decrease less quickly than variable rate asset yields over a short-term horizon but are mitigated to some extent over a longer horizon, resulting in a decreased amount of net interest income (margin) in a 12 month period and a relatively neutral impact to net interest income (margin) in a 24 month period. At June 30, 2026, the bull steepener scenario produced a decline of 1.0% to net interest income, as the impact of revised assumptions around deposit betas mitigate the impact of lower short-term rates over a 12-month horizon, and an increase in the economic value of equity of 1.0%.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of June 30, 2026, Peoples had entered into four interest rate swap contracts with an aggregate notional value of $35.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At June 30, 2026, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. Peoples revisits the model assumptions on an ongoing basis, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remains appropriate and is largely unchanged from those disclosed in Peoples' 2025 Form 10-K.
At June 30, 2026, Peoples Bank had liquid assets of $493.2 million, which represented 4.5% of total assets and unfunded loan commitments. Peoples also had an additional $56.3 million of unpledged investment securities not included in the measurement of liquid assets.
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
Loan Commitments and Standby Letters of Credit
Loan commitments are made to accommodate the financial needs of Peoples' customers. Standby letters of credit are instruments issued by Peoples Bank guaranteeing the beneficiary payment by Peoples Bank in the event of default by Peoples Bank's customer in the performance of an obligation or service. Historically, most loan commitments and standby letters of credit expire unused. Peoples Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Peoples Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Home equity lines of credit	$297,084	$278,771	$272,977	$267,598	$268,217
Unadvanced construction loans	316,420	365,618	367,127	367,917	362,405
Other loan commitments	787,533	794,100	779,076	763,058	791,389
Loan commitments	$1,401,037	$1,438,489	$1,419,180	$1,398,573	$1,422,011
Standby letters of credit	$6,253	$7,071	$7,041	$6,402	$6,774
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from those risk factors previously discussed under "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2025 Form 10-K, as supplemented by the disclosures under "ITEM 1A. RISK FACTORS" of Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. These risk factors are not only the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples' business, financial condition and/or operating results.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended June 30, 2026:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – 30, 2026	—		$—		—	$15,780,726
May 1 – 31, 2026	—		$—		—	$15,780,726
June 1 – 30, 2026	1,946	(2)	$35.12	(2)	—	$15,780,726
Total	1,946		$35.12		—	$15,780,726
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the second quarter of 2026.
(2)Reflects 1,946 common shares purchased in open market transactions during June 2026, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

PPeoples Bancorp Inc. filed this exhibit with the SEC in paper form originally and this exhibit has not been filed with the SEC in electronic format.

Exhibit Number	Description	Exhibit Location

3.2(c)	Certificate regarding adoption of amendments to Sections 3.01, 3.03, 3.04, 3.05, 3.06, 3.07, 3.08 and 3.11 of the Code of Regulations of Peoples Bancorp Inc. by shareholders on April 8, 2004	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 0-16772)

3.2(d)	Certificate regarding adoption of amendments to Sections 2.06, 2.07, 3.01 and 3.04 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 13, 2006	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on April 14, 2006 (File No. 0-16772)

3.2(e)	Certificate regarding adoption of an amendment to Section 2.01 of Peoples Bancorp Inc.’s Code of Regulations by the shareholders on April 22, 2010	Incorporated herein by reference to Exhibit 3.2(e) to Peoples’ Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended June 30, 2010 (File No. 0-16772)

3.2(f)	Certificate regarding Adoption of Amendment to Division (D) of Section 2.02 of the Code of Regulations of Peoples Bancorp Inc. by the Shareholders at the Annual Meeting of Shareholders on April 26, 2018	Incorporated herein by reference to Exhibit 3.1 to Peoples' Current Report on Form 8-K dated and filed on June 28, 2018 (File No. 0-16772) ("Peoples' June 28, 2018 Form 8-K")

3.2(g)	Code of Regulations of Peoples Bancorp Inc. (This document represents the Code of Regulations of Peoples Bancorp Inc. in compiled form incorporating all amendments.)	Incorporated herein by reference to Exhibit 3.2 to Peoples' June 28, 2018 Form 8-K

10.1	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Time-Based Restricted Stock Award Agreement used and to be used to evidence grants of time-based restricted common shares to executive officers of Peoples Bancorp Inc. after January 21, 2026*	Incorporated herein by reference to Exhibit 10.1 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (File No. 0-16772)

10.2	Form of Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan Performance Unit Award Agreement used and to be used to evidence grants of performance unit awards to executive officers of Peoples Bancorp Inc. after January 21, 2026*	Incorporated herein by reference to Exhibit 10.2 to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (File No. 0-16772)

31.1	Rule 13a-14(a)/15d-14(a) Certifications [President and Chief Executive Officer]	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certifications [Executive Vice President, Chief Financial Officer and Treasurer]	Filed herewith

32	Section 1350 Certifications	Furnished herewith

101.INS	Inline XBRL Instance Document ##	Submitted electronically herewith #

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically herewith #

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically herewith #

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Submitted electronically herewith #

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Submitted electronically herewith #

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically herewith #

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Submitted electronically herewith

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2026 (Unaudited) and at December 31, 2025; (ii) Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	July 30, 2026	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	July 30, 2026	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer