Form 10-Q
period 2026-09-30
PEOPLES BANCORP INC
filed 2026-10-29
CIK 318300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,959,609 common shares, without par value, at October 28, 2026.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and balances due from banks	$92,955	$107,864
Interest-bearing deposits in other banks	207,820	81,087
Total cash and cash equivalents	300,775	188,951
Available-for-sale investment securities, at fair value (amortized cost of $934,740 at September 30, 2026 and $1,076,980 at December 31, 2025) (a)	805,119	984,367
Held-to-maturity investment securities, at amortized cost (fair value of $766,426 at September 30, 2026 and $867,714 at December 31, 2025) (a)	878,076	922,837
Other investments	81,529	68,656
Total investment securities (a)	1,764,724	1,975,860
Loans and leases, net of deferred fees and costs (b)	6,840,809	6,756,907
Allowance for credit losses	(75,727)	(75,676)
Net loans and leases (c)	6,765,082	6,681,231
Loans held for sale	3,251	2,667
Bank premises and equipment, net of accumulated depreciation	96,721	100,508
Bank owned life insurance	151,820	148,264
Goodwill	363,199	363,199
Other intangible assets	25,106	30,120
Other assets	181,417	158,830
Total assets	$9,652,095	$9,649,630
Liabilities
Deposits:
Non-interest-bearing	$1,560,184	$1,545,428
Interest-bearing	5,881,910	6,159,155
Total deposits	7,442,094	7,704,583
Short-term borrowings	704,120	435,926
Long-term borrowings	155,054	204,138
Accrued expenses and other liabilities	122,924	98,381
Total liabilities	$8,424,192	$8,443,028
Stockholders’ equity
Preferred shares, no par value, 50,000 shares authorized, no shares issued at September 30, 2026 or at December 31, 2025	—	—
Common shares, no par value, 50,000,000 shares authorized, 36,868,595 shares issued at September 30, 2026 and 36,836,943 shares issued at December 31, 2025, including at each date shares held in treasury	871,896	871,571
Retained earnings	481,443	436,748
Accumulated other comprehensive loss, net of deferred income taxes	(99,385)	(70,628)
Treasury stock, at cost, 996,472 shares at September 30, 2026 and 1,215,120 shares at December 31, 2025	(26,051)	(31,089)
Total stockholders’ equity	$1,227,903	$1,206,602
Total liabilities and stockholders’ equity	$9,652,095	$9,649,630
(a)    Available-for-sale investment securities and held-to-maturity investment securities are presented net of allowance for credit losses of $0 and $233, respectively, at September 30, 2026, and $0 and $236, respectively, at December 31, 2025.
(b)    Also referred to throughout this Quarterly Report on Form 10-Q as "total loans" or "loans held for investment."
(c)    Also referred to throughout this Quarterly Report on Form 10-Q as "net loans."

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Interest and fees on loans and leases	$111,439	$113,157	$329,686	$329,275
Interest and dividends on taxable investment securities	15,618	17,932	48,352	48,897
Interest on tax-exempt investment securities	679	937	2,225	2,865
Other interest income	756	782	2,630	2,720
Total interest income	128,492	132,808	382,893	383,757
Interest expense:
Interest on deposits	27,807	34,534	85,224	103,812
Interest on short-term borrowings	4,347	3,400	12,793	5,058
Interest on long-term borrowings	2,496	3,525	7,886	10,706
Total interest expense	34,650	41,459	105,903	119,576
Net interest income	93,842	91,349	276,990	264,181
Provision for credit losses	3,569	7,280	17,972	34,112
Net interest income after provision for credit losses	90,273	84,069	259,018	230,069
Non-interest income:
Electronic banking income	6,649	6,538	19,119	18,695
Trust and investment income	6,176	5,414	17,767	15,756
Lease income	5,696	3,643	15,254	11,322
Deposit account service charges	4,679	4,274	13,434	12,348
Insurance income	4,222	4,469	14,133	15,072
Bank owned life insurance income	1,364	1,143	3,715	3,388
Mortgage banking income	582	245	1,556	861
Net loss on asset disposals and other transactions	(311)	(478)	(1,167)	(1,119)
Net loss on investment securities	(4,512)	(2,580)	(12,693)	(2,582)
Other non-interest income	1,100	1,159	3,159	4,065
Total non-interest income	25,645	23,827	74,277	77,806
Non-interest expense:
Salaries and employee benefit costs	40,560	38,698	120,407	117,412
Data processing and software expense	7,890	7,356	23,276	21,717
Net occupancy and equipment expense	5,806	5,896	17,795	17,198
Professional fees	4,743	2,798	11,514	9,495
Electronic banking expense	2,337	2,161	6,643	6,204
Operating lease expense	2,010	1,039	5,611	3,077
Amortization of other intangible assets	1,697	2,211	5,091	6,635
Federal Deposit Insurance Corporation ("FDIC") insurance expense	1,260	1,284	4,040	3,786
Other loan expenses	1,309	1,385	3,710	3,717
Franchise tax expense	956	916	2,932	2,523
Travel and entertainment expense	595	796	1,904	2,009
Communication expense	598	664	1,792	2,110
Marketing expense	1,004	1,001	2,494	2,622
Other non-interest expense	3,775	3,689	11,725	12,538
Total non-interest expense	74,540	69,894	218,934	211,043
Income before income taxes	41,378	38,002	114,361	96,832
Income tax expense	8,772	8,526	24,796	21,808
Net income	$32,606	$29,476	$89,565	$75,024
Earnings per common share - basic	$0.92	$0.83	$2.52	$2.13
Earnings per common share - diluted	$0.91	$0.83	$2.49	$2.10
Weighted-average number of common shares outstanding - basic	35,197,746	35,003,054	35,160,300	34,957,341
Weighted-average number of common shares outstanding - diluted	35,662,434	35,398,809	35,574,059	35,327,816
Cash dividends declared	$15,116	$14,655	$44,870	$43,498
Cash dividends declared per common share	$0.42	$0.41	$1.25	$1.22

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$32,606	$29,476	$89,565	$75,024
Other comprehensive income (loss):
Available-for-sale investment securities:
Gross unrealized holding (loss) gain arising during the period	(41,593)	14,218	(49,703)	41,445
Related tax benefit (expense)	9,574	(3,315)	11,172	(9,662)
Reclassification adjustment for net loss included in net income	4,512	2,580	12,693	2,582
Related tax expense	(1,038)	(602)	(2,922)	(602)
Net effect on other comprehensive income (loss)	(28,545)	12,881	(28,760)	33,763
Cash flow hedges:
Net gain (loss) arising during the period	141	54	434	(234)
Related tax (expense) benefit	(33)	(12)	(101)	55
Reclassification adjustment for net gain included in net income	(113)	(248)	(430)	(962)
Related tax benefit	26	58	100	224
Net effect on other comprehensive income (loss)	21	(148)	3	(917)
Total other comprehensive income (loss), net of tax	(28,524)	12,733	(28,757)	32,846
Total comprehensive income	$4,082	$42,209	$60,808	$107,870

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2026	$869,739	$463,953	$(70,861)	$(26,280)	$1,236,551
Net income	—	32,606	—	—	32,606
Other comprehensive loss, net of tax	—	—	(28,524)	—	(28,524)
Cash dividends declared	—	(15,116)	—	—	(15,116)
Reissuance of treasury stock for common share awards	(172)	—	—	172	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(209)	(209)
Common shares issued under dividend reinvestment plan	302	—	—	—	302
Common shares issued under compensation plan for Boards of Directors	38	—	—	93	131
Common shares issued under employee stock purchase plan	71	—	—	173	244
Stock-based compensation	1,918	—	—	—	1,918
Balance, September 30, 2026	$871,896	$481,443	$(99,385)	$(26,051)	$1,227,903

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2025	$871,571	$436,748	$(70,628)	$(31,089)	$1,206,602
Net income	—	89,565	—	—	89,565
Other comprehensive loss, net of tax	—	—	(28,757)	—	(28,757)
Cash dividends declared	—	(44,870)	—	—	(44,870)
Reissuance of treasury stock for common share awards	(6,404)	—	—	6,404	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	292	292
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,453)	(2,453)
Common shares issued under dividend reinvestment plan	1,140	—	—	—	1,140
Common shares issued under compensation plan for Boards of Directors	109	—	—	284	393
Common shares issued under employee stock purchase plan	197	—	—	511	708
Stock-based compensation	5,283	—	—	—	5,283
Balance, September 30, 2026	$871,896	$481,443	$(99,385)	$(26,051)	$1,227,903

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, June 30, 2025	$868,493	$406,252	$(90,272)	$(31,123)	$1,153,350
Net income	—	29,476	—	—	29,476
Other comprehensive income, net of tax	—	—	12,733	—	12,733
Cash dividends declared	—	(14,655)	—	—	(14,655)
Reissuance of treasury stock for common share awards	(222)	—	—	222	—
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(208)	(208)
Common shares issued under dividend reinvestment plan	554	—	—	—	554
Common shares issued under compensation plan for Boards of Directors	20	—	—	111	131
Common shares issued under employee stock purchase plan	36	—	—	197	233
Stock-based compensation	1,163	—	—	—	1,163
Other	—	(1)	—	—	(1)
Balance, September 30, 2025	$870,044	$421,072	$(77,539)	$(30,801)	$1,182,776

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (continued)

			Accumulated Other Comprehensive Loss		Total Stockholders' Equity
	Common Shares	Retained Earnings		Treasury Stock
(Dollars in thousands)
Balance, December 31, 2024	$866,844	$388,109	$(110,385)	$(32,978)	$1,111,590
Net income	—	75,024	—	—	75,024
Other comprehensive income, net of tax	—	—	32,846	—	32,846
Cash dividends declared	—	(43,498)	—	—	(43,498)
Reissuance of treasury stock for common share awards	(3,621)	—	—	3,621	—
Reissuance of treasury stock for deferred compensation plan for Boards of Directors	—	—	—	369	369
Repurchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors	—	—	—	(2,331)	(2,331)
Common shares repurchased under share repurchase program	—	—	—	(455)	(455)
Common shares issued under dividend reinvestment plan	1,591	—	—	—	1,591
Common shares issued under compensation plan for Boards of Directors	59	—	—	319	378
Common shares issued under employee stock purchase plan	120	—	—	654	774
Stock-based compensation	5,051	—	—	—	5,051
Other	—	1,437	—	—	1,437
Balance, September 30, 2025	$870,044	$421,072	$(77,539)	$(30,801)	$1,182,776

See Notes to the Unaudited Condensed Consolidated Financial Statements

PEOPLES BANCORP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2026	2025
Net cash provided by operating activities	$139,300	$99,402
Investing activities:
Available-for-sale investment securities:
Purchases	(120,141)	(27,934)
Proceeds from sales	183,729	72,831
Proceeds from principal payments, calls and prepayments	66,784	102,487
Held-to-maturity investment securities:
Purchases	(68,013)	(290,236)
Proceeds from principal payments	114,672	134,114
Other investments:
Purchases	(48,092)	(35,076)
Proceeds from sales	35,598	31,756
Net increase in loans held for investment	(98,224)	(384,463)
Net expenditures for premises and equipment	(3,704)	(5,912)
Proceeds from sales of other real estate owned	468	187
Other	(18)	(1,150)
Net cash provided by (used in) investing activities	63,059	(403,396)
Financing activities:
Net increase in non-interest-bearing deposits	14,756	28,433
Net (decrease) increase in interest-bearing deposits	(277,443)	213,277
Net increase in short-term borrowings	258,194	89,895
Proceeds from long-term borrowings	14,204	8,328
Payments on long-term borrowings	(54,010)	(19,879)
Cash dividends paid	(44,870)	(43,498)
Purchase of treasury stock under share repurchase program	—	(455)
Purchase of treasury stock in connection with employee incentive program and compensation plan for Boards of Directors to be held as treasury stock	(2,453)	(2,331)
Proceeds from issuance of common shares	1,089	1,481
Other	(2)	1,296
Net cash (used in) provided by financing activities	(90,535)	276,547
Net increase (decrease) in cash and cash equivalents	111,824	(27,447)
Cash and cash equivalents at beginning of period	188,951	217,664
Cash and cash equivalents at end of period	$300,775	$190,217

Supplemental cash flow information:
Interest paid	$108,642	$117,759
Federal income taxes paid	6,945	16,000
State income taxes paid	2,201	1,743
Supplemental noncash disclosures:
Transfers from total loans to other real estate owned	309	—
Noncash recognition of new leases	153	1,333
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
The accounting and reporting policies followed in the presentation of the accompanying Unaudited Condensed Consolidated Financial Statements are consistent with those described in "Note 1 Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Peoples’ 2025 Form 10-K, as updated by the information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this "Form 10-Q"). Management has evaluated all significant events and transactions that occurred after September 30, 2026 for potential recognition or disclosure in these Unaudited Condensed Consolidated Financial Statements. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. Such adjustments are normal and recurring in nature. Certain items in prior financial statements have been reclassified to conform to the current presentation, which had no impact on net income, total comprehensive income, net cash provided by operating, financing, or investing activities or total stockholders’ equity. The impact of such changes are not considered material to Peoples' financial statements. Intercompany accounts and transactions have been eliminated. The Consolidated Balance Sheet at December 31, 2025, contained herein, has been derived from the audited Consolidated Balance Sheet included in Peoples’ 2025 Form 10-K.
The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and accompanying Notes. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis
The following table provides the fair values for assets and liabilities required to be measured and reported at fair value on a recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2026 and at December 31, 2025.

	Recurring Fair Value Measurements at Reporting Date
	September 30, 2026		December 31, 2025
(Dollars in thousands)	Level 1	Level 2	Level 1	Level 2

Assets:
Available-for-sale investment securities:
Obligations of:
U.S. Treasury and government agencies	$16,985	$—	$—	$17,580
U.S. government sponsored agencies	—	185,022	—	206,330
States and political subdivisions	—	98,025	—	170,832
Residential mortgage-backed securities	—	453,661	—	544,038
Commercial mortgage-backed securities	—	48,572	—	41,804
Bank-issued trust preferred securities	—	2,854	—	3,783
Total available-for-sale securities	$16,985	$788,134	$—	$984,367
Equity investment securities (a)	207	262	176	239
Nonqualified deferred compensation (a) (b)	6,713	—	6,074	—
Derivative assets (c)	—	21,695	—	9,708
Liabilities:
Derivative liabilities (d)	$—	$21,120	$—	$9,275
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
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis
The following table provides the fair values for each class of assets and liabilities required to be measured and reported at fair value on a non-recurring basis on the Unaudited Consolidated Balance Sheets by level in the fair value hierarchy at September 30, 2026 and at December 31, 2025.

	Non-Recurring Fair Value Measurements at Reporting Date
	September 30, 2026		December 31, 2025
(Dollars in thousands)	Level 2	Level 3	Level 2	Level 3

Assets:
Collateral dependent loans	$—	$34,273	$—	$7,738
Loans held for sale (a)	2,197	—	1,678	—
Other real estate owned	—	316	—	—
(a) Loans held for sale are presented gross of a valuation allowance of $109 and $57 at September 30, 2026 and at December 31, 2025, respectively.

Collateral Dependent Loans: Loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty, are considered collateral dependent. Peoples utilizes outside third-party appraisal services to value the underlying collateral, which Peoples then uses to report the loans at their fair value (Level 3).
Loans Held for Sale: Loans originated and intended to be sold in the secondary market, generally one-to-four family residential loans, are carried in aggregate at the lower of cost or estimated fair value. Peoples uses a valuation model using quoted market prices of similar instruments in arriving at the fair value (Level 2).
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

	Fair Value Measurements of Other Financial Instruments
(Dollars in thousands)	Fair Value Hierarchy Level	September 30, 2026		December 31, 2025
		Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets:
Cash and cash equivalents	1	$300,775	300,775	$188,951	$188,951
Held-to-maturity investment securities:
Obligations of:
U.S. government sponsored agencies	2	261,616	236,778	261,826	254,435
States and political subdivisions (a)	2	138,405	104,169	140,843	115,657
Residential mortgage-backed securities	2	381,224	345,888	423,628	413,123
Commercial mortgage-backed securities	2	97,064	79,591	96,776	84,499
Total held-to-maturity securities		878,309	766,426	923,073	867,714
Other investments:
Other investments at cost:
Federal Home Loan Bank ("FHLB") stock	3	42,617	42,617	30,843	30,843
Federal Reserve Bank ("FRB") stock	3	27,114	27,114	27,114	27,114
Other investments (b)	3	4,616	4,616	4,210	4,210
Total other investments at cost		74,347	74,347	62,167	62,167
Loans and leases, net of deferred fees and costs (c)	3	6,840,809	6,504,654	6,756,907	6,697,321
Bank owned life insurance	2	151,820	151,820	148,264	148,264
Liabilities:
Deposits	2	$7,442,094	$6,016,507	$7,704,583	$6,660,991
Short-term borrowings	2	704,120	704,063	435,926	435,923
Long-term borrowings	2	155,054	164,834	204,138	222,323
(a) Obligations of states and political subdivisions are presented gross of an allowance for credit losses of $233 and $236 at September 30, 2026 and at December 31, 2025, respectively.
(b)     "Other investments", as reported on the Unaudited Consolidated Balance Sheets, also included equity investment securities at September 30, 2026 and at December 31, 2025, which are reported in the "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis"
table above and not included in this table.
(c) Loans and leases, net of deferred fees and costs, are presented gross of an allowance for credit losses of $75.7 million at both September 30, 2026 and December 31, 2025.

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
Note 3 Investment Securities

Available-for-sale
The following table summarizes Peoples' available-for-sale investment securities:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of:
U.S. Treasury and government agencies	$17,712	$—	$(727)	$16,985
U.S. government sponsored agencies	203,535	—	(18,513)	185,022
States and political subdivisions	120,480	—	(22,455)	98,025
Residential mortgage-backed securities	532,648	727	(79,714)	453,661
Commercial mortgage-backed securities	57,365	—	(8,793)	48,572
Bank-issued trust preferred securities	3,000	—	(146)	2,854
Total available-for-sale securities	$934,740	$727	$(130,348)	$805,119
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$17,386	$213	$(19)	$17,580
U.S. government sponsored agencies	212,282	504	(6,456)	206,330
States and political subdivisions	189,131	103	(18,402)	170,832
Residential mortgage-backed securities	606,292	1,749	(64,003)	544,038
Commercial mortgage-backed securities	47,889	1	(6,086)	41,804
Bank-issued trust preferred securities	4,000	—	(217)	3,783
Total available-for-sale securities	$1,076,980	$2,570	$(95,183)	$984,367

The gross gains and losses realized by Peoples from sales or prepayments of available-for-sale investment securities for the periods ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Gross gains realized	$1	$120	$205	$145
Gross losses realized	(4,513)	(2,700)	(12,898)	(2,727)
Net loss realized	$(4,512)	$(2,580)	$(12,693)	$(2,582)
The cost of investment securities sold, and any resulting gain or loss, were based on the specific identification method and recognized as of the trade date.
The following table presents a summary of available-for-sale investment securities that have been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2026
Obligations of:
U.S. Treasury and government agencies	$16,984	$727	3	$—	$—	—	$16,984	$727
U.S. government sponsored agencies	146,573	12,481	27	38,449	6,032	13	185,022	18,513
States and political subdivisions	22,218	2,793	46	74,941	19,662	60	97,159	22,455
Residential mortgage-backed securities	84,246	2,760	69	352,204	76,954	181	436,450	79,714
Commercial mortgage-backed securities	19,687	1,843	6	28,885	6,950	16	48,572	8,793
Bank-issued trust preferred securities	—	—	—	2,854	146	1	2,854	146
Total	$289,708	$20,604	151	$497,333	$109,744	271	$787,041	$130,348
December 31, 2025
Obligations of:
U.S. Treasury and government agencies	$5,319	$16	3	$741	$3	4	$6,060	$19
U.S. government sponsored agencies	47,059	341	10	127,311	6,115	27	174,370	6,456
States and political subdivisions	3,129	460	5	158,898	17,942	134	162,027	18,402
Residential mortgage-backed securities	13,310	62	10	461,661	63,941	235	474,971	64,003
Commercial mortgage-backed securities	2,292	9	2	39,000	6,077	21	41,292	6,086
Bank-issued trust preferred securities	—	—	—	3,783	217	2	3,783	217
Total	$71,109	$888	30	$791,394	$94,295	423	$862,503	$95,183
Management evaluates available-for-sale investment securities for an allowance for credit losses on a quarterly basis. At September 30, 2026, management concluded that no individual securities at an unrealized loss position required an allowance for credit losses. At September 30, 2026, Peoples did not have the intent to sell, nor was it more likely than not that Peoples would be required to sell, any of the securities with an unrealized loss prior to recovery. Further, the unrealized losses at both September 30, 2026 and December 31, 2025 were attributable to changes in market interest rates and spreads since the securities were purchased, and were not credit-related losses.

The table below presents the amortized cost, fair value and total weighted-average yield of available-for-sale investment securities by contractual maturity at September 30, 2026. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at September 30, 2026. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. Treasury and government agencies	$—	$7,935	$9,777	$—	$17,712
U.S. government sponsored agencies	—	9,852	139,080	54,603	203,535
States and political subdivisions	5,067	6,364	56,361	52,688	120,480
Residential mortgage-backed securities	—	902	60,611	471,135	532,648
Commercial mortgage-backed securities	—	15,891	20,142	21,332	57,365
Bank-issued trust preferred securities	—	—	3,000	—	3,000
Total available-for-sale securities	$5,067	$40,944	$288,971	$599,758	$934,740
Fair value
Obligations of:
U.S. Treasury and government agencies	$—	$7,713	$9,272	$—	$16,985
U.S. government sponsored agencies	—	8,531	126,701	49,790	185,022
States and political subdivisions	5,002	6,134	45,823	41,066	98,025
Residential mortgage-backed securities	—	871	54,827	397,963	453,661
Commercial mortgage-backed securities	—	13,660	17,572	17,340	48,572
Bank-issued trust preferred securities	—	—	2,854	—	2,854
Total available-for-sale securities	$5,002	$36,909	$257,049	$506,159	$805,119
Total weighted-average yield	3.33%	2.44%	3.55%	2.95%	3.12%
Held-to-maturity
The following table summarizes Peoples’ held-to-maturity investment securities:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of:
U.S. government sponsored agencies	$261,616	$—	$22	$(24,860)	$236,778
States and political subdivisions	138,405	(233)	26	(34,029)	104,169
Residential mortgage-backed securities	381,224	—	25	(35,361)	345,888
Commercial mortgage-backed securities	97,064	—	—	(17,473)	79,591
Total held-to-maturity investment securities	$878,309	$(233)	$73	$(111,723)	$766,426
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$261,826	$—	$740	$(8,131)	$254,435
States and political subdivisions	140,843	(236)	77	(25,027)	115,657
Residential mortgage-backed securities	423,628	—	4,916	(15,421)	413,123
Commercial mortgage-backed securities	96,776	—	—	(12,277)	84,499
Total held-to-maturity investment securities	$923,073	$(236)	$5,733	$(60,856)	$867,714
There were no sales of held-to-maturity investment securities during the periods ended September 30, 2026 or December 31, 2025.
Management evaluates held-to-maturity investment securities for an allowance for credit losses on a quarterly basis. The majority of Peoples' held-to maturity investment securities are agency-backed securities, for which an allowance for credit losses was not recorded. Peoples calculated the allowance for credit losses for state and political subdivisions using cumulative default rate averages for municipal securities. Peoples reported $0.2 million of allowance for credit losses for held-to-maturity investment securities at both September 30, 2026, and December 31, 2025.

The following table presents a summary of held-to-maturity investment securities that had been in a continuous unrealized loss position for the periods identified:

	Less than 12 Months			12 Months or More			Total
(Dollars in thousands)	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss	No. of Securities	Fair Value	Unrealized Loss
September 30, 2026
Obligations of:
U.S. government sponsored agencies	$128,400	$9,811	31	$106,121	$15,049	21	$234,521	$24,860
States and political subdivisions	974	317	2	101,155	33,712	66	102,129	34,029
Residential mortgage-backed securities	219,697	12,811	57	121,450	22,550	42	341,147	35,361
Commercial mortgage-backed securities	15,213	2,192	7	64,378	15,281	29	79,591	17,473
Total	$364,284	$25,131	97	$393,104	$86,592	158	$757,388	$111,723
December 31, 2025
Obligations of:
U.S. government sponsored agencies	$131,933	$1,447	16	$66,509	$6,684	20	$198,442	$8,131
States and political subdivisions	1,238	301	2	110,531	24,726	65	111,769	25,027
Residential mortgage-backed securities	34,814	261	6	143,068	15,160	45	177,882	15,421
Commercial mortgage-backed securities	7,776	111	3	73,975	12,166	30	81,751	12,277
Total	$175,761	$2,120	27	$394,083	$58,736	160	$569,844	$60,856
The table below presents the amortized cost, fair value and total weighted-average yield of held-to-maturity investment securities by contractual maturity at September 30, 2026. The weighted-average yields are based on the amortized cost and are computed on a fully taxable-equivalent basis using a federal statutory corporate income tax rate of 21% at September 30, 2026. In some cases, the issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date.

(Dollars in thousands)	Within 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total
Amortized cost
Obligations of:
U.S. government sponsored agencies	$3,500	$2,201	$155,110	$100,805	$261,616
States and political subdivisions	2,444	4,587	37,684	93,690	138,405
Residential mortgage-backed securities	—	—	6,392	374,832	381,224
Commercial mortgage-backed securities	959	9,848	39,628	46,629	97,064
Total held-to-maturity investment securities	$6,903	$16,636	$238,814	$615,956	$878,309
Fair value
Obligations of:
U.S. government sponsored agencies	$3,478	$1,981	$140,326	$90,993	$236,778
States and political subdivisions	2,469	4,176	30,041	67,483	104,169
Residential mortgage-backed securities	—	—	5,839	340,049	345,888
Commercial mortgage-backed securities	953	8,956	33,260	36,422	79,591
Total held-to-maturity investment securities	$6,900	$15,113	$209,466	$534,947	$766,426
Total weighted-average yield	1.83%	1.93%	3.55%	4.17%	3.94%

Other Investments
Peoples' other investments on the Unaudited Consolidated Balance Sheets consist largely of shares of FHLB stock and of FRB stock.
The following table summarizes the carrying value of Peoples' other investments:

(Dollars in thousands)	September 30, 2026	December 31, 2025
FHLB stock	$42,617	$30,843
FRB stock	27,114	27,114
Nonqualified deferred compensation	6,713	6,074
Equity investment securities	4,216	3,756
Other investments	869	869
Total other investments	$81,529	$68,656
During the nine months ended September 30, 2026, Peoples redeemed $34.9 million of FHLB stock in order to be in compliance with the requirements of the FHLB. Peoples purchased $46.7 million of additional FHLB stock during the nine months ended September 30, 2026, as a result of the FHLB's capital requirements on FHLB advances.
For the three months ended September 30, 2026 and 2025, Peoples recorded the change in the fair value of equity investment securities held during the period in "Other non-interest income", resulting in an unrealized gain of $12,000 and an unrealized loss of $26,000, respectively. For the nine months ended September 30, 2026 and 2025, Peoples recognized an unrealized gain of $45,000 and an unrealized loss of $28,000, respectively, for the change in fair value of equity investment securities in "Other non-interest income."
At September 30, 2026, Peoples' investment in equity investment securities was comprised largely of common stocks issued by various unrelated bank holding companies. There were no equity investment securities of a single issuer that exceeded 10% of Peoples' stockholders' equity at September 30, 2026.
Pledged Securities
Peoples has pledged available-for-sale investment securities and held-to-maturity investment securities to secure public and trust department deposits, and repurchase agreements in accordance with federal and state requirements. Peoples has also pledged available-for-sale investment securities to secure additional borrowing capacity at the FHLB and the FRB.
The following table summarizes the carrying amount of Peoples' pledged securities:

	Carrying Amount
(Dollars in thousands)	September 30, 2026	December 31, 2025

Securing public and trust department deposits, and repurchase agreements:
Available-for-sale	$316,646	$328,516
Held-to-maturity	761,771	704,470
Securing additional borrowing capacity at the FHLB and the FRB:
Available-for-sale	83,188	4,018
Held-to-maturity	39,864	68,425
Accrued Interest
Accrued interest receivable is not included in investment securities balances, and is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Interest receivable on investment securities was $9.1 million at September 30, 2026 and $9.0 million at December 31, 2025.

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
The major classifications of loan balances (in each case, net of deferred fees and costs) excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Construction	$334,701	$300,941
Commercial real estate, other	2,244,721	2,363,967
Commercial and industrial	1,724,108	1,535,755
Premium finance	270,634	253,075
Leases	342,343	365,649
Residential real estate	832,656	861,722
Home equity lines of credit	284,173	253,864
Consumer, indirect	685,329	700,582
Consumer, direct	120,536	120,338
Deposit account overdrafts	1,608	1,014
Total loans, at amortized cost	$6,840,809	$6,756,907
The table above includes net deferred loan origination costs of $19.9 million and $20.0 million at September 30, 2026 and at December 31, 2025, respectively. The remaining unamortized net discount included in the amortized cost of loans and leases was $6.6 million and $9.7 million at September 30, 2026 and at December 31, 2025, respectively.
Accrued interest receivable is not included within the loan balances, but is presented in the “Other assets” line of the Unaudited Consolidated Balance Sheets, with no recorded allowance for credit losses. Total interest receivable on loans was $23.2 million and $25.0 million at September 30, 2026 and at December 31, 2025, respectively.
Nonaccrual and Past Due Loans
A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on nonaccrual status regardless of whether or not such loan is considered past due.
The amortized cost of loans on nonaccrual status and of loans delinquent for 90 days or more and accruing was as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Nonaccrual (a)	Accruing Loans 90+ Days Past Due	Nonaccrual (a)	Accruing Loans 90+ Days Past Due
Construction	$293	$—	$—	$—
Commercial real estate, other	4,992	3,100	4,056	579
Commercial and industrial	3,293	44	8,045	126
Premium finance	—	1,549	573	2,477
Leases	6,191	—	11,063	542
Residential real estate	9,016	2,879	8,556	1,937
Home equity lines of credit	1,602	178	1,507	69
Consumer, indirect	2,809	166	2,718	286
Consumer, direct	304	198	368	140
Total loans, at amortized cost	$28,500	$8,114	$36,886	$6,156
(a) There were $2.4 million and $1.8 million of nonaccrual loans for which there was no allowance for credit losses at September 30, 2026 and at December 31, 2025, respectively.

During the first nine months of 2026, nonaccrual loans decreased compared to at December 31, 2025, which was primarily due to decreases in nonaccrual leases of $4.9 million and nonaccrual commercial and industrial loans of $4.8 million, partially offset by an increase in nonaccrual other commercial real estate loans of $0.9 million. The increase in accruing loans 90+ days past due at September 30, 2026, when compared to at December 31, 2025, was primarily due to one large other commercial real estate loan, totaling $3.1 million.
The following table presents the aging of the amortized cost of past due loans:

	Loans Past Due				Current Loans	Total Loans
(Dollars in thousands)	30 - 59 days	60 - 89 days	90 + Days	Total
September 30, 2026
Construction	$—	$39	$293	$332	$334,369	$334,701
Commercial real estate, other	2,339	2,423	7,612	12,374	2,232,347	2,244,721
Commercial and industrial	788	304	3,226	4,318	1,719,790	1,724,108
Premium finance	2,070	211	1,549	3,830	266,804	270,634
Leases	2,015	2,808	5,198	10,021	332,322	342,343
Residential real estate	2,973	2,831	7,074	12,878	819,778	832,656
Home equity lines of credit	1,109	323	1,144	2,576	281,597	284,173
Consumer, indirect	7,091	1,734	1,493	10,318	675,011	685,329
Consumer, direct	736	149	400	1,285	119,251	120,536
Deposit account overdrafts	—	—	—	—	1,608	1,608
Total loans, at amortized cost	$19,121	$10,822	$27,989	$57,932	$6,782,877	$6,840,809
December 31, 2025
Construction	$—	$—	$—	$—	$300,941	$300,941
Commercial real estate, other	1,760	4,066	3,664	9,490	2,354,477	2,363,967
Commercial and industrial	1,600	1,329	7,780	10,709	1,525,046	1,535,755
Premium finance	2,767	2,956	3,050	8,773	244,302	253,075
Leases	9,966	3,560	11,187	24,713	340,936	365,649
Residential real estate	13,821	3,035	5,767	22,623	839,099	861,722
Home equity lines of credit	2,160	402	981	3,543	250,321	253,864
Consumer, indirect	8,752	1,726	1,550	12,028	688,554	700,582
Consumer, direct	752	165	431	1,348	118,990	120,338
Deposit account overdrafts	—	—	—	—	1,014	1,014
Total loans, at amortized cost	$41,578	$17,239	$34,410	$93,227	$6,663,680	$6,756,907
Delinquency trends improved slightly, as 99.2% of Peoples' loan portfolio was considered “current” at September 30, 2026, compared to 98.6% at December 31, 2025.
Pledged Loans
Peoples has pledged certain loans secured by one-to-four family and multifamily residential mortgages, home equity lines of credit and commercial real estate loans under a blanket collateral agreement to secure borrowings from the FHLB. Peoples also has pledged eligible commercial and industrial loans to secure borrowings with the FRB. Loans pledged are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loans pledged to FHLB	$1,219,389	$1,347,242
Loans pledged to FRB	654,487	624,503
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
The following table summarizes the risk category of loans within Peoples' loan portfolio, including acquired loans, based upon the most recent analysis performed at September 30, 2026:

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Construction
Pass	$51,372	$114,463	$101,668	$47,044	$522	$5,414	$—	$—	$320,483
Substandard	—	—	11,409	1,076	1,440	293	—	—	14,218
Total	51,372	114,463	113,077	48,120	1,962	5,707	—	—	334,701
Current period gross charge-offs (a)	—	—	—	—	—	—			—
Commercial real estate, other
Pass	202,548	345,864	165,898	249,174	294,829	801,182	40,780	525	2,100,275
Special mention	—	—	6,229	33,558	4,550	3,558	—	—	47,895
Substandard	5,808	1,012	33,563	1,471	5,105	49,472	120	—	96,551
Total	208,356	346,876	205,690	284,203	304,484	854,212	40,900	525	2,244,721
Current period gross charge-offs (a)	—	—	—	—	—	855			855
Commercial and industrial
Pass	466,549	294,274	173,663	82,911	52,015	345,883	235,334	2,467	1,650,629
Special mention	1,202	6,156	18,763	22	4,394	53	5,534	—	36,124

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Substandard	637	159	3,182	130	4,917	17,019	11,303	5,123	37,347
Doubtful	—	—	—	—	—	8	—	—	8
Total	468,388	300,589	195,608	83,063	61,326	362,963	252,171	7,590	1,724,108
Current period gross charge-offs (a)	193	1,000	64	104	22	126			1,509
Premium Finance
Pass	256,182	14,221	231	—	—	—	—	—	270,634
Total	256,182	14,221	231	—	—	—	—	—	270,634
Current period gross charge-offs (a)	2	95	102	2	—	—			201
Leases
Pass	121,249	95,504	63,098	41,491	12,496	2,142	—	—	335,980
Special mention	194	233	333	240	91	—	—	—	1,091
Substandard	234	536	926	889	353	167	—	—	3,105
Doubtful	—	32	640	893	602	—	—	—	2,167
Total	121,677	96,305	64,997	43,513	13,542	2,309	—	—	342,343
Current period gross charge-offs (a)	55	1,148	2,964	5,912	1,484	827			12,390
Residential real estate
Pass	61,233	97,072	59,183	49,104	71,524	482,157	—	—	820,273
Substandard	—	748	684	1,582	1,173	7,980	—	—	12,167
Loss	—	21	24	—	78	93	—	—	216
Total	61,233	97,841	59,891	50,686	72,775	490,230	—	—	832,656
Current period gross charge-offs (a)	—	4	60	—	76	120			260
Home equity lines of credit
Pass	4,261	57,324	47,262	27,760	30,611	65,860	49,694	1,102	282,772
Substandard	—	—	—	294	373	722	—	—	1,389
Loss	—	—	—	—	—	12	—	—	12
Total	4,261	57,324	47,262	28,054	30,984	66,594	49,694	1,102	284,173
Current period gross charge-offs (a)	—	—	—	—	—	64			64
Consumer, indirect
Pass	201,716	222,986	114,772	70,853	50,188	21,435	—	—	681,950
Substandard	117	1,213	703	505	400	353	—	—	3,291
Loss	6	35	13	9	5	20	—	—	88
Total	201,839	224,234	115,488	71,367	50,593	21,808	—	—	685,329
Current period gross charge-offs (a)	218	2,452	1,201	753	364	138			5,126
Consumer, direct
Pass	48,814	34,373	15,616	9,039	7,070	5,260	—	—	120,172

	Term Loans at Amortized Cost by Origination Year							Revolving Loans Converted to Term
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans		Total Loans
Substandard	25	76	29	96	38	—	—	—	264
Loss	—	—	—	—	3	97	—	—	100
Total	48,839	34,449	15,645	9,135	7,111	5,357	—	—	120,536
Current period gross charge-offs (a)	321	197	87	57	60	12			734
Deposit account overdrafts	1,608	—	—	—	—	—	—	—	1,608
Current period gross charge-offs (a)	966	—	—	—	—	—			966
Total loans, at amortized cost	1,423,755	1,286,302	817,889	618,141	542,777	1,809,180	342,765	9,217	6,840,809
Total current period gross charge-offs (a)	$1,755	$4,896	$4,478	$6,828	$2,006	$2,142			$22,105
(a) Current period gross charge-offs are for the nine months ended September 30, 2026.
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
(a) Current period gross charge-offs are for the year ended December 31, 2025.

Collateral Dependent Loans
Peoples has certain loans for which repayment is dependent upon the operation or sale of collateral, as the borrower is experiencing financial difficulty. The underlying collateral can vary based upon the type of loan. The following provides more detail about the types of collateral that secure collateral dependent loans:
•Construction loans are typically secured by owner occupied commercial real estate or non-owner occupied real estate. Typically, owner occupied construction loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties that are in process of construction. Non-owner occupied commercial construction loans are generally secured by multi-family complexes, warehouse buildings, industrial buildings, land under development, and other commercial real estate in process of construction.
•Commercial real estate loans can be secured by either owner occupied commercial real estate or non-owner occupied commercial real estate. Typically, owner occupied commercial real estate loans are secured by office buildings, warehouses, manufacturing facilities, and other commercial and industrial properties occupied by operating companies. Non-owner occupied commercial real estate loans are generally secured by multifamily complexes, retail facilities, office buildings and complexes, warehouses, industrial buildings, land under development, as well as other commercial real estate.
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
•Leases are most often secured by commercial equipment and other essential business assets.
•Premium finance loans are secured by the unearned portion of the insurance premium being financed.
The following table details Peoples' amortized cost of collateral dependent loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Construction	$11,432	$—
Commercial real estate, other	21,903	687
Commercial and industrial	298	4,666
Leases	—	2,385
Residential real estate	640	—
Total collateral dependent loans	$34,273	$7,738
Collateral dependent loans increased at September 30, 2026, compared to at December 31, 2025, due to an increase in collateral dependent other commercial real estate loans, driven primarily by a single loan totaling approximately $12.7 million, and an increase in collateral dependent construction loans, driven by the inclusion of two large construction loans, associated with one customer relationship, totaling approximately $11.4 million.
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

The following tables display the amortized cost of loans that were restructured during the three and nine months ended September 30, 2026 and September 30, 2025, presented by loan classification.

(Dollars in thousands)	Term Extension	Principal Forgiveness	Total	Percentage of Total by Loan Category(a)(b)

During the Three Months Ended September 30, 2026
Commercial real estate, other	$480	1,700	$2,180	0.10%
Commercial and industrial	7,785	—	7,785	0.45%
Consumer, indirect	10	—	10	—%
Total	$8,275	$1,700	$9,975	0.15%

During the Three Months Ended September 30, 2025
Commercial real estate, other	$1,037	$—	$1,037	0.04%
Commercial and industrial	2,704	—	2,704	0.18%
Home equity lines of credit	47	—	47	0.02%
Total	$3,788	$—	$3,788	0.06%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The tables presented above excludes loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

(Dollars in thousands)
During the Nine Months Ended September 30, 2026	Payment Deferral	Term Extension	Principal Forgiveness	Total	Percentage of Total by Loan Category(a)(b)
Commercial real estate, other	$—	$1,949	$1,700	$3,649	0.16%
Commercial and industrial	482	8,437	—	8,919	0.52%
Residential real estate	—	124	—	124	0.01%
Home equity lines of credit	—	68	—	68	0.02%
Consumer, indirect	—	10	—	10	—%
Total	$482	$10,588	$1,700	$12,770	0.19%

During the Nine Months Ended September 30, 2025
Commercial real estate, other	—	3,084	—	3,084	0.13%
Commercial and industrial	—	10,880	—	10,880	0.73%
Residential real estate	—	188	—	188	0.02%
Home equity lines of credit	—	47	—	47	0.02%
Total	$—	$14,199	$—	$14,199	0.21%
(a) Based on the amortized cost basis as of period end, divided by the period end amortized cost basis of the corresponding class of financing receivable.
(b) The tables presented above exclude loans that were paid off or otherwise no longer included in the loan portfolio as of period end.

The following tables summarize the impacts of loan modifications made to loans during the three and nine months ended September 30, 2026 and September 30, 2025, presented by loan classification.

During the Three Months Ended September 30, 2026	Weighted-Average Term Extension (in months)
Commercial real estate, other	9
Commercial and industrial	23
Consumer, indirect	12

During the Three Months Ended September 30, 2025
Commercial real estate, other	6
Commercial and industrial	3
Home equity lines of credit	240

Weighted-Average Term Extension (in months)
During the Nine Months Ended September 30, 2026
Commercial real estate, other	9
Commercial and industrial	22
Residential real estate	37
Home equity lines of credit	119
Consumer, indirect	12

During the Nine Months Ended September 30, 2025
Commercial real estate, other	4
Commercial and industrial	6
Residential real estate	174
Home equity lines of credit	240
The following tables display the amortized cost of loans that received a completed modification or payment deferral within the previous 12 months and that had a payment default in the periods presented. For purposes of this disclosure, Peoples defines loans that had a payment default as loans that were 90 days or more past due following a modification. No such loans defaulted in the three or nine months ended September 30, 2026.

Term Extension(a)
For the Three Months Ended September 30, 2025
Commercial and industrial	$405
Total loans that subsequently defaulted	$405

For the Nine Months Ended September 30, 2025
Commercial and industrial	423
Total loans that subsequently defaulted	$423
(a) Represents the sum of amortized cost and gross charge-off as of period end. Excludes loans that liquidated either through foreclosure, deed-in-lieu of foreclosure, or a short sale.
The following tables display an aging analysis of loans that were modified during the 12 months prior to September 30, 2026 and September 30, 2025, respectively, presented by classification and class of financing receivable.

As of September 30, 2026
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$—	$—	$—	$—	$3,649	$3,649
Commercial and industrial	82	—	—	82	8,942	9,024
Residential real estate	—	24	—	24	102	126
Home equity lines of credit	—	—	—	—	117	117
Consumer, indirect	—	—	—	—	10	10
Total loans modified(a)	$82	$24	$—	$106	$12,820	$12,926
(a) Represents the amortized cost basis as of period end.

As of September 30, 2025
(Dollars in thousands)	30-59 Days Delinquent	60-89 Days Delinquent	90+ Days Delinquent	Total Delinquent	Current	Total
Commercial real estate, other	$—	$—	$—	$—	$3,084	$3,084
Commercial and industrial	—	—	423	423	10,625	11,048
Residential real estate	—	—	—	—	188	188
Home equity lines of credit	47	—	—	47	92	139
Total loans modified(a)	$47	$—	$423	$470	$13,989	$14,459
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
Changes in the allowance for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025 are summarized below:

(Dollars in thousands)	Beginning Balance, June 30, 2026	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2026
Construction	$1,694	$186	$—	$—	$1,880
Commercial real estate, other	20,811	(549)	(688)	—	19,574
Commercial and industrial	20,824	1,426	(1,022)	143	21,371
Premium finance	1,569	(755)	(84)	7	737
Leases	14,366	1,483	(3,358)	809	13,300
Residential real estate	6,559	32	(26)	26	6,591
Home equity lines of credit	1,728	81	—	—	1,809
Consumer, indirect	8,306	1,146	(1,760)	470	8,162
Consumer, direct	2,139	324	(325)	24	2,162
Deposit account overdrafts	107	262	(317)	89	141
Total	$78,103	$3,636	$(7,580)	$1,568	$75,727
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, June 30, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2025
Construction	$1,347	$(95)	$—	$—	$1,252
Commercial real estate, other	17,144	1,198	(27)	1	18,316
Commercial and industrial	17,854	488	(472)	26	17,896
Premium finance	794	84	(105)	3	776
Leases	19,633	2,894	(4,930)	443	18,040
Residential real estate	6,113	266	(71)	40	6,348
Home equity lines of credit	1,814	93	(27)	—	1,880
Consumer, indirect	7,643	1,408	(1,607)	418	7,862
Consumer, direct	2,248	400	(290)	27	2,385
Deposit account overdrafts	91	276	(312)	54	109
Total	$74,681	$7,012	$(7,841)	$1,012	$74,864
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2025	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2026
Construction	$1,391	$489	$—	$—	$1,880
Commercial real estate, other	19,726	703	(855)	—	19,574
Commercial and industrial	18,804	3,896	(1,509)	180	21,371
Premium finance	749	161	(201)	28	737
Leases	16,475	7,031	(12,390)	2,184	13,300
Residential real estate	6,295	395	(260)	161	6,591
Home equity lines of credit	1,934	(73)	(64)	12	1,809
Consumer, indirect	7,706	4,179	(5,126)	1,403	8,162
Consumer, direct	2,485	339	(734)	72	2,162
Deposit account overdrafts	111	773	(966)	223	141
Total	$75,676	$17,893	$(22,105)	$4,263	$75,727
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.

(Dollars in thousands)	Beginning Balance, December 31, 2024	Provision for (Recovery of) Credit Losses (a)	Charge-offs	Recoveries	Ending Balance, September 30, 2025
Construction	$878	$374	$—	$—	$1,252
Commercial real estate, other	16,256	2,332	(277)	5	18,316
Commercial and industrial	13,283	5,972	(1,408)	49	17,896
Premium finance	662	371	(269)	12	776
Leases	12,893	19,881	(15,683)	949	18,040
Residential real estate	6,491	(69)	(213)	139	6,348
Home equity lines of credit	1,792	127	(39)	—	1,880
Consumer, indirect	8,576	3,375	(5,166)	1,077	7,862
Consumer, direct	2,396	469	(541)	61	2,385
Deposit account overdrafts	121	598	(834)	224	109
Total	$63,348	$33,430	$(24,430)	$2,516	$74,864
(a)Amount does not include the provision for the allowance for credit losses on unfunded commitments.
During the third quarter of 2026, Peoples recorded a total provision for credit losses on loans of $3.6 million, which was primarily driven by net charge-offs and was partially offset by a decrease in individually analyzed loans and updates to the prepayment, curtailment, and funding rates used within the current expected credit loss ("CECL") model. Net charge-offs for the third quarter of 2026 were $6.0 million, driven primarily by leases and indirect consumer loans. The decrease in the allowance for credit losses at September 30, 2026 when compared to at June 30, 2026, was driven by a decrease in individually analyzed loans and updates to the prepayment, curtailment, and funding rates.
During the third quarter of 2025, Peoples recorded a provision for credit losses of $7.0 million, which was driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. Net charge-offs for the third quarter of 2025 were $6.8 million, primarily driven by net charge-offs of leases in our NSL division.
Peoples had recorded allowances for unfunded commitments of $2.6 million and $2.5 million as of September 30, 2026 and as of December 31, 2025, respectively. The allowance for unfunded commitments (also referred to as "unfunded commitment liability") is presented in the “Accrued expenses and other liabilities” line of the Unaudited Consolidated Balance Sheets. The change in the allowance for unfunded commitments is also reflected in the "Provision for credit losses" line of the Unaudited Consolidated Statements of Operations.
Note 5 Goodwill and Other Intangible Assets

Goodwill
The following table details changes in the recorded amount of goodwill:

	For the Nine Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2026	December 31, 2025
Goodwill, beginning of period	$363,199	$363,199
Goodwill recorded from acquisitions	—	—
Goodwill, end of period	$363,199	$363,199
Other Intangible Assets
Other intangible assets were comprised of the following at September 30, 2026, and at December 31, 2025:

(Dollars in thousands)	Core Deposits	Customer Relationships	Indefinite-Lived Trade Names	Total
September 30, 2026
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(38,955)	(32,124)	—	(71,079)
Total acquisition-related intangibles	$15,231	$6,346	$2,491	$24,068
Servicing rights				1,034
Non-compete agreements				4
Total other intangibles				$25,106
December 31, 2025
Gross intangibles	$54,186	$38,470	$2,491	$95,147
Accumulated amortization	(36,154)	(29,846)	—	(66,000)
Total acquisition-related intangibles	$18,032	$8,624	$2,491	$29,147
Servicing rights				957
Non-compete agreements				16
Total other intangibles				$30,120
The following table details estimated aggregate future amortization of other intangible assets at September 30, 2026:

(Dollars in thousands)	Core Deposits	Customer Relationships	Non-Compete Agreements	Total
Remaining three months of 2026	$934	$759	$4	$1,697
2027	3,043	2,188	—	5,231
2028	2,608	1,462	—	4,070
2029	2,359	971	—	3,330
2030	2,189	514	—	2,703
Thereafter	4,098	452	—	4,550
Total	$15,231	$6,346	$4	$21,581
The weighted average amortization period of other intangible assets is 6.2 years.
Note 6 Deposits

Peoples’ deposit balances were comprised of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Retail certificates of deposit ("CDs"):
$100 or more	$1,046,668	$1,143,787
Less than $100	784,997	840,004
Total Retail CDs	1,831,665	1,983,791
Interest-bearing deposit accounts	1,146,769	1,092,252
Money market deposit accounts	1,041,921	945,313
Savings accounts	913,816	887,402
Governmental deposit accounts	755,584	739,939
Brokered deposits	192,155	510,458
Total interest-bearing deposits	5,881,910	6,159,155
Non-interest-bearing deposits	1,560,184	1,545,428
Total deposits	$7,442,094	$7,704,583
Uninsured deposits were $2.0 billion at both September 30, 2026 and at December 31, 2025. Uninsured deposit amounts are estimated based on the portion of the respective customer account balances that exceeded the FDIC limit of $250,000. Peoples pledges investment securities against certain governmental deposit accounts, which covered $574.8 million and $615.6 million of the uninsured deposit balances at September 30, 2026 and at December 31, 2025, respectively.
Uninsured time deposits are broken out below by time remaining until maturity. The amounts presented do not consider the insured portion of the deposits.

(Dollars in thousands)	September 30, 2026	December 31, 2025
3 months or less	$144,786	$152,991
Over 3 to 6 months	111,151	170,299
Over 6 to 12 months	127,170	83,387
Over 12 months	12,747	35,897
Total	$395,854	$442,574

The contractual maturities of CDs for each of the next five years, including the remainder of 2026, and thereafter are as follows:

(Dollars in thousands)	Retail	Brokered	Total
Remaining three months ending December 31, 2026	$616,977	$35,168	$652,145
Year ending December 31, 2027	1,179,618	87,128	1,266,746
Year ending December 31, 2028	25,227	23,956	49,183
Year ending December 31, 2029	5,023	45,833	50,856
Year ending December 31, 2030	3,054	—	3,054
Thereafter	1,766	—	1,766
Total CDs	$1,831,665	$192,085	$2,023,750
At September 30, 2026, Peoples had four effective interest rate swaps, with an aggregate notional value of $35.0 million, all of which hedge interest payments on brokered CDs. The brokered CDs are expected to be extended every 90 days through the maturity dates of the swaps. Additional information regarding Peoples' interest rate swaps can be found in "Note 10 Derivative Financial Instruments."
Note 7 Stockholders’ Equity

The following table details the progression in Peoples’ common shares issued and treasury stock during the nine months ended September 30, 2026:

	Common Shares	Treasury Stock
Shares at December 31, 2025	36,836,943	1,215,120
Changes related to stock-based compensation awards:
Restricted shares	—	(184,126)
Grant of unrestricted shares	—	(1,700)
Purchase of treasury stock	—	8,442
Disbursed out of treasury stock	—	(10,545)
Shares issued under dividend reinvestment plan	31,652	—
Shares issued under compensation plan for Boards of Directors	—	(10,980)
Shares issued under employee stock purchase plan	—	(19,739)
Shares at September 30, 2026	36,868,595	996,472
On January 28, 2021, Peoples' Board of Directors approved a share repurchase program authorizing Peoples to purchase up to an aggregate of $30.0 million of Peoples' outstanding common shares. As of September 30, 2026, Peoples had repurchased an aggregate of 501,999 common shares totaling $14.2 million under the share repurchase program. During the first nine months of 2026, there were no purchases under the share repurchase program.
Under Peoples' Amended Articles of Incorporation, Peoples is authorized to issue up to 50,000 preferred shares, in one or more series, having such voting powers, designations, preferences, rights, qualifications, limitations and restrictions as designated by Peoples' Board of Directors. At September 30, 2026, Peoples had no preferred shares issued or outstanding.
The following table details the cash dividends declared per common share during 2026 and the comparable periods of 2025:

	2026	2025
First quarter	$0.41	$0.40
Second quarter	0.42	0.41
Third quarter	0.42	0.41
Total dividends declared	$1.25	$1.22
On October 19, 2026, Peoples' Board of Directors declared a quarterly cash dividend of $0.42 per common share, payable on November 16, 2026, to shareholders of record on November 2, 2026.

Accumulated Other Comprehensive (Loss) Income
The following table details the change in the components of Peoples’ accumulated other comprehensive (loss) income during the nine months ended September 30, 2026, as related items impact the income statement:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2025	$(71,019)	$391	$(70,628)
Amounts reclassified from AOCI, net of income taxes	9,771	—	9,771
Other comprehensive income (loss), net of reclassifications and tax	(38,531)	3	(38,528)
Balance, September 30, 2026	$(99,779)	$394	$(99,385)
Note 8 Employee Benefit Plans

Peoples maintains a retirement savings plan, or 401(k) plan, which covers substantially all employees. The plan provides participants with the opportunity to save for retirement on a tax-deferred basis or through Roth contributions. Since January 1, 2021, Peoples matches 100% of participants’ contributions up to 6% of the participants’ compensation. Matching contributions made by Peoples totaled $4.7 million during both the nine months ended September 30, 2026 and September 30, 2025.
Note 9 Earnings Per Common Share

The calculations of basic and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per common share data)	2026	2025	2026	2025
Net income available to common shareholders	$32,606	$29,476	$89,565	$75,024
Less: Dividends paid on unvested common shares	211	208	623	628
Less: Undistributed income allocated to unvested common shares	88	46	223	100
Net earnings allocated to common shareholders	$32,307	$29,222	$88,719	$74,296

Weighted-average common shares outstanding	35,197,746	35,003,054	35,160,300	34,957,341
Effect of potentially dilutive common shares	464,688	395,755	413,759	370,475
Total weighted-average diluted common shares outstanding	35,662,434	35,398,809	35,574,059	35,327,816

Earnings per common share:
Basic	$0.92	$0.83	$2.52	$2.13
Diluted	$0.91	$0.83	$2.49	$2.10
Anti-dilutive common shares excluded from calculation:
Restricted common shares	—	17,634	953	17,634

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
Cash Flow Hedges of Interest Rate Risk
Peoples' objectives in using interest rate derivative financial instruments are to add stability to interest income and expense, and to manage its exposure to interest rate movements. To accomplish these objectives, Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. At September 30, 2026, Peoples had entered into four interest rate swap contracts with an aggregate notional value of $35.0 million. Peoples will pay a fixed rate of interest for up to two years while receiving a floating rate component of interest equal to the term SOFR. The interest received on the floating rate component is intended to offset the interest paid on rolling three-month brokered CDs or FHLB advances, which will continue to be rolled through the life of the interest rate swaps. At September 30, 2026 and December 31, 2025, the interest rate swaps were designated as cash flow hedges of $35.0 and $45.0 million, respectively, of brokered CDs, which are expected to be extended every 90 days through the maturity dates of the interest rate swaps.
For derivative financial instruments designated as cash flow hedges and deemed highly effective, all changes in the fair value of each derivative financial instrument is reported in accumulated other comprehensive (loss) income ("AOCI") (outside of earnings), net of tax, and are reclassified to interest expense as interest payments are made or received on Peoples' variable-rate liabilities. Peoples assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the hedging derivative financial instrument with the changes in cash flows of the designated hedged transaction. The reset dates and the payment dates on the brokered CDs or FHLB advances are matched to the reset dates and payment dates on the receipt of the term SOFR of the swaps to ensure effectiveness of the cash flow hedge. For the nine months ended September 30, 2026, and 2025, Peoples recorded reclassifications of gains to earnings of $0.4 million and $1.0 million, respectively. During the next 12 months, Peoples estimates that $0.2 million of AOCI will be reclassified as an addition to interest expense.
The following table summarizes information about the interest rate swaps designated as cash flow hedges:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amount	$35,000	$45,000
Weighted average pay rates	2.70%	2.52%
Weighted average receive rates	4.40%	3.73%
Weighted average maturity	0.8 years	1.3 years
Pre-tax changes in fair value included in AOCI	$515	$512

The following table presents changes in fair value and amounts reclassified from AOCI related to cash flow hedges and recorded in AOCI and in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Amount of gains (losses) recorded in AOCI, pre-tax	$28	$(194)	$4	$(1,196)
The following table reflects the cash flow hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to debt	$35,000	$510	$45,000	$501
Non-Designated Hedges
Peoples Bank maintains an interest rate protection program for commercial loan customers, which was established in 2010. Under this program, Peoples Bank originates variable rate loans with interest rate swaps, where the customer enters into an interest rate swap with Peoples Bank on terms that match the terms of the loan. By entering into the interest rate swap with the customer, Peoples Bank effectively provides the customer with a fixed rate loan while creating a variable rate asset for Peoples Bank. Peoples Bank offsets its exposure in the interest rate swap by entering into an offsetting interest rate swap with an unaffiliated institution. These interest rate swaps do not qualify as designated hedges; therefore, each interest rate swap is accounted for as a standalone derivative financial instrument. These interest rate swaps did not have a material impact on Peoples' results of operations or financial condition at or for the three and nine months ended September 30, 2026, or at or for the year ended December 31, 2025.
The following table reflects the non-designated hedges, which are included in the Unaudited Consolidated Balance Sheets at fair value:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in "Other assets":
Interest rate swaps related to commercial loans	$556,861	$21,172	$548,785	$13,907
Netting Adjustments (a)		(77)		(4,700)
Net Derivative Assets on the Balance Sheet	$556,861	$21,095	$548,785	$9,207
Included in "Accrued expenses and other liabilities":
Interest rate swaps related to commercial loans	$556,861	$21,121	$548,785	$11,548
Netting Adjustments (a)		(1)		(2,273)
Net Derivatives Liabilities on the Balance Sheet	$556,861	$21,120	$548,785	$9,275
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

Pledged Collateral
Peoples Bank pledges or receives collateral for all interest rate swaps. When the fair value of Peoples Bank's interest rate swaps is in a net liability position, Peoples Bank must pledge collateral, and, when the fair value of Peoples Bank's interest rate swaps is in a net asset position, the respective counterparties must pledge collateral. At September 30, 2026, Peoples Bank had $4.2 million of cash pledged, while counterparties had $13.0 million of cash pledged. Peoples Bank had $4.2 million of cash pledged and counterparties had $2.1 million of cash pledged at December 31, 2025. Peoples Bank and the counterparties had no pledged investment securities at September 30, 2026 or at December 31, 2025.

Note 11 Stock-Based Compensation

Under the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan (the "2006 Equity Plan"), Peoples may grant, among other awards, nonqualified stock options, incentive stock options, restricted common share awards, stock appreciation rights, performance units and unrestricted common share awards to employees and non-employee directors. The total number of common shares available under the 2006 Equity Plan was 1,493,297 at September 30, 2026. Since February 2009, Peoples has granted restricted common shares to employees, and periodically to non-employee directors, subject to the terms and conditions prescribed by the 2006 Equity Plan. In general, common shares issued in connection with stock-based awards are issued from treasury shares to the extent available. If no treasury shares are available, common shares are issued from authorized but unissued common shares.
Restricted Common Shares
 Under the 2006 Equity Plan, Peoples may award restricted common shares to officers, key employees and non-employee directors. In general, the restrictions on the restricted common shares awarded to officers and key employees expire after periods ranging from one to five years. Since 2018, common shares awarded to non-employee directors have vested immediately upon grant with no restrictions. In the first nine months of 2026, Peoples granted an aggregate of 231,346 restricted common shares subject to performance-based vesting to officers and key employees with restrictions that will lapse three years after the grant date; provided that in order for the restricted common shares to vest in full, Peoples must have reported positive net income and maintained a well-capitalized status by regulatory standards for each of the three fiscal years preceding the vesting date. Awards issued in the first quarter of 2026 feature both time-based and performance-based award components, with the performance-based awards tied to Peoples' return on tangible common equity and total shareholder return performance over a three-year period relative to the results of other banks. There were no similar awards issued in the third quarter of 2026.
The following table summarizes the changes to Peoples’ unvested restricted common shares for the nine months ended September 30, 2026:

	Time-Based Vesting		Performance-Based Vesting
	Number of Common Shares	Weighted-Average Grant Date Fair Value	Number of Common Shares	Weighted-Average Grant Date Fair Value
January 1, 2026	127,672	$28.49	555,561	$30.08
Awarded	78,939	33.57	231,346	33.70
Released	(16,395)	27.79	(161,975)	30.30
Forfeited	(8,274)	32.10	(9,352)	31.02
September 30, 2026	181,942	$30.59	615,580	$31.36
The intrinsic value for restricted common shares released was $6.1 million and $6.0 million for the nine months ended September 30, 2026, and September 30, 2025, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Employee stock-based compensation expense:
Stock grant expense	$1,917	$1,163	$5,283	$5,051
Employee stock purchase plan expense	37	35	106	106
Total employee stock-based compensation expense	1,954	1,198	$5,389	$5,157
Non-employee director stock-based compensation expense	131	131	$393	$378
Total stock-based compensation expense	2,085	1,329	$5,782	$5,535
Recognized tax benefit	(480)	(310)	(1,331)	(1,291)
Net stock-based compensation expense	$1,605	$1,019	$4,451	$4,244
The fair value of restricted common share awards on the grant date is the market price of Peoples' common shares on that date. Total unrecognized stock-based compensation expense related to unvested restricted common share awards was $8.9 million at September 30, 2026, which will be recognized over a weighted-average period of 2.1 years.

Note 12 Revenue

The following table details Peoples' revenue from contracts with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Insurance income:
Commission and fees from sale of insurance policies (a)	$4,222	$4,384	$12,911	$13,346
Performance-based commissions (b)	—	85	1,222	1,726
Trust and investment income:
Fiduciary income (a)	3,397	2,974	9,856	8,931
Brokerage income (a)	2,779	2,440	7,911	6,825
Electronic banking income:
Interchange income (b)	5,520	5,392	15,891	15,348
Promotional and usage income (a)	1,129	1,146	3,228	3,347
Deposit account service charges:
Ongoing maintenance fees for deposit accounts (a)	1,890	1,747	5,699	5,061
Transaction-based fees (b)	2,789	2,527	7,735	7,287
Commercial loan swap fees (b)	405	381	912	1,652
Other non-interest income transaction-based fees (b)	531	452	1,704	1,241
Total revenue from contracts with customers	$22,662	$21,528	$67,069	$64,764
Timing of revenue recognition:
Services transferred over time	$13,417	$12,691	$39,605	$37,510
Services transferred at a point in time	9,245	8,837	27,464	27,254
Total revenue from contracts with customers	$22,662	$21,528	$67,069	$64,764
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
The following table details the changes in Peoples' contract assets and contract liabilities for the nine-month period ended September 30, 2026:

	Contract Assets	Contract Liabilities
(Dollars in thousands)
Balance, January 1, 2026	$972	$5,848
Additional income receivable	157	—
Additional deferred income	—	10,995
Receipt of income previously receivable	(119)	—
Recognition of income previously deferred	—	(11,065)
Balance, September 30, 2026	$1,010	$5,778

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

The table below details Peoples' lease income:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and fees on leases (a)	$8,004	$9,520	$24,762	$30,005
Lease income	5,696	3,643	15,254	11,322
Total lease income	$13,700	$13,163	$40,016	$41,327
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

The following table summarizes the net investment in leases, which is included in "Loans and leases, net of deferred fees and costs" on the Unaudited Consolidated Balance Sheets:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Lease payments receivable, at amortized cost	$361,668	$393,089
Estimated residual values	31,286	33,125
Initial direct costs	4,685	5,535
Deferred revenue	(55,296)	(66,100)
Net investment in leases	342,343	365,649
Allowance for credit losses - leases	(13,300)	(16,475)
Net investment in leases, after allowance for credit losses	$329,043	$349,174
The following table summarizes the contractual maturities of leases:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2026	$56,836
Year ending December 31, 2027	65,126
Year ending December 31, 2028	69,860
Year ending December 31, 2029	63,147
Year ending December 31, 2030	69,824
Thereafter	36,875
Lease payments receivable, at amortized cost	$361,668
Lessee Arrangements
Peoples leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods generally ranging from two to 30 years. Certain leases may include options to extend or terminate the lease. Only those renewal and termination options which Peoples is reasonably certain of exercising are included in the calculation of the lease liability. Certain leases contain rent escalation clauses calling for rent increases over the term of the lease, which are included in the calculation of the lease liability. At September 30, 2026, Peoples did not have any leases that met the criteria for finance leases. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement or the remeasurement date of a lease based on the present value of lease payments over the remaining lease term. Operating lease ROU assets include lease payments made at or before the commencement date and initial indirect costs. Operating lease ROU assets are presented net of any lease incentives. Short-term leases of certain facilities and equipment, with lease terms of 12 months or less, are recognized on a straight-line basis over the lease term and do not have an ROU asset or lease liability.
The table below details Peoples' lease expense, which is included in "Net occupancy and equipment expense" in the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease expense	$629	$650	$1,882	$1,968
Short-term lease expense	359	335	1,114	1,114
Variable lease expense	16	11	51	29
Total lease expense	$1,004	$996	$3,047	$3,111
Peoples utilizes the Company's incremental borrowing rate to determine the present value of lease payments for each lease, as the lease agreements do not provide an implicit rate. The estimated incremental borrowing rate reflects a secured rate and is based on the term of the lease.

The following table details the ROU assets, the lease liabilities and other information related to Peoples' operating leases at the dates shown:

(Dollars in thousands)	September 30, 2026	December 31, 2025
ROU assets:
Other assets	$7,894	$9,340
Lease liabilities:
Accrued expenses and other liabilities	$8,460	$9,912
Other information:
Weighted-average remaining lease term	8.7 years	8.7 years
Weighted-average discount rate	4.17%	4.16%
Additions for ROU assets obtained during the year	$153	$1,333
During the three months ended September 30, 2026 and 2025, Peoples paid cash of $0.6 million and $0.6 million for operating leases, respectively. During the nine months ended September 30, 2026 and 2025, Peoples paid cash of $1.9 million and $1.9 million for operating leases, respectively.
The following table summarizes the maturity of remaining lease liabilities:

(Dollars in thousands)	Balance
Remaining three months ending December 31, 2026	$620
Year ending December 31, 2027	$2,208
Year ending December 31, 2028	$1,625
Year ending December 31, 2029	$1,173
Year ending December 31, 2030	$671
Thereafter	$3,937
Total undiscounted lease payments	$10,234
Imputed interest	$(1,774)
Total lease liabilities	$8,460

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Peoples at and for the three and nine months ended September 30, 2026 and September 30, 2025. This MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto.
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
(3)the success, impact, and timing of the implementation of Peoples' business strategies and Peoples' ability to manage strategic initiatives, including the interest rate policies of the Federal Reserve Board, the completion and successful integration of acquisitions, including the pending merger with Citizens (the "Citizens merger") and Capital Bancorp, Inc (the "Capital merger"), and the expansion of commercial and consumer lending activities;
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
(7)current and future local, regional, national and international economic conditions (including the impact of persistent inflation, supply chain issues or labor shortages, supply-demand imbalances affecting local real estate prices, high unemployment rates in the local or regional economies in which Peoples operates and/or the U.S. economy generally, a future U.S. government shutdown, an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, potential or imposed tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars and other changes in trade regulations, changes in the relationship of the U.S. and U.S. global trading partners), and changes in the federal, state, and local governmental policy and the impact these conditions may have on Peoples, Peoples' customers and Peoples' counterparties, and Peoples' assessment of the impact, which may be different than anticipated;
(8)Peoples may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to Peoples' current shareholders;
(9)changes in prepayment speeds, loan originations, levels of nonperforming assets, delinquent loans, charge-offs, and customer and other counterparties' performance and credit worthiness generally, which may be less favorable than expected in light of recent inflationary pressures and continued elevated interest rates, and may adversely impact the amount of interest income generated;
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
(25)the impact on Peoples' businesses, as well as on the risks described above, of various domestic or international widespread natural or other disasters (including severe weather events), pandemics, cybersecurity attacks, system failures, civil unrest, military or terrorist activities or international conflicts, including Russia’s ongoing war on Ukraine and the conflicts in Iran (and the resulting disruptions in oil, energy, and other commodity markets and supply chains);
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
(30)Peoples' ability to integrate the pending Citizens merger and/or the pending Capital merger, which may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

(31)the failure to obtain necessary regulatory approvals in connection with the Capital merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction) and the possibility that the proposed Capital merger does not close when expected or at all because of the failure to obtain required regulatory approvals, shareholder approvals, or other approvals or because the other conditions to closing are not received or satisfied on a timely basis or at all;
(32)the possibility that the anticipated benefits of the proposed Citizens merger and Capital merger, including expected revenue synergies and cost savings, will not be realized or will not be realized within expected time periods;
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
(36)the impact on Peoples of increased political and regulatory scrutiny of corporate environmental, social and governance ("ESG") practices;
(37)the effect of a fall in stock market prices on Peoples' asset and wealth management business;
(38)the risk that energy tax credits purchased and used by Peoples to reduce tax liabilities will be disallowed by the Internal Revenue Service; and
(39)other risk factors relating to the banking industry or Peoples as detailed from time to time in Peoples' reports filed with the Securities and Exchange Commission (the "SEC"), including those risk factors included in the disclosures under the heading "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2025 Form 10-K, as supplemented by the disclosures under the heading "ITEM 1A. RISK FACTORS" of Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and under the heading "ITEM 1A. RISK FACTORS" of Part II of this Form 10-Q.
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
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and Notes to the Consolidated Financial Statements, contained in Peoples’ 2025 Form 10-K, as well as the Unaudited Condensed Consolidated Financial Statements, Notes to the Unaudited Condensed Consolidated Financial Statements, ratios, statistics and discussions contained elsewhere in this Form 10-Q.
Business Overview
The following discussion and analysis of Peoples’ Unaudited Condensed Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial condition and results of operations.
Peoples is a diversified financial services holding company that makes available a complete line of banking, trust and investment, insurance, premium financing and equipment leasing solutions through its subsidiaries. Peoples' business activities are currently limited to one reporting unit and reportable operating segment, which is community banking. Peoples provides services through traditional offices, automated teller machines ("ATMs"), interactive teller machines ("ITMs"), mobile banking, telephone and internet-based banking. Peoples offers a complete array of insurance products through Peoples Insurance, a subsidiary of Peoples Bank. Brokerage services are offered by Peoples exclusively through an unaffiliated registered broker-dealer located at Peoples Bank's offices. Peoples Bank offers insurance premium finance lending nationwide through its Peoples Premium Finance and Peoples Life Premium Finance divisions. Peoples also offers lease financing through its North Star Leasing division and through Vantage, a subsidiary of Peoples Bank. As of September 30, 2026, Peoples had 144 locations, including 127 full-service bank branches in Ohio, Kentucky, West Virginia, Virginia, Washington D.C. and Maryland. Peoples Bank is subject to regulation and examination primarily by the Ohio Division of Financial Institutions (the "ODFI"), the FRB of Cleveland and the FDIC. Peoples Bank must also follow the regulations promulgated by the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. Peoples Insurance is subject to regulation by the Ohio Department of Insurance and the state insurance regulatory agencies of those states in which Peoples Insurance may do business.
Critical Accounting Policies
The accounting and reporting policies of Peoples conform to US GAAP. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements describes Peoples' significant accounting policies. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to understanding Peoples’ Unaudited Condensed Consolidated Financial Statements, and this MD&A at September 30, 2026, which have been disclosed in Peoples' 2025 Form 10-K and updated as necessary in "Note 1 Summary of Significant Accounting Policies" in the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Form 10-Q. This MD&A should be read in conjunction with those accounting policies.
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
◦On April 21, 2026, Peoples announced the signing of a definitive agreement and plan of merger pursuant to which Peoples will acquire Citizens National Corporation ("Citizens"), a bank holding company headquartered in Paintsville, Kentucky, and the parent company of Citizens Bank of Kentucky, Inc. ("Citizens Bank"), in a cash and stock transaction. Under the terms of the agreement and plan of merger, Citizens will merge with and into Peoples, and Citizens Bank will subsequently merge with and into Peoples Bank, which at announcement the transaction was valued at approximately $76.6 million. Both shareholder and regulatory approvals have been received for the Citizens merger, and the merger is expected to close on or about October 30, 2026.
◦On September 30, 2026, Peoples announced the signing of a definitive agreement and plan of merger pursuant to which Peoples will acquire Capital Bancorp, Inc. ("Capital"), a bank holding company headquartered in Rockville, Maryland, and the parent company of Capital Bank, N.A., in an all stock transaction. Under the terms of the merger agreement, Capital will merge with and into Peoples, and Capital Bank, N.A. will subsequently merge with and into Peoples Bank, which at announcement the transaction was valued at approximately $728.1 million.
◦For the third quarter of 2026, Peoples recorded a provision for credit losses of $3.6 million, compared to a provision for credit losses of $4.7 million for the linked quarter and a provision for credit losses of $7.3 million for the third quarter of 2025. The provision for credit losses for the third quarter of 2026 was driven by net charge-offs, partially offset by a decrease in reserves for individually analyzed loans and leases and updates to prepayment, curtailment, and funding rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and an increase in reserves for individually analyzed loans and leases, partially offset by a reduction of balances within loan segments with higher loss rates. The provision for the third quarter of 2025 was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. For more information, please refer to the section titled "RESULTS OF OPERATIONS - Provision for Credit Losses" found later in this MD&A.
◦To combat the effects of ongoing inflationary pressures, the Federal Reserve Board increased the Federal Funds Target Rate range to 0.25% to 0.50% beginning on March 16, 2022, and continued to raise rates up to 5.25% to 5.50% on July 27, 2023. This rate remained unchanged until the latter half of 2024, where multiple rate cuts reduced the rate down to 4.25% to 4.50%.

The Federal Reserve Board cut interest rates three times during 2025, further reducing the rate to 3.50% to 3.75%. On September 16, 2026 the Federal Reserve Board increased rates to a range of 3.75% to 4.00%. The Federal Reserve Board will remain data dependent on future rate changes.
The impact of these transactions and events, where material, is discussed in the applicable sections of this MD&A.
EXECUTIVE SUMMARY
Peoples reported net income of $32.6 million for the third quarter of 2026, representing earnings per diluted common share of $0.91. In comparison, Peoples reported net income of $28.0 million, representing earnings per diluted common share of $0.78, for the second quarter of 2026, and net income of $29.5 million, representing earnings per diluted common share of $0.83, for the third quarter of 2025. Non-core items, which include one-time losses and acquisition-related expenses, negatively impacted earnings per diluted common share by $0.13 for the third quarter of 2026, $0.18 for the second quarter of 2026, and $0.07 for the third quarter of 2025. For the nine months ended September 30, 2026, Peoples recorded net income of $89.6 million, or $2.49 per diluted common share, compared to $75.0 million, or $2.10 per diluted common share, for the nine months ended September 30, 2025. Non-core items, which include one-time losses and acquisition-related expenses, negatively impacted earnings per diluted common share by $0.35 for the nine months ended September 30, 2026, compared to $0.08 for the nine months ended September 30, 2025.
Net interest income was $93.8 million for the third quarter of 2026, an increase of $1.1 million when compared to the linked quarter. Net interest margin was 4.31% for the third quarter of 2026, compared to 4.23% for the linked quarter. The increase in net interest income was driven by higher loan income, while the increase in net interest margin was driven by higher investment and loan yields. Net interest income for the third quarter of 2026 increased $2.5 million, or 3%, compared to the third quarter of 2025. Net interest margin for the third quarter of 2026 increased 15 basis points compared to 4.16% for the third quarter of 2025. The increases in net interest income and net interest margin were primarily driven by lower deposit and borrowing costs compared to the third quarter of 2025. For the first nine months of 2026, net interest income increased $12.8 million compared to the same period of 2025, while net interest margin increased 8 basis points to 4.23%. The increases in net interest income and net interest margin were driven by lower deposit costs compared to the first nine months of 2025.
Accretion income, net of amortization expense, was $1.0 million for the third quarter of 2026, $1.1 million for the second quarter of 2026 and $1.7 million for the third quarter of 2025, which added 4 basis points, 5 basis points and 8 basis points, respectively, to net interest margin. The decrease in accretion income for the third quarter of 2026 when compared to the linked quarter and the third quarter of 2025 was driven by less accretion income in 2026 associated with the Limestone Bancorp Inc. merger that closed in 2023 (the "Limestone Merger"). Accretion income, net of amortization expense, was $3.4 million and $7.8 million for the first nine months of 2026 and 2025, respectively. Accretion income added 5 basis points and 12 basis points to net interest margin for the first nine months of 2026 and 2025, respectively. The decrease in accretion income for the first nine months of 2026 compared to the same period in 2025 was due to less accretion income in 2026 from the Limestone Merger.
The provision for credit losses was $3.6 million for the third quarter of 2026, compared to a provision for credit losses of $4.7 million for the linked quarter and a provision for credit losses of $7.3 million for the third quarter of 2025. The provision for credit losses for the third quarter of 2026 was driven by net charge-offs, partially offset by a decrease in reserves for individually analyzed loans and leases and updates to prepayment, curtailment, and funding rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and an increase in reserves for individually analyzed loans and leases, partially offset by a reduction in balances of loan segments with higher loss rates. The provision for credit losses for the third quarter of 2025 was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases. Net charge-offs for the third quarter of 2026 were $6.0 million, or 0.35% of average total loans annualized, compared to net charge-offs of $5.2 million, or 0.31% of average total loans annualized, for the linked quarter and net charge-offs of $6.8 million, or 0.41% of average total loans annualized, for the third quarter of 2025. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
The provision for credit losses for the first nine months of 2026 was $18.0 million, compared to a provision for credit losses of $34.1 million for the first nine months of 2025. The provision for credit losses during the first nine months of 2026 was mainly a result of net charge-offs and a deterioration of macroeconomic conditions used within the CECL model, partially offset by updates to prepayment, curtailment, and funding rates and a reduction in balances of loans within higher loss rate segments. The provision for credit losses for the first nine months of 2025 was mainly a result of (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) deterioration in the economic forecasts used within the CECL model, and (v) loan growth. Net charge-offs for the first nine months of 2026 were $17.8 million, or 0.35% of average total loans and leases annualized, compared to net charge-offs of $21.9 million, or 0.45% annualized, for the first nine months of 2025. For additional information on credit trends and the allowance for credit losses, see the "FINANCIAL CONDITION - Allowance for Credit Losses" section below.
Net gains and losses include gains and losses on investment securities, asset disposals and other transactions, which are included in total non-interest income on the Consolidated Statements of Operations. The net loss realized during the third quarter of 2026 was

$4.8 million, compared to a net loss of $8.6 million for the linked quarter and a net loss of $3.1 million for the third quarter of 2025. The net loss for the third quarter of 2026 was driven by the sale of $58.5 million of available-for-sale securities at a net loss of $4.5 million. The net losses for the second quarter of 2026 was driven by the sale of $135.2 million of available-for-sale securities at a net loss of $8.2 million. The sales of available-for-sale securities in both the third and second quarters of 2026 were driven by Peoples managing its balance sheet under $10 billion in assets ahead of the pending Citizens merger. The net loss for the third quarter of 2025 was due to a $2.7 million loss on the sale of lower-yielding available-for-sale securities. For the nine months ended September 30, 2026, the total net loss was $13.9 million, compared to a net loss of $3.7 million for the same period in 2025. The net loss for the first nine months of 2026 was primarily driven by the aforementioned sale and investment portfolio restructure in the third and second quarters. The net loss recognized in the first nine months of 2025 was primarily driven by the aforementioned sale of available-for-sale investment securities.
Total non-interest income, excluding net gains and losses, for the third quarter of 2026 increased $1.5 million compared to the linked quarter. The increase in non-interest income, excluding net gains and losses, was primarily impacted by increases of $0.7 million in lease income, driven by an increase in gains on terminated leases, $0.2 million in other non-interest income, driven by swap fee income, $0.2 million in deposit account service charges, and $0.2 million in trust and investment income, driven by higher assets under administration and management. Compared to the third quarter of 2025, total non-interest income, excluding net gains and losses, increased $3.6 million, due to increases of $2.1 million in lease income, driven by higher operating lease income and gains on terminated leases, $0.8 million in trust and investment income, driven by an increase in assets under administration and management, $0.4 million in deposit account service charges, and $0.3 million in mortgage banking income, partially offset by a decrease of $0.2 million in insurance income.
For the first nine months of 2026, total non-interest income, excluding gains and losses, increased $6.6 million, or 8%, compared to the first nine months of 2025. The increase was primarily due to increases of $3.9 million in lease income, driven by operating lease income, $2.0 million in trust and investment income, driven by an increase in assets under administration and management, $1.1 million in deposit account service charges, and $0.7 million in mortgage banking income, partially offset by decreases of $0.9 million in both insurance income and other non-interest income, driven by lower swap fee income.
Total non-interest expense increased $1.8 million for the three months ended September 30, 2026, compared to the linked quarter. The increase in total non-interest expense was primarily due to increases of $0.7 million in professional fees, driven by acquisition-related expenses, $0.5 million in salaries and employee benefits costs, driven by higher sales-based incentives, $0.4 million in marketing expense, due to a vendor credit received in the second quarter of 2026, and $0.2 million in operating lease expense, which were partially offset with a decrease of $0.1 million in travel and entertainment expense, driven by timing of travel.
Compared to the third quarter of 2025, total non-interest expense increased $4.6 million, or 7%. The increase in total non-interest expense was primarily driven by increases of $1.9 million in professional fees, driven by acquisition-related expenses, $1.9 million in salaries and benefit costs due to annual merit increases coupled with higher sales levels and overall company performance measures used in calculating incentive awards, $1.0 million in operating lease expense, and $0.5 million in data processing and software expense due to costs associated with recent technology projects, partially offset by a decrease of $0.5 million in amortization of other intangible assets, driven by decreases in amortization on core deposits and customer relationship intangibles.
For the nine months ended September 30, 2026, total non-interest expense increased $7.9 million, or 4%, compared to the first nine months of 2025. This increase was primarily driven by increases of $3.0 million in salaries and employee benefit costs due to annual merit increases and an increase in sales incentives, $2.5 million in operating lease expense, driven by the increase in operating lease volume, $2.0 million in professional fees, driven by acquisition-related expenses, and $1.6 million in data processing and software expenses, driven by recent technology projects, partially offset by a decrease of $1.5 million in amortization of other intangible assets, due to decreases in amortization on core deposits and customer relationship intangibles.
The table below summarizes the amount of acquisition-related expenses for each line item that is a component of non-interest expense. Acquisition-related expenses are considered a non-core non-interest expense by Peoples. This information is used by Peoples to provide information useful to investors in understanding Peoples' operating performance and trends.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2026	2026	2025	2026	2025
Non-interest expense:
Salaries and employee benefit costs	$40,560	$40,012	$38,698	$120,407	$117,412
Data processing and software expense	7,890	7,850	7,356	23,276	21,717
Net occupancy and equipment expense	5,806	5,765	5,896	17,795	17,198
Professional fees	4,743	4,018	2,798	11,514	9,495
Electronic banking expense	2,337	2,225	2,161	6,643	6,204
Operating lease expense	2,010	1,797	1,039	5,611	3,077
Amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
Other loan expenses	1,309	1,278	1,385	3,710	3,717
FDIC insurance premiums	1,260	1,370	1,284	4,040	3,786
Marketing expense	1,004	604	1,001	2,494	2,622
Franchise tax expense	956	972	916	2,932	2,523
Communication expense	598	605	664	1,792	2,110
Travel and entertainment expense	595	726	796	1,904	2,009
Other non-interest expense	3,775	3,840	3,689	11,725	12,538
Total non-interest expense	74,540	72,759	69,894	218,934	211,043
Acquisition-related non-interest expense:
Professional fees	1,442	338	—	1,795	—
Marketing expense	32	52	—	84	—
Travel and entertainment expense	22	10	—	32	—
Other non-interest expense	2	10	—	12	—
Net occupancy and equipment expense	—	—	—	1	—
Total acquisition-related non-interest expense	1,498	410	—	1,924	—
Non-interest expense excluding acquisition-related expense:
Salaries and employee benefit costs	40,560	40,012	38,698	120,407	117,412
Data processing and software expense	7,890	7,850	7,356	23,276	21,717
Net occupancy and equipment expense	5,806	5,765	5,896	17,794	17,198
Professional fees	3,301	3,680	2,798	9,719	9,495
Electronic banking expense	2,337	2,225	2,161	6,643	6,204
Operating lease expense	2,010	1,797	1,039	5,611	3,077
Amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
Other loan expenses	1,309	1,278	1,385	3,710	3,717
FDIC insurance premiums	1,260	1,370	1,284	4,040	3,786
Marketing expense	972	552	1,001	2,410	2,622
Franchise tax expense	956	972	916	2,932	2,523
Communication expense	598	605	664	1,792	2,110
Travel and entertainment expense	573	716	796	1,872	2,009
Other non-interest expense	3,773	3,830	3,689	11,713	12,538
Total non-interest expense excluding acquisition-related expense	$73,042	$72,349	$69,894	$217,010	$211,043

The efficiency ratio for the third quarter of 2026 was 58.5%, compared to 58.3% for the linked quarter and 57.1% for the third quarter of 2025. The efficiency ratio increased slightly compared to the linked quarter mainly as the result of higher non-interest expense, largely driven by acquisition-related expenses. The efficiency ratio for the first nine months of 2026 was 58.5%, compared to 59.0% for the same period of 2025. The efficiency ratio improved compared to the same period of 2025 due to higher revenue. The efficiency ratio adjusted for non-core items was 57.3% and 57.9% for the third and second quarters of 2026, respectively. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.

Peoples recorded income tax expense of $8.8 million with an effective tax rate of 21.2% for the third quarter of 2026, compared to income tax expense of $7.7 million with an effective tax rate of 21.6% for the linked quarter, and income tax expense of $8.5 million with an effective tax rate of 22.4% for the third quarter of 2025. The increase in income tax expense when compared to the linked quarter was impacted by higher pretax income and a $0.5 million benefit relating to tax credits purchased in the second quarter of 2026. Peoples' income tax expense for the first nine months of 2026 was $24.8 million with an effective tax rate of 21.7%, compared to $21.8 million with an effective tax rate of 22.5% for the same period of 2025. The increase in income tax expense when compared to the nine month period ended September 30, 2025, was driven by higher pretax income.
Total assets were $9.65 billion as of September 30, 2026, $9.54 billion at June 30, 2026, $9.65 billion at December 31, 2025, and $9.62 billion at September 30, 2025. Total assets at September 30, 2026 increased when compared to at June 30, 2026 primarily due to increases of $121.1 million in cash and cash equivalents and $19.2 million in period end total loans and leases, partially offset by a decrease of $52.8 million in total investment securities compared to at June 30, 2026. Total assets at September 30, 2026 increased compared to at December 31, 2025 due to an increase of $111.8 million in cash and cash equivalents and $83.9 million in total loans and leases, partially offset by a decrease of $211.1 million in total investment securities. Total assets at September 30, 2026 increased compared to at September 30, 2025 due to increases of $112.1 million in total loans and leases and $110.6 million in total cash and cash equivalents, partially offset by a decrease of $208.0 million in total investment securities. The decrease in investment securities compared to all prior periods was driven by the sale of $193.7 million in available-for-sale securities as part of portfolio restructures in advance of the pending Citizens Merger.
Total liabilities were $8.42 billion at September 30, 2026, $8.30 billion at June 30, 2026, $8.44 billion at December 31, 2025, and $8.44 billion at September 30, 2025. The increase in total liabilities when compared to at June 30, 2026 was primarily due to an increase of $115.5 million in short-term borrowings, partially offset with a decrease of $14.3 million in period-end deposits. Total liabilities decreased compared to at December 31, 2025 due to decreases of $262.5 million in period end deposits and $49.1 million in long-term borrowings, partially offset by an increase of $268.2 million in short-term borrowings. The decrease in total liabilities when compared to at September 30, 2025 was primarily due to decreases of $390.4 million and $72.2 million in period-end deposits and long-term borrowings, respectively, partially offset by an increase of $420.9 million in short-term borrowings. The decrease in total deposits was primarily driven by a decrease of $425.0 million in brokered deposits and $177.0 million in retail certificates of deposit, partially offset by increases of $93.7 million in money market deposit accounts, $78.3 million in interest-bearing demand accounts, $29.6 million in savings accounts, and $24.1 million in non-interest bearing deposits.
Total stockholders' equity at September 30, 2026 decreased $8.6 million compared to at June 30, 2026, which was primarily due to an increase of $28.5 million in accumulated other comprehensive loss during the quarter and dividends paid of $15.1 million, partially offset by net income for the quarter of $32.6 million. Accumulated unrealized losses related to the available-for-sale investment securities portfolio were $99.8 million and $71.2 million at September 30, 2026 and at June 30, 2026, respectively. Total stockholders' equity at September 30, 2026 increased $21.3 million, or 2%, compared to at December 31, 2025, which was due to net income of $89.6 million in the first nine months of 2026, partially offset by dividends paid of $44.9 million and an increase of $28.8 million in accumulated other comprehensive loss during the quarter. Total stockholders' equity at September 30, 2026 increased $45.1 million compared to at September 30, 2025, which was due to net income of $121.3 million for the last twelve months, partially offset by dividends paid of $59.5 million and an increase in accumulated other comprehensive loss of $21.8 million.
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

The following table details the calculation of FTE net interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Net interest income	$93,842	$92,728	$91,349	$276,990	$264,181
Taxable equivalent adjustment	211	221	279	677	842
FTE net interest income	$94,053	$92,949	$91,628	$277,667	$265,023

The following tables detail Peoples’ average balance sheets for the periods presented:

	For the Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$76,128	$757	3.95%	$112,726	$1,084	3.86%	$71,028	$782	4.37%
Investment securities (a)(b):
Taxable	1,658,695	15,618	3.76%	1,752,776	16,208	3.70%	1,846,654	17,932	3.88%
Nontaxable	122,599	859	2.80%	135,132	925	2.74%	171,809	1,187	2.76%
Total investment securities	1,781,294	16,477	3.70%	1,887,908	17,133	3.63%	2,018,463	19,119	3.79%
Loans (b)(c):
Construction	311,630	5,319	6.68%	282,906	4,989	6.98%	333,782	5,759	6.75%
Commercial real estate, other	2,158,376	33,088	6.00%	2,205,065	33,969	6.09%	2,144,859	34,751	6.34%
Commercial and industrial	1,695,539	27,586	6.37%	1,652,813	25,826	6.18%	1,428,843	25,090	6.87%
Premium finance	267,007	5,648	8.28%	243,558	5,154	8.37%	273,730	5,820	8.32%
Leases	346,190	8,004	9.05%	352,662	8,180	9.18%	390,499	9,520	9.54%
Residential real estate (d)	932,038	12,940	5.55%	943,268	12,927	5.48%	990,040	13,466	5.44%
Home equity lines of credit	279,640	4,962	7.04%	267,892	4,684	7.01%	245,024	4,765	7.72%
Consumer, indirect	689,424	11,275	6.49%	698,460	11,322	6.50%	703,619	11,545	6.51%
Consumer, direct	129,695	2,647	8.10%	127,928	2,533	7.94%	123,927	2,470	7.91%
Total loans	6,809,539	111,469	6.44%	6,774,552	109,584	6.42%	6,634,323	113,186	6.71%
Allowance for credit losses	(78,067)			(78,113)			(74,485)
Net loans	6,731,472	111,469	6.50%	6,696,439	109,584	6.50%	6,559,838	113,186	6.79%
Total earning assets	8,588,894	128,703	5.91%	8,697,073	127,801	5.84%	8,649,329	133,087	6.07%
Goodwill and other intangible assets	389,131			390,753			396,636
Other assets	504,341			498,500			528,305
Total assets	$9,482,366			$9,586,326			$9,574,270
Interest-bearing deposits:
Savings accounts	$916,584	$177	0.08%	$917,693	$181	0.08%	$890,316	$196	0.09%
Governmental deposit accounts	752,278	3,869	2.04%	818,274	4,151	2.03%	787,079	4,745	2.39%
Interest-bearing demand accounts	1,066,987	698	0.26%	1,091,757	602	0.22%	1,084,051	617	0.23%
Money market accounts	993,573	5,309	2.12%	970,487	4,977	2.06%	954,778	5,671	2.36%
Retail CDs	1,856,852	14,693	3.14%	1,917,698	15,357	3.21%	2,007,768	18,094	3.58%
Brokered deposits (e)	304,331	3,063	3.99%	245,378	2,455	4.01%	491,041	5,211	4.21%
Total interest-bearing deposits	5,890,605	27,809	1.87%	5,961,287	27,723	1.87%	6,215,033	34,534	2.21%
Borrowed funds:
Short-term FHLB advances (e)	422,728	4,097	3.85%	430,758	4,050	3.77%	260,848	2,928	4.45%
Repurchase agreements and other	30,328	250	3.30%	56,351	500	3.55%	48,068	472	3.93%
Total short-term borrowings	453,056	4,347	3.81%	487,109	4,550	3.75%	308,916	3,400	4.37%
Long-term FHLB advances	80,745	888	4.36%	107,495	1,079	4.02%	131,364	1,329	4.01%
Long-term notes payable	42,055	764	7.27%	42,443	758	7.14%	42,513	780	7.34%
Other long-term borrowings (f)	32,277	842	10.21%	32,094	742	9.15%	55,511	1,416	9.98%
Total long-term borrowings	155,077	2,494	6.37%	182,032	2,579	5.66%	229,388	3,525	6.07%
Total borrowed funds	608,133	6,841	4.46%	669,141	7,129	4.26%	538,304	6,925	5.10%
Total interest-bearing liabilities	6,498,738	34,650	2.12%	6,630,428	34,852	2.11%	6,753,337	41,459	2.44%
Non-interest-bearing deposits	1,636,258			1,631,305			1,544,184
Other liabilities	107,805			96,401			113,981
Total liabilities	8,242,801			8,358,134			8,411,502
Total stockholders’ equity	1,239,565			1,228,192			1,162,768
Total liabilities and stockholders’ equity	$9,482,366			$9,586,326			$9,574,270
Interest rate spread (b)		$94,053	3.79%		$92,949	3.73%		$91,628	3.63%
Net interest margin (b)			4.31%			4.23%			4.16%

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
Short-term investments	$90,550	$2,631	3.88%	$82,135	$2,720	4.43%
Investment securities (a)(b):
Taxable	1,739,074	48,352	3.71%	1,766,903	48,897	3.69%
Nontaxable	137,315	2,816	2.73%	175,669	3,627	2.75%
Total investment securities	1,876,389	51,168	3.64%	1,942,572	52,524	3.61%
Loans (b)(c):
Construction	294,889	14,893	6.66%	327,512	17,266	6.95%
Commercial real estate, other	2,204,782	101,716	6.08%	2,108,596	101,444	6.34%
Commercial and industrial	1,634,908	78,522	6.33%	1,363,990	71,727	6.93%
Premium finance	249,931	15,354	8.10%	266,808	17,148	8.48%
Leases	351,534	24,762	9.29%	389,933	30,004	10.15%
Residential real estate (d)	944,457	38,916	5.49%	973,555	37,906	5.19%
Home equity lines of credit	268,109	14,051	7.01%	239,401	13,687	7.64%
Consumer, indirect	696,058	33,890	6.51%	688,234	33,130	6.44%
Consumer, direct	128,687	7,667	7.97%	120,411	7,042	7.82%
Total loans	6,773,355	329,771	6.44%	6,478,440	329,354	6.73%
Allowance for credit losses	(77,165)			(67,619)
Net loans	6,696,190	329,771	6.52%	6,410,821	329,354	6.80%
Total earning assets	8,663,129	383,570	5.87%	8,435,528	384,598	6.04%
Goodwill and other intangible assets	390,779			398,956
Other assets	502,257			521,144
Total assets	$9,556,165			$9,355,628
Interest-bearing deposits:
Savings accounts	$912,492	$542	0.08%	$886,316	$633	0.10%
Governmental deposit accounts	784,254	11,943	2.04%	793,581	14,271	2.40%
Interest-bearing demand accounts	1,071,518	1,873	0.23%	1,081,313	1,703	0.21%
Money market accounts	963,491	14,827	2.06%	935,873	16,554	2.36%
Retail CDs	1,915,433	46,505	3.25%	1,981,959	54,762	3.69%
Brokered deposits (e)	322,534	9,534	3.95%	498,640	15,889	4.26%
Total interest-bearing deposits	5,969,722	85,224	1.91%	6,177,682	103,812	2.25%
Borrowed funds:
Short-term FHLB advances (e)	407,458	11,529	3.78%	127,945	4,285	4.48%
Repurchase agreements and other	50,234	1,264	3.36%	30,127	773	3.42%
Total short-term borrowings	457,692	12,793	3.74%	158,072	5,058	4.28%
Long-term FHLB advances	101,768	3,122	4.10%	131,585	3,946	4.01%
Long-term notes payable	42,043	2,270	7.20%	46,628	2,530	7.23%
Other long-term borrowings (f)	32,072	2,494	10.25%	55,255	4,229	10.09%
Total long-term borrowings	175,883	7,886	5.96%	233,468	10,705	6.09%
Total borrowed funds	633,575	20,679	4.35%	391,540	15,763	5.36%
Total interest-bearing liabilities	6,603,297	105,903	2.14%	6,569,222	119,575	2.43%
Non-interest-bearing deposits	1,624,206			1,530,040
Other liabilities	99,876			111,926
Total liabilities	8,327,379			8,211,188
Total stockholders’ equity	1,228,786			1,144,440
Total liabilities and stockholders’ equity	$9,556,165			$9,355,628
Interest rate spread (b)		$277,667	3.73%		$265,023	3.61%
Net interest margin (b)			4.23%			4.15%
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
(f)Included in other long-term borrowings are trust preferred securities and floating rate junior subordinated deferrable interest debentures.
The following table provides an analysis of the changes in FTE net interest income:

	Three Months Ended September 30, 2026 Compared to						Nine Months Ended September 30, 2026 Compared to
(Dollars in thousands)	June 30, 2026			September 30, 2025			September 30, 2025
Increase (decrease) in:	Rate	Volume	Total (a)	Rate	Volume	Total (a)	Rate	Volume	Total (a)
INTEREST INCOME:
Short-term investments	$20	$(347)	$(327)	$(85)	$60	$(25)	$(376)	$287	$(89)
Investment Securities (b):
Taxable	338	(928)	(590)	(314)	(2,000)	(2,314)	(740)	195	(545)
Nontaxable	26	(92)	(66)	27	(355)	(328)	12	(823)	(811)
Total investment income	364	(1,020)	(656)	(287)	(2,355)	(2,642)	(728)	(628)	(1,356)
Loans (b):
Construction	(237)	567	330	(58)	(382)	(440)	(653)	(1,720)	(2,373)
Commercial real estate, other	(527)	(354)	(881)	(1,882)	219	(1,663)	(4,353)	4,625	272
Commercial and industrial	801	959	1,760	(2,188)	4,684	2,496	(7,452)	14,247	6,795
Premium finance	(64)	558	494	(29)	(143)	(172)	(709)	(1,085)	(1,794)
Leases	69	(245)	(176)	56	(1,572)	(1,516)	(736)	(4,506)	(5,242)
Residential real estate	170	(157)	13	276	(802)	(526)	2,208	(1,198)	1,010
Home equity lines of credit	19	259	278	(476)	673	197	(1,277)	1,641	364
Consumer, indirect	(23)	(24)	(47)	(37)	(233)	(270)	383	377	760
Consumer, direct	51	63	114	61	116	177	141	484	625
Total loan income	259	1,626	1,885	(4,277)	2,560	(1,717)	(12,448)	12,865	417
Total interest income	$643	$259	$902	$(4,649)	$265	$(4,384)	$(13,552)	$12,524	$(1,028)
INTEREST EXPENSE:
Deposits:
Savings accounts	6	(2)	4	25	(6)	19	110	(19)	91
Interest-bearing demand accounts	(103)	7	(96)	(76)	(5)	(81)	(172)	2	(170)
Money market accounts	(158)	(174)	(332)	592	(230)	362	2,216	(489)	1,727
Governmental deposit accounts	(11)	293	282	666	210	876	2,160	168	2,328
Retail CDs	341	323	664	2,040	1,361	3,401	6,419	1,838	8,257
Brokered deposits	15	(623)	(608)	167	1,981	2,148	743	5,612	6,355
Total deposit cost	90	(176)	(86)	3,414	3,311	6,725	11,476	7,112	18,588
Borrowed funds:
Short-term borrowings	(62)	265	203	712	(1,659)	(947)	2,591	(10,326)	(7,735)
Long-term borrowings	(169)	254	85	(82)	1,113	1,031	(98)	2,917	2,819
Total borrowed funds cost	(231)	519	288	630	(546)	84	2,493	(7,409)	(4,916)
Total interest expense	(141)	343	202	4,044	2,765	6,809	13,969	(297)	13,672
FTE net interest income	$502	$602	$1,104	$(605)	$3,030	$2,425	$417	$12,227	$12,644
(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the dollar amounts of the change in each.
(b)Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
Net interest income was $93.8 million for the third quarter of 2026 and increased $1.1 million when compared to the linked quarter. Net interest margin was 4.31% for the third quarter of 2026, compared to 4.23% for the linked quarter. The increase in net interest income was driven by higher loan income, while the increase in net interest margin was driven by higher investment and loan yields.
Net interest income for the third quarter of 2026 increased $2.5 million, or 3%, compared to the third quarter of 2025. Net interest margin increased 15 basis points when compared to the third quarter of 2025. The increases in net interest income and net interest margin were primarily driven by lower deposit and borrowing costs compared to the third quarter of 2025.

For the first nine months of 2026, net interest income increased $12.8 million compared to the first nine months of 2025, while net interest margin increased 8 basis points to 4.23%. The increases in net interest income and net interest margin were driven by lower deposit costs compared to the first nine months of 2025.
Accretion income, net of amortization expense, was $1.0 million for the third quarter of 2026, $1.1 million for the linked quarter and $1.7 million for the third quarter of 2025, which added 4 basis points, 5 basis points and 8 basis points, respectively, to net interest margin. The decrease in accretion income for the third quarter of 2026 when compared to the linked quarter and the third quarter of 2025 was driven by less accretion income recognized from the Limestone Merger. Accretion income, net of amortization expense, was $3.4 million and $7.8 million for the first nine months of 2026 and 2025, respectively. Accretion income added 5 basis points and 12 basis points to net interest margin for the first nine months of 2026 and 2025, respectively. The decrease in accretion income for the first nine months of 2026 compared to the same period in 2025 was due to less accretion income recognized from the Limestone Merger.
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
Provision for Credit Losses
The following table details Peoples’ provision for credit losses:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Provision for other credit losses	$3,307	$4,477	$7,004	$17,199	$33,514
Provision for checking account overdraft credit losses	262	232	276	773	598
Provision for credit losses	$3,569	$4,709	$7,280	$17,972	$34,112
The provision for credit losses recorded represents the amount needed to maintain the appropriate level of the allowance for credit losses based on management’s quarterly estimates. The provision for credit losses for the third quarter of 2026 was primarily driven by net charge-offs, partially offset by a decrease in reserves for individually analyzed loans and leases and updates to the prepayment, curtailment, and funding rates. The provision for credit losses for the linked quarter was primarily driven by net charge-offs and an increase in reserves for individually analyzed loans and leases, partially offset by a reduction of balances within loan segments with higher loss rates. The provision for credit losses for the third quarter of 2025 was primarily driven by (i) net charge-offs, (ii) loan growth, and (iii) a slight deterioration in the economic forecasts used within the CECL model, partially offset by reductions in reserves for individually analyzed loans and leases.
For the first nine months of 2026, the provision for credit losses was primarily driven by net charge-offs and a deterioration of macroeconomic conditions used within the CECL model, partially offset by updates to prepayment, curtailment, and funding rates, and a reduction in balances of loans within higher loss rate segments. For the same period of 2025, the provision for credit losses was mainly a result of (i) net charge-offs, (ii) an increase in reserves for individually analyzed loans and leases, (iii) an increase in reserves for leases originated by our North Star Leasing division, (iv) deterioration in the economic forecasts used within the CECL model, and (v) loan growth.
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

Net Gain (Loss) Included in Total Non-Interest Income
Net gain (loss) includes net gains and losses on investment securities, asset disposals and other transactions, which are recognized in total non-interest income. The following table details Peoples’ net losses for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Net loss on investment securities	$(4,512)	$(8,181)	$(2,580)	$(12,693)	$(2,582)
Net loss on asset disposals and other transactions:
Net loss on other assets	(366)	(453)	(424)	(1,203)	(1,021)
Net gain on OREO	403	—	—	377	30
Net (loss) gain on other transactions	(348)	7	(54)	(341)	(128)
Net loss on asset disposals and other transactions	$(311)	$(446)	$(478)	$(1,167)	$(1,119)
The net loss on investment securities for the third and second quarters of 2026 was driven by the sale of $58.5 million and $135.2 million available-for-sale investment securities, respectively, as Peoples continues to manage its balance sheet under $10 billion in assets ahead of the Citizens merger. The net loss on investment securities for the third quarter of 2025 was driven by the sale of lower-yielding available-for-sale investment securities. The net loss on other assets for all periods presented was driven by losses recorded on repossessed assets.
Total Non-Interest Income, Excluding Net Gains and Losses
Total non-interest income, excluding net gains and losses, comprised 25% of Peoples' total revenues (defined as net interest income plus total non-interest income excluding net gains and losses) for the third quarter of 2026, 24% for the linked quarter, and 23% for the third quarter of 2025. For both the first nine months of 2026 and 2025, total non-interest income, excluding net gains and losses, totaled 24% of Peoples' total revenues.
For the third quarter of 2026, e-banking income comprised the largest portion of Peoples' total non-interest income, excluding net gains and losses. Peoples' e-banking services include ATM and debit cards, direct deposit services, internet and mobile banking, and remote deposit capture, and serve as alternative delivery channels to traditional sales offices for providing services to customers. The following table details Peoples' e-banking income:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
E-banking income	$6,649	$6,543	$6,538	$19,119	$18,695
Peoples' e-banking income is derived largely from ATM and debit cards, as other services are mainly provided at no charge to customers. The amount of e-banking income is largely dependent on the timing and volume of customer activity.
The following table details Peoples' insurance income:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Property and casualty insurance commissions	$3,583	$3,670	$3,732	$10,932	$11,346
Performance-based commissions	—	18	85	1,222	1,726
Life and health insurance commissions	639	643	652	1,979	2,000
Insurance income	$4,222	$4,331	$4,469	$14,133	$15,072
Peoples' insurance income for the third quarter of 2026 decreased slightly when compared to the linked quarter. Insurance income for the third quarter and first nine months of 2026 decreased when compared to the same periods of 2025 due to lower performance-based commissions.
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

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Fiduciary income	$2,511	$2,568	$2,209	$7,361	$6,575
Brokerage income	2,779	2,603	2,439	7,911	6,825
Employee benefit fees	886	815	766	2,495	2,356
Trust and investment income	$6,176	$5,986	$5,414	$17,767	$15,756
Fiduciary income in the third quarter of 2026 remained relatively flat when compared to the linked quarter and increased when compared to the third quarter of 2025, which was driven by an increase in assets under administration and management. Trust and investment income increased $2.0 million for the first nine months of 2026 when compared to the same period of 2025, due to higher brokerage and fiduciary income, primarily reflecting the increase in assets under management.
The following table details Peoples' assets under administration and management:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
(Dollars in thousands)
Trust	$2,503,011	$2,521,031	$2,178,467	$2,219,650	$2,271,536
Brokerage	$1,998,810	$1,984,252	$1,844,940	$1,846,084	$1,800,781
Total	$4,501,821	$4,505,283	$4,023,407	$4,065,734	$4,072,317
Quarterly average	$4,518,143	$4,315,129	$4,091,841	$4,065,195	$3,955,007
Assets under administration and management at September 30, 2026 remained relatively flat when compared to at June 30, 2026. The increase in assets under administration and management at September 30, 2026 when compared to at September 30, 2025 was primarily due to growth, as Peoples added new accounts and the underlying market values of assets under management grew, and market fluctuations.
Deposit account service charges are based on the recovery of costs associated with services provided. The following table details Peoples' deposit account service charges:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Overdraft and non-sufficient funds fees	$2,547	$2,275	$2,344	$7,032	$6,569
Account maintenance fees	1,890	1,928	1,746	5,699	5,059
Other fees and charges	242	285	184	703	720
Deposit account service charges	$4,679	$4,488	$4,274	$13,434	$12,348
The amount of deposit account service charges, particularly fees for overdrafts and non-sufficient funds, is largely dependent on the timing and volume of customer activity. Management periodically evaluates its cost recovery fees to ensure they are reasonable based on operational costs and similar to fees charged in Peoples' markets by competitors. Deposit account service charges increased for the third quarter of 2026 compared to both the linked quarter and third quarter of 2025. For the first nine months of 2026, total deposit account service charges increased by $1.1 million from the same period of 2025, driven by timing of customer activity.
The following table details the other items included within Peoples' total non-interest income:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Lease income	5,696	4,977	3,643	15,254	11,322
Bank owned life insurance income	1,364	1,189	1,143	3,715	3,388
Other non-interest income	1,100	893	1,159	3,159	4,065
Mortgage banking income	582	598	245	1,556	861
Lease income is primarily comprised of (i) operating lease income, (ii) gains on the early termination of leases, net of any associated purchase accounting adjustments, (iii) month-to-month lease payments beyond maturity of the net investment in the lease, net of any associated purchase accounting adjustment, (iv) fees received for referrals, (v) gains and losses recognized on the sales of residual assets, net of any purchase accounting impact, and (vi) syndication income. Lease income for the third quarter of 2026 increased compared to the linked quarter due to an increase in gains on terminated leases. The increase when compared to the third quarter of 2025 was driven by increases in operating lease income and gains on terminated leases. Lease income increased $3.9 million for the first nine months of 2026 when compared to the same period of 2025 due to an increase in operating lease income.
BOLI income for the third quarter of 2026 increased when compared to the linked quarter and to the prior year quarter and was driven by a death benefit recorded in the third quarter of 2026. BOLI income increased for the first nine months of 2026 when compared to the same period of 2025 primarily due to changes in the cash surrender value of the underlying policies.
Other non-interest income increased for the three months ended September 30, 2026 when compared to the linked quarter and when compared to the third quarter of 2025. For the first nine months of 2026, other non-interest income decreased by $0.9 million from the same period of 2025, primarily due to a decrease in swap fee income which is driven by customer demand.
Mortgage banking income is comprised mostly of net gains from the origination and sale of real estate loans in the secondary market, and, to a lesser extent, servicing income for loans sold with servicing retained. As a result, the amount of income recognized by Peoples is largely dependent on customer demand and long-term interest rates for residential real estate loans offered in the secondary market. Mortgage banking income for the third quarter of 2026 remained flat when compared to the linked quarter and increased when compared to the third quarter of 2025 and was primarily driven by the increased volume in loans sold. Mortgage banking income increased for the first nine months of 2026 when compared to the same period of 2025 due to higher production.
In the third quarter of 2026, Peoples sold $13.3 million in loans into the secondary market with servicing retained and $2.9 million in loans with servicing released, compared to $15.1 million and $6.6 million, respectively, in the second quarter of 2026, and $4.5 million and $3.8 million, respectively, in the third quarter of 2025. For the first nine months of 2026, Peoples sold $34.2 million in loans into the secondary market with servicing retained, and $13.1 million with servicing released, compared to $5.0 million and $18.8 million, respectively, for the same period of 2025.
Non-Interest Expense
Salaries and employee benefit costs remain Peoples' largest non-interest expense, accounting for over one-half of total non-interest expense. The following table details Peoples' salaries and employee benefit costs:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Base salaries and wages	$25,954	$25,311	$24,900	$76,713	$74,460
Sales-based and incentive compensation	7,821	7,544	7,173	20,780	19,845
Employee benefits	4,623	4,958	4,866	15,187	15,080
Payroll taxes and other employment costs	2,180	2,146	2,231	6,984	7,088
Stock-based compensation	1,954	1,531	1,198	5,389	5,157
Deferred personnel costs	(1,972)	(1,478)	(1,670)	(4,646)	(4,218)
Salaries and employee benefit costs	$40,560	$40,012	$38,698	$120,407	$117,412
Full-time equivalent employees:
Actual at end of period	1,463	1,443	1,454	1,463	1,454
Average during the period	1,454	1,447	1,460	1,453	1,468
Base salaries and wages for the third quarter of 2026 and the first nine months of 2026 increased compared to the same periods in 2025, primarily driven by annual merit increases.
Sales-based and incentive compensation increased for the third quarter of 2026 compared to both the linked quarter and the third quarter of 2025 and was driven by an increase in corporate incentives. Sales-based and incentive compensation increased for the first nine months of 2026 when compared to same period in 2025, due to an increase in corporate incentives and retail sales incentives.
The decrease in employee benefits for the third quarter of 2026 compared to the linked quarter and third quarter of 2025 was primarily related to lower medical costs. Employee benefits increased slightly for the first nine months of 2026 when compared to the same period for 2025 due to an adjustment related to prior period nonqualified deferred compensation expense, partially offset by decreased medical costs.
Payroll taxes and other employment costs for the third quarter of 2026 remained relatively flat when compared to the linked quarter and to the third quarter of 2025. For the first nine months of 2026, payroll taxes and other employment costs decreased slightly compared to the same period of 2025 due to lower temporary personnel services and decreased employee relocation expense.
Stock-based compensation is generally recognized over the vesting period, which generally ranges from immediate vesting to vesting at the end of three years. Peoples estimates forfeitures at the grant date and revises those estimates in the subsequent periods if actual forfeitures differ from previous estimates. Stock grants to retirement eligible grantees are expensed either immediately or over a shorter period than three years. The majority of Peoples' stock-based compensation is attributable to annual equity-based incentive awards to employees, which are awarded in the first quarter of each year based upon Peoples achieving certain performance goals during the prior year, and are generally contingent on employment through the vesting period. Stock-based compensation for the third quarter and first nine months of 2026 increased when compared to all prior periods, due to the expense attributable to the forfeiture rate true-up on stock vested coupled with up-front expense on stock grants to certain retirement-eligible employees recognized in the linked quarter.
Deferred personnel costs represent the portion of current period salaries and employee benefit costs considered to be direct loan origination costs. These costs are capitalized and recognized over the life of the loan as a yield adjustment in interest income. As a result, the amount of deferred personnel costs for each period corresponds directly with the volume of loan originations, coupled with the average deferred costs per loan that are updated annually at the beginning of each year. Deferred personnel costs for the third quarter of 2026 increased when compared to the second quarter of 2026 and when compared to the third quarter of 2025. Similarly, deferred personnel costs increased for the first nine months of 2026 when compared to the first nine months of 2025.
Peoples' net occupancy and equipment expense was comprised of the following:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Depreciation	$2,115	$2,116	$2,158	$6,373	$6,417
Repairs and maintenance costs	1,551	1,538	1,650	4,883	5,216
Property taxes, utilities and other costs	1,224	1,155	1,271	3,744	2,931
Net rent expense	916	956	817	2,795	2,634
Net occupancy and equipment expense	$5,806	$5,765	$5,896	$17,795	$17,198
Net occupancy and equipment expense remained relatively flat for the third quarter of 2026 compared to the linked quarter and compared to the third quarter of 2025. Net occupancy and equipment expense for the first nine months of 2026 increased when compared to the same period of the previous year due to an adjustment of property tax accruals resulting from a review of recent assessments.
The following table details the other items included in total non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Data processing and software expense	$7,890	$7,850	$7,356	$23,276	$21,717
Professional fees	4,743	4,018	2,798	11,514	9,495
E-banking expense	2,337	2,225	2,161	6,643	6,204
Operating lease expense	2,010	1,797	1,039	5,611	3,077
Amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
FDIC insurance premiums	1,260	1,370	1,284	4,040	3,786
Other loan expenses	1,309	1,278	1,385	3,710	3,717
Franchise tax expense	956	972	916	2,932	2,523
Travel and entertainment expense	595	726	796	1,904	2,009
Communication expense	598	605	664	1,792	2,110
Marketing expense	1,004	604	1,001	2,494	2,622
Other non-interest expense	$3,775	$3,840	$3,689	$11,725	$12,538
Data processing and software expenses for the third quarter and the first nine months of 2026 increased compared to the same periods in 2025 due to costs associated with recent ongoing technology projects.
Professional fees for the third quarter of 2026 increased when compared to the linked quarter and the third quarter of 2025 due to higher professional services, driven by acquisition-related expenses. Professional fees increased for the first nine months of 2026 when compared to the same period in 2025 due to increased legal expenses and acquisition-related professional services.
Peoples' e-banking expense is comprised of costs associated with debit and ATM cards and is driven by the timing and volume of customer activity. E-banking expense for the third quarter and the first nine months of 2026 increased when compared to the linked quarter and the same periods in 2025 due to customer activity.

Operating lease expense for the third quarter of 2026 increased when compared to the linked quarter. Operating lease expense increased for the third quarter and the first nine months of 2026 when compared to the same periods in 2025 due to an increased volume of leases.
Amortization of other intangible assets for the third quarter of 2026 remained flat compared to the linked quarter and decreased $0.5 million compared to the prior year quarter due to decreases in amortization on core deposits and customer relationship intangibles. Amortization of other intangible assets decreased for the first nine months of 2026 when compared to 2025 due to decreases in amortization on core deposits and customer relationship intangibles.
Peoples' FDIC insurance premiums for the third quarter of 2026 remained relatively flat when compared to the linked quarter and when compared to the third quarter of 2025. FDIC premiums increased for the first nine months of 2026 when compared to 2025 driven by an increase in average assets.
Other loan expenses during the third quarter of 2026 increased slightly when compared to the linked quarter and decreased compared to the third quarter of 2025. Other loan expenses remained flat for the first nine months of 2026 when compared to 2025.
Peoples is subject to state franchise taxes, which are based largely on Peoples' equity, in the states where Peoples has a physical presence. Franchise tax expense also includes the Ohio Financial Institution Tax ("FIT"), which is a business privilege tax that is imposed on financial institutions organized for profit and doing business in Ohio. The Ohio FIT is based on the total equity capital in proportion to the taxpayer's gross receipts in Ohio as of the most recent year-end. Franchise tax expense for the third quarter of 2026 compared to the prior year quarter remained relatively flat. Franchise tax expense increased for the first nine months of 2026 when compared to 2025 due to a one-time refund from the State of Ohio received in 2025.
Marketing expense for the third quarter of 2026 increased when compared to the linked quarter primarily driven by a vendor incentive received in the second quarter of 2026 and remained flat for the third quarter of 2025. Marketing expense decreased for the first nine months of 2026 when compared to 2025 due to lower advertising expenses.
Other non-interest expense for the third quarter of 2026 decreased when compared to the linked quarter primarily due to lower check and ACH fraud. Other non-interest expense increased slightly for the third quarter of 2026 when compared to the same period in 2025 due to higher postage expense. For the first nine of 2026 other non-interest expense decreased compared to the first nine months of 2025 due to lower check printing expense, due to a new vendor contract, and decreased ACH and check fraud.
Income Tax Expense
Peoples recorded income tax expense of $8.8 million with an effective tax rate of 21.2% for the third quarter of 2026, compared to income tax expense of $7.7 million with an effective tax rate of 21.6% for the linked quarter and income tax expense of $8.5 million with an effective tax rate of 22.4% for the third quarter of 2025. The increase in income tax expense when compared to the linked quarter was driven by higher pretax income and a $0.5 million benefit relating to a tax credit recorded in the second quarter of 2026. The increase in income tax expense when compared to the third quarter of 2025 was driven by higher pre-tax income. Peoples recorded income tax expense of $24.8 million and $21.8 million, through the first nine months of 2026 and 2025, respectively. The increase for the first nine months of 2026 compared to 2025 was driven by higher pre-tax income.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Pre-provision net revenue:
Income before income taxes	$41,378	$35,638	$38,002	$114,361	$96,832
Add: provision for credit losses	3,569	4,709	7,280	17,972	34,112
Add: gain on OREO	(403)	—	—	(377)	(30)
Add: loss on investment securities	4,512	8,181	2,580	12,693	2,582
Add: loss on other assets	366	453	424	1,203	1,021
Add: loss (gain) on other transactions	348	(7)	54	341	128
Pre-provision net revenue	$49,770	$48,974	$48,340	$146,193	$134,645
The increase in the PPNR for the third quarter and the first nine months of 2026 compared to all prior periods was driven by an increase in net interest income due to a reduction in deposit costs.
Core Non-Interest Expense (Non-US GAAP)
Core non-interest expense is a financial measure used to evaluate Peoples' recurring expense stream. This measure is Non-US GAAP since it excludes the impact of all acquisition-related expenses. The following table provides a reconciliation of this Non-US GAAP measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Core non-interest expense:
Total non-interest expense	$74,540	$72,759	$69,894	$218,934	$211,043
Less: acquisition-related expenses	1,498	410	—	1,924	—
Core non-interest expense	$73,042	$72,349	$69,894	$217,010	$211,043
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Efficiency ratio:
Total non-interest expense	$74,540	$72,759	$69,894	$218,934	$211,043
Less: amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
Adjusted total non-interest expense	72,843	71,062	67,683	213,843	204,408
Total non-interest income	25,645	20,378	23,827	74,277	77,806
Less: net loss on investment securities	(4,512)	(8,181)	(2,580)	(12,693)	(2,582)
Less: net loss on asset disposals and other transactions	(311)	(446)	(478)	(1,167)	(1,119)
Total non-interest income excluding net losses	30,468	29,005	26,885	88,137	81,507
Net interest income	93,842	92,728	91,349	276,990	264,181
Add: FTE adjustment (a)	211	221	279	677	842
Net interest income on an FTE basis	94,053	92,949	91,628	277,667	265,023
Adjusted revenue	$124,521	$121,954	$118,513	$365,804	$346,530
Efficiency ratio	58.50%	58.27%	57.11%	58.46%	58.99%

Efficiency ratio adjusted for non-core items:
Core non-interest expense	$73,042	$72,349	$69,894	$217,010	$211,043
Less: amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
Adjusted core non-interest expense	71,345	70,652	67,683	211,919	204,408
Non-interest income excluding net losses	30,468	29,005	26,885	88,137	81,507
Net interest income on an FTE basis	94,053	92,949	91,628	277,667	265,023
Adjusted revenue	$124,521	$121,954	$118,513	$365,804	$346,530
Efficiency ratio adjusted for non-core items	57.30%	57.93%	57.11%	57.93%	58.99%
(a) Interest income and yields are presented on a fully tax-equivalent basis, using a 21% statutory federal corporate income tax rate.
The efficiency ratio for the third quarter of 2026 was 58.5%, compared to 58.3% for the linked quarter and 57.1% for the third quarter of 2025. The efficiency ratio increased slightly compared to the linked quarter mainly as the result of higher non-interest expense. The efficiency ratio for the first nine months of 2026 was 58.5%, compared to 59.0% for the same period of 2025. The efficiency ratio improved compared to the same period of 2025 due to higher revenue. The efficiency ratio adjusted for non-core items improved for the third quarter of 2026 compared to the linked quarter due to increased net interest income. The efficiency ratio adjusted for non-core items for the first nine months of 2026 improved compared to the first nine months of 2025 due to higher revenue. Peoples continues to focus on controlling expenses, while recognizing necessary costs in order to continue growing the business.
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

The following table provides a reconciliation of this Non-US GAAP financial measure to the amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Annualized net income adjusted for non-core items:
Net income	$32,606	$27,953	$29,476	$89,565	$75,024
Add: net loss on investment securities	4,512	8,181	2,580	12,693	2,582
Less: tax effect of net loss on investment securities (a)	948	1,718	542	2,666	542
Add: net loss on asset disposals and other transactions	311	446	478	1,167	1,119
Less: tax effect of net loss on asset disposals and other transactions (a)	65	94	100	245	235
Add: acquisition-related expenses	1,498	410	—	1,924	—
Less: tax effect of acquisition-related expenses (a)	315	86	—	404	—
Net income adjusted for non-core items (after tax)	$37,599	$35,092	$31,892	$102,034	$77,948
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$129,361	$112,119	$116,943	$119,748	$100,307
Annualized net income adjusted for non-core items (after tax)	$149,170	$140,754	$126,528	$136,419	$104,216
Return on average assets:
Annualized net income	$129,361	$112,119	$116,943	$119,748	$100,307
Total average assets	9,482,366	9,586,326	9,574,270	9,556,165	9,355,628
Return on average assets	1.36%	1.17%	1.22%	1.25%	1.07%
Return on average assets adjusted for non-core items:
Annualized net income adjusted for non-core items (after tax)	$149,170	$140,754	$126,528	$136,419	$104,216
Total average assets	9,482,366	9,586,326	9,574,270	9,556,165	9,355,628
Return on average assets adjusted for non-core items (after tax)	1.57%	1.47%	1.32%	1.43%	1.11%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on average assets for the third quarter of 2026 increased when compared to the linked quarter due to higher annualized net income. The increase in the return on average assets and return on average assets adjusted for non-core items for the third quarter of 2026, compared to the third quarter of 2025, was attributable to an increase in annualized net income driven by a decrease in net loss on investment securities and an increase in average assets. The increase in return on average assets and return on average assets adjusted for non-core items for the first nine months of 2026 when compared to the same period of 2025 was due to an increase in annualized net income largely driven by a decrease in the provision for credit losses.
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

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30,
(Dollars in thousands)				2026	2025
Annualized net income excluding amortization of other intangible assets:
Net income	$32,606	$27,953	$29,476	$89,565	$75,024
Add: amortization of other intangible assets	1,697	1,697	2,211	5,091	6,635
Less: tax effect of amortization of other intangible assets (a)	356	356	464	1,069	1,393
Net income excluding amortization of other intangible assets	$33,947	$29,294	$31,223	$93,587	$80,266
Days in the period	92	91	92	273	273
Days in the year	365	365	365	365	365
Annualized net income	$129,361	$112,119	$116,943	$119,748	$100,307
Annualized net income excluding amortization of other intangible assets	$134,681	$117,498	$123,874	$125,125	$107,315
Average tangible equity:
Total average stockholders' equity	$1,239,565	$1,228,192	$1,162,768	$1,228,786	$1,144,440
Less: average goodwill and other intangible assets	389,131	390,753	396,636	390,779	398,956
Average tangible equity	$850,434	$837,439	$766,132	$838,007	$745,484
Return on total average stockholders' equity ratio:
Annualized net income	$129,361	$112,119	$116,943	$119,748	$100,307
Total average stockholders' equity	$1,239,565	$1,228,192	$1,162,768	$1,228,786	$1,144,440
Return on total average stockholders' equity	10.44%	9.13%	10.06%	9.75%	8.76%
Return on average tangible equity ratio:
Annualized net income excluding amortization of other intangible assets	$134,681	$117,498	$123,874	$125,125	$107,315
Average tangible equity	$850,434	$837,439	$766,132	$838,007	$745,484
Return on average tangible equity	15.84%	14.03%	16.17%	14.93%	14.40%
(a) Based on a 21% statutory federal corporate income tax rate.
The return on total average stockholders' equity and return on average tangible equity ratios for the third quarter of 2026 increased when compared to the linked quarter due to an increase in annualized net income. The increases in the return on total average stockholders' equity and return on average tangible equity ratios for the third quarter and the first nine months of 2026 compared to the same periods of 2025 were driven by higher annualized net income driven by a decrease in provision for credit losses.

FINANCIAL CONDITION
Cash and Cash Equivalents
At September 30, 2026, Peoples' interest-bearing deposits in other banks had increased $111.8 million from December 31, 2025. The total cash and cash equivalents balance included $197.1 million of excess cash reserves being maintained at the FRB of Cleveland at September 30, 2026, compared to $73.2 million at December 31, 2025. The amount of excess cash reserves maintained is dependent upon Peoples' daily liquidity position, which is driven primarily by changes in deposit and loan balances.
Through the first nine months of 2026, Peoples' total cash and cash equivalents increased $111.8 million, which reflected cash inflows of $139.3 million from operating activities and $63.1 million from investing activities, partially offset by cash outflows of $90.5 million from financing activities. Peoples' cash provided by investing activities was primarily driven by sales of available-for-sale investment securities and proceeds from principal payments on held-to-maturity investment securities, which totaled $183.7 million and $114.7 million, respectively, coupled with proceeds received from principal payments, calls, and prepayments on available-for-sale investment securities of $66.8 million. These increases were partially offset by purchases of available-for-sale investment securities of $120.1 million, a net increase in loans held for investment of $98.2 million, and purchases of held-to-maturity investment securities of $68.0 million. The cash used by financing activities was driven by a net decrease in interest-bearing deposits of $277.4 million, payments on long-term borrowings of $54.0 million, and cash dividends paid of $44.9 million, partially offset by a net increase in short-term borrowings of $258.2 million.
Further information regarding the management of Peoples' liquidity position can be found later in this discussion under “Interest Rate Sensitivity and Liquidity.”
Investment Securities
The following table provides information regarding Peoples’ investment portfolio:

(Dollars in thousands)	Weighted Average Yield	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Available-for-sale securities, at fair value:
Obligations of:
U.S. Treasury and government agencies	4.22%	$16,985	$14,629	$26,152	$17,580	$17,696
U.S. government sponsored agencies	4.41%	185,022	215,080	231,332	206,330	164,132
States and political subdivisions	2.73%	98,025	108,141	165,105	170,832	186,822
Residential mortgage-backed securities	2.72%	453,661	480,730	522,638	544,038	561,517
Commercial mortgage-backed securities	2.67%	48,572	52,626	59,905	41,804	42,510
Bank-issued trust preferred securities	3.25%	2,854	2,844	2,812	3,783	4,229
Total fair value		$805,119	$874,050	$1,007,944	$984,367	$976,906
Total amortized cost		$934,740	$966,592	$1,107,248	$1,076,980	$1,078,703
Net unrealized loss		$(129,621)	$(92,542)	$(99,304)	$(92,613)	$(101,797)
Held-to-maturity securities, at amortized cost:
Obligations of:
U.S. government sponsored agencies	4.46%	$261,616	$247,324	$247,148	$261,826	$255,888
States and political subdivisions (a)	2.25%	138,172	138,389	138,598	140,607	141,869
Residential mortgage-backed securities	4.55%	381,224	383,691	399,724	423,628	438,101
Commercial mortgage-backed securities	2.53%	97,064	97,928	98,205	96,776	95,966
Total amortized cost		$878,076	$867,332	$883,675	$922,837	$931,824
Other investments		$81,529	$76,099	$69,903	$68,656	$63,991
Total investment securities:
Amortized cost		$1,894,345	$1,910,023	$2,060,826	$2,068,473	$2,074,518
Carrying value		$1,764,724	$1,817,481	$1,961,522	$1,975,860	$1,972,721

(a)Amortized cost is presented net of the allowance for credit losses of $233 at September 30, 2026, $233 at June 30, 2026 and $237 at September 30, 2025.
For the third quarter of 2026, available-for-sale investment securities decreased compared to all prior periods due to the sale of $58.5 million of securities as Peoples manages its balance sheet under $10 billion in assets ahead of the pending Citizens merger. For the third quarter of 2026, held-to-maturity securities increased compared to the linked quarter due to purchases of higher yielding, longer duration securities for pledging purposes as market rates impacted the market value of pledged securities during the quarter. The decrease when compared to December 31, 2025 and September 30, 2025 was driven by prepayments and maturities of collateralized mortgage obligations.
Additional information regarding Peoples' investment portfolio can be found in "Note 3 Investment Securities" of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Loans and Leases
The following table provides information regarding outstanding loan balances:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Originated loans and leases:
Construction	$329,290	$286,323	$248,396	$275,888	$207,528
Commercial real estate, other	1,622,260	1,633,383	1,653,982	1,635,055	1,633,725
Commercial real estate	1,951,550	1,919,706	1,902,378	1,910,943	1,841,253
Commercial and industrial	1,625,746	1,583,587	1,525,459	1,405,379	1,338,185
Premium finance	270,634	266,015	228,883	253,075	273,297
Leases	338,811	348,782	342,120	354,852	369,756
Residential real estate	515,789	514,898	507,499	502,475	497,415
Home equity lines of credit	251,726	239,473	223,581	214,967	206,084
Consumer, indirect	685,329	693,529	699,854	700,582	710,385
Consumer, direct	115,464	113,963	114,057	114,077	111,017
Consumer	800,793	807,492	813,911	814,659	821,402
Deposit account overdrafts	1,608	1,041	1,265	1,014	982
Total originated loans and leases	$5,756,657	$5,680,994	$5,545,096	$5,457,364	$5,348,374
Acquired loans and leases (a):
Construction	$5,411	$8,027	$21,175	$25,053	$53,520
Commercial real estate, other	622,461	649,780	686,851	728,912	735,671
Commercial real estate	627,872	657,807	708,026	753,965	789,191
Commercial and industrial	98,362	106,230	121,338	130,376	151,320
Leases	3,532	5,170	8,106	10,797	12,997
Residential real estate	316,867	331,577	344,512	359,247	378,358
Home equity lines of credit	32,447	34,492	37,328	38,897	41,299
Consumer, direct	5,072	5,310	5,802	6,261	7,189
Total acquired loans and leases	$1,084,152	$1,140,586	$1,225,112	$1,299,543	$1,380,354
Total loans and leases	$6,840,809	$6,821,580	$6,770,208	$6,756,907	$6,728,728
Percent of loans and leases to total loans and leases:
Construction	4.9%	4.3%	4.0%	4.5%	3.9%
Commercial real estate, other	32.8%	33.5%	34.5%	34.9%	35.1%
Commercial real estate	37.7%	37.8%	38.5%	39.4%	39.0%
Commercial and industrial	25.1%	24.8%	24.3%	22.7%	22.1%
Premium finance	4.0%	3.9%	3.4%	3.7%	4.1%
Leases	5.0%	5.2%	5.2%	5.4%	5.7%
Residential real estate	12.2%	12.4%	12.6%	12.8%	13.0%
Home equity lines of credit	4.2%	4.0%	3.9%	3.8%	3.7%
Consumer, indirect	10.0%	10.2%	10.3%	10.4%	10.6%
Consumer, direct	1.8%	1.7%	1.8%	1.8%	1.8%
Consumer	11.8%	11.9%	12.1%	12.2%	12.4%
Total percentage	100.0%	100.0%	100.0%	100.0%	100.0%
Residential real estate loans being serviced for others	$328,922	$326,021	$319,664	$322,139	$323,347
(a)    Includes all loans acquired, and related loan discount recorded as part of acquisition accounting, in 2012 or thereafter. Loans that were acquired and subsequently re-underwritten are reported as originated upon execution of such credit actions (for example, renewals and increases in lines of credit).
The period-end total loan and lease balances at September 30, 2026 increased $19.2 million, or 1% annualized, compared to at June 30, 2026. The increase in the period-end loan and lease balances at September 30, 2026 compared to at June 30, 2026 was driven by increases of $40.4 million in construction loans, $34.2 million in commercial and industrial loans, and $10.2 million in home equity lines of credit, partially offset by decreases of $38.4 million in other commercial real estate loans, $13.8 million in residential real estate loans, and $11.6 million in leases. The period-end loan and lease balances at September 30, 2026 increased $112.1 million, or 2%, compared to at September 30, 2025, driven by increases of $234.6 million in commercial and industrial loans and $73.7 million in construction loans, partially offset by decreases of $124.7 million in other commercial real estate loans, $43.1 million in residential real estate loans, and $40.4 million in leases.
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
Loans secured by commercial real estate, including commercial construction loans, continued to comprise the largest portion of Peoples' loan portfolio at September 30, 2026. The following tables provide information regarding the largest concentrations of commercial construction loans and other commercial real estate loans within the loan portfolio at September 30, 2026:

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Construction:
Apartment complexes	$165,319	$134,963	$300,282	50.4%
Land development	40,610	18,134	58,744	9.9%
Land only	25,355	28,013	53,368	8.9%
Industrial	39,127	13,425	52,552	8.8%
Residential property	2,630	19,066	21,696	3.6%
Healthcare facilities	2,985	17,397	20,382	3.4%
Storage facility	8,696	11,406	20,102	3.4%
Warehouse facilities	14,490	2,157	16,647	2.8%
Other (a)	35,489	17,111	52,600	8.8%
Total construction	$334,701	$261,672	$596,373	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.

(Dollars in thousands)	Outstanding Balance	Loan Commitments	Total Exposure	% of Total
Commercial real estate, other:
Apartment complexes	$401,517	$11,089	$412,606	17.9%
Industrial facilities:
Owner occupied	$126,446	$3,294	$129,740	5.6%
Non-owner occupied	112,916	1,880	114,796	5.0%
Total industrial facilities	$239,362	$5,174	$244,536	10.6%
Retail facilities:
Owner occupied	$44,237	$1,888	$46,125	2.0%
Non-owner occupied	247,759	100	247,859	10.8%
Total retail facilities	$291,996	$1,988	$293,984	12.8%
Lodging and lodging related:
Owner occupied	$26,327	$—	$26,327	1.1%
Non-owner occupied	172,981	2,894	175,875	7.6%
Total lodging and lodging related	$199,308	$2,894	$202,202	8.7%
Office buildings and complexes:
Owner occupied	$73,766	$1,124	$74,890	3.3%
Non-owner occupied	101,251	923	102,174	4.4%
Total office buildings and complexes	$175,017	$2,047	$177,064	7.7%
Assisted living facilities and nursing homes	$114,462	$373	$114,835	5.0%
Warehouse facilities:
Owner occupied	$67,984	$76	$68,060	3.0%
Non-owner occupied	24,784	159	24,943	1.1%
Total warehouse facilities	$92,768	$235	$93,003	4.1%
Restaurant/bar facilities:
Owner occupied	$48,375	$—	$48,375	2.1%
Non-owner occupied	19,108	—	19,108	0.8%
Total restaurant/bar facilities	$67,483	$—	$67,483	2.9%
Mixed-use facilities:
Owner occupied	$40,657	$119	$40,776	1.8%
Non-owner occupied	27,466	304	27,770	1.2%
Total mixed-use facilities	$68,123	$423	$68,546	3.0%
Healthcare facilities:
Owner occupied	$29,752	$55	$29,807	1.3%
Non-owner occupied	23,815	1,000	24,815	1.1%
Total healthcare facilities	$53,567	$1,055	$54,622	2.4%
Storage Facility / Mini Storage
Owner occupied	$47,473	$196	$47,669	2.1%
Non-owner occupied	4,163	208	4,371	0.2%
Total storage facility/ mini storage	$51,636	$404	$52,040	2.3%
Other (a)	489,482	30,300	519,782	22.6%
Total commercial real estate, other	$2,244,721	$55,982	$2,300,703	100.0%
(a) All other total exposures by industry are less than 2% of the Total Exposure.
Peoples' commercial lending activities continue to focus on lending opportunities within Ohio, Kentucky, West Virginia, Virginia, Washington, D.C. and Maryland. For all other states, the aggregate outstanding balances of commercial loans in each state were less than 6% of total loans at September 30, 2026 and at December 31, 2025. The repayment of premium finance loans is secured by the underlying insurance policy prepaid premium, and therefore, geography is not a factor from a repayment perspective. The repayment of leases is secured by the underlying equipment collateral and not real estate, which mitigates geographic risk.

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
The following table details management's allocation of the allowance for credit losses:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Construction	$1,880	$1,694	$1,512	$1,391	$1,252
Commercial real estate, other	19,574	20,811	20,803	19,726	18,316
Commercial and industrial	21,371	20,824	21,759	18,804	17,896
Premium finance	737	1,569	686	749	776
Leases	13,300	14,366	15,304	16,475	18,040
Residential real estate	6,591	6,559	6,643	6,295	6,348
Home equity lines of credit	1,809	1,728	1,643	1,934	1,880
Consumer, indirect	8,162	8,306	7,760	7,706	7,862
Consumer, direct	2,162	2,139	2,156	2,485	2,385
Deposit account overdrafts	141	107	126	111	109
Allowance for credit losses	$75,727	$78,103	$78,392	$75,676	$74,864
As a percent of total loans	1.11%	1.14%	1.16%	1.12%	1.11%
The decrease in the allowance for credit losses at September 30, 2026 compared to at June 30, 2026 was driven by a decrease in reserves for individually analyzed loans and leases and updates to the prepayment, curtailment, and funding rates. Compared to at September 30, 2025, the allowance for credit losses increased due to a deterioration in macroeconomic conditions, partially offset by updates to the prepayment, curtailment, and funding rates used within the CECL model and a decrease in reserves within loan segments with higher loss rates.
Additional information regarding Peoples' allowance for credit losses can be found in "Note 1 Summary of Significant Accounting Policies" in Peoples' 2025 Form 10-K and "Note 4 Loans and Leases" of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The following table summarizes Peoples’ net charge-offs and recoveries:

	Three Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Gross charge-offs:
Commercial real estate, other	$688	$167	$—	$18	$27
Commercial and industrial	1,022	222	265	343	472
Premium finance	84	65	52	213	105
Leases	3,358	4,221	4,811	5,721	4,930
Residential real estate	26	115	119	60	71
Home equity lines of credit	—	32	32	2	27
Consumer, indirect	1,760	1,437	1,929	1,558	1,607
Consumer, direct	325	205	204	161	290
Consumer	2,085	1,642	2,133	1,719	1,897
Deposit account overdrafts	317	302	347	315	312
Total gross charge-offs	$7,580	$6,766	$7,759	$8,391	$7,841
Recoveries:
Construction	$—	$—	$—	$25	$—
Commercial real estate, other	—	—	—	59	1
Commercial and industrial	143	26	11	3	26
Premium finance	7	15	6	1	3
Leases	809	818	557	365	443
Residential real estate	26	53	82	36	40
Home equity lines of credit	—	—	12	—	—
Consumer, indirect	470	596	337	385	418
Consumer, direct	24	22	26	10	27
Consumer	494	618	363	395	445
Deposit account overdrafts	89	51	83	68	54
Total recoveries	$1,568	$1,581	$1,114	$952	$1,012
Net charge-offs (recoveries):
Construction	$—	$—	$—	$(25)	$—
Commercial real estate, other	688	167	—	(41)	26
Commercial and industrial	879	196	254	340	446
Premium finance	77	50	46	212	102
Leases	2,549	3,403	4,254	5,356	4,487
Residential real estate	—	62	37	24	31
Home equity lines of credit	—	32	20	2	27
Consumer, indirect	1,290	841	1,592	1,173	1,189
Consumer, direct	301	183	178	151	263
Consumer	1,591	1,024	1,770	1,324	1,452
Deposit account overdrafts	228	251	264	247	258
Total net charge-offs	$6,012	$5,185	$6,645	$7,439	$6,829
Ratio of net charge-offs (recoveries) to average total loans (annualized):
Construction	—%	—%	—%	—%	—%
Commercial real estate, other	0.04%	0.01%	—%	—%	—%

	Three Months Ended
(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Commercial and industrial	0.05%	0.01%	0.02%	0.02%	0.03%
Premium finance	—%	—%	—%	0.01%	0.01%
Leases	0.15%	0.20%	0.26%	0.32%	0.27%
Residential real estate	—%	—%	—%	—%	—%
Home equity lines of credit	—%	—%	—%	—%	—%
Consumer, indirect	0.08%	0.05%	0.10%	0.07%	0.06%
Consumer, direct	0.02%	0.02%	—%	0.01%	0.02%
Consumer	0.10%	0.07%	0.10%	0.08%	0.08%
Deposit account overdrafts	0.01%	0.02%	0.02%	0.01%	0.02%
Total	0.35%	0.31%	0.40%	0.44%	0.41%
Each with "--%" not meaningful.
Total net charge-offs during the third quarter of 2026 were $6.0 million, or 0.35% of average total loans on an annualized basis, compared to $5.2 million, or 0.31% of average total loans on an annualized basis, during the linked quarter and $6.8 million, or 0.41% of average total loans on an annualized basis, during the third quarter of 2025. Compared to the linked quarter, net charge-offs increased because of a charge-off of one commercial and industrial loan, totaling $1.0 million. Compared to the same period of 2025, net charge-offs decreased, primarily driven by a decrease in net charge-offs in leases, partially offset by an increase in other commercial real estate loans and commercial and industrial loans.

The following table details Peoples’ nonperforming assets:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Loans 90+ days past due and accruing:
Commercial real estate, other	$3,100	$3,874	$—	$579	$—
Commercial and industrial	44	85	105	126	163
Premium finance	1,549	1,793	1,820	2,477	2,492
Leases	—	—	77	542	496
Residential real estate	2,879	1,655	426	1,937	1,432
Home equity lines of credit	178	193	196	69	28
Consumer, indirect	166	93	107	286	160
Consumer, direct	198	145	115	140	127
Consumer	364	238	222	426	287
Total loans 90+ days past due and accruing	$8,114	$7,838	$2,846	$6,156	$4,898
Nonaccrual loans:
Construction	293	293	—	—	—
Commercial real estate, other	4,992	6,802	7,363	4,056	3,861
Commercial and industrial	3,293	4,546	4,558	8,045	6,258
Premium Finance	—	—	455	573	—
Leases	6,191	8,145	9,909	11,063	11,338
Residential real estate	9,016	8,978	9,601	8,556	8,249
Home equity lines of credit	1,602	1,550	1,555	1,507	1,336
Consumer, indirect	2,809	2,594	2,994	2,718	2,563
Consumer, direct	304	193	279	368	284
Consumer	3,113	2,787	3,273	3,086	2,847
Total nonaccrual loans	$28,500	$33,101	$36,714	$36,886	$33,889
Total nonperforming loans ("NPLs")	$36,614	$40,939	$39,560	$43,042	$38,787
OREO:
Commercial	$—	$—	$—	$—	$5,891
Residential	341	115	97	123	122
Total OREO	$341	$115	$97	$123	$6,013
Total nonperforming assets ("NPAs")	$36,955	$41,054	$39,657	$43,165	$44,800
Criticized loans (a)	$256,049	$273,791	$224,124	$236,468	$268,326
Classified loans (b)	$170,916	$140,811	$141,940	$147,175	$158,577
Asset Quality Ratios (c):
Nonaccrual loans as a percent of total loans	0.42%	0.49%	0.54%	0.55%	0.50%
NPLs as a percent of total loans (d)	0.53%	0.60%	0.58%	0.64%	0.58%
NPAs as a percent of total assets (d)	0.38%	0.43%	0.41%	0.45%	0.47%
NPAs as a percent of total loans and OREO (d)	0.54%	0.60%	0.59%	0.64%	0.66%
Allowance for credit losses as a percent of nonaccrual loans	265.71%	235.95%	213.52%	205.16%	220.91%
Allowance for credit losses as a percent of NPLs (d)	206.83%	190.78%	198.16%	175.82%	193.01%
Criticized loans as a percent of total loans (a)	3.74%	4.01%	3.31%	3.50%	3.99%
Classified loans as a percent of total loans (b)	2.50%	2.06%	2.10%	2.18%	2.36%
(a)    Includes loans categorized as special mention, substandard, doubtful, or loss.
(b)    Includes loans categorized as substandard, doubtful, or loss.
(c)    Data presented as of the end of the period indicated.
(d)    NPLs include loans 90+ days past due and accruing and nonaccrual loans. NPAs include nonperforming loans and OREO.

Peoples' NPAs decreased from 0.43% of total assets at June 30, 2026 to 0.38% of total assets at September 30, 2026. Total loans 90+ days past due and accruing increased marginally at September 30, 2026 compared to June 30, 2026 driven by residential real estate loans. During the third quarter of 2026, criticized loans decreased $17.7 million, while classified loans increased $30.1 million when compared to at June 30, 2026. The decrease in criticized loans compared to at June 30, 2026 was driven by paydowns. The increase in classified loans when compared to at June 30, 2026 was driven by loan downgrades. The decrease in NPAs compared to at June 30, 2026, was primarily driven by decreases in nonaccrual leases, other commercial real estate loans, and commercial and industrial loans. The decrease in NPAs compared to at September 30, 2025, was driven by the sale of a commercial OREO property at the end of 2025, coupled with a decrease in nonaccrual leases.
Deposits
The following table details Peoples’ deposit balances:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Non-interest-bearing deposits (a)	$1,560,184	$1,593,799	$1,586,514	$1,545,428	$1,536,094
Interest-bearing deposits:
Retail CDs	1,831,665	1,876,056	1,968,441	1,983,791	2,008,619
Interest-bearing demand accounts (a)	1,146,769	1,094,873	1,111,875	1,092,252	1,068,443
Money market deposit accounts	1,041,921	995,487	958,413	945,313	948,177
Savings accounts	913,816	915,505	918,557	887,402	884,230
Governmental deposit accounts	755,584	755,024	842,087	739,939	769,782
Brokered deposits	192,155	225,621	262,553	510,458	617,179
Total interest-bearing deposits	5,881,910	5,862,566	6,061,926	6,159,155	6,296,430
Total deposits	$7,442,094	$7,456,365	$7,648,440	$7,704,583	$7,832,524
Demand deposits as a percent of total deposits	36%	36%	35%	34%	33%
(a)The sum of amounts presented is considered total demand deposits.
At September 30, 2026, period-end core deposits, which exclude brokered deposits, increased $19.2 million when compared to at June 30, 2026, driven by increases of $51.9 million in interest-bearing demand accounts and $46.4 million in money market deposit accounts, partially offset by decreases of $44.4 million in retail certificates of deposit and $33.6 million in non-interest bearing deposits.
Compared to September 30, 2025, period-end core deposit balances increased $34.6 million. The increase in core deposits was primarily driven by increases of $93.7 million in money market deposit accounts, $78.3 million in interest-bearing demand accounts, $29.6 million in savings accounts, and $24.1 million in non-interest bearing deposits, partially offset by a decrease of $177.0 million in retail certificates of deposit.
As part of its funding strategy, Peoples hedges 90-day brokered CDs or FHLB advances with interest rate swaps. The interest rate swaps pay a fixed rate of interest while receiving a floating rate component of interest tied to term SOFR, which offsets the rate on the brokered CDs or FHLB advances. As of September 30, 2026, Peoples had four effective interest rate swaps, with an aggregate notional value of $35.0 million, which were designated as cash flow hedges. Peoples continually evaluates the overall balance sheet position given the interest rate environment.

Borrowed Funds
The following table details Peoples’ short-term borrowings and long-term borrowings:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Short-term borrowings:
FHLB Overnight borrowings	$660,000	$544,000	$420,000	$365,000	$194,000
Current portion of long-term FHLB advances	10,000	10,021	—	—	—
Retail repurchase agreements	4,006	14,410	22,941	20,277	14,250
Other short-term borrowings	30,114	20,222	62,918	50,649	75,012
Total short-term borrowings	$704,120	$588,653	$505,859	$435,926	$283,262
Long-term borrowings:
FHLB advances	$80,727	$80,842	$110,979	$131,106	$131,323
Vantage non-recourse debt	41,958	43,227	42,451	41,386	40,324
Other long-term borrowings	32,369	32,184	32,000	31,646	55,635
Total long-term borrowings	$155,054	$156,253	$185,430	$204,138	$227,282
Total borrowed funds	$859,174	$744,906	$691,289	$640,064	$510,544
Total borrowed funds, which include overnight borrowings, are mainly a function of loan growth and changes in total deposit balances. Other long-term borrowings include trust preferred securities. Total borrowed funds at September 30, 2026 increased compared to at June 30, 2026 due to higher overnight borrowings. Total borrowed funds increased compared to at September 30, 2025 due to higher overnight borrowings, partially offset by the payoff of long-term FHLB advances.
Capital/Stockholders’ Equity
At September 30, 2026, capital levels for both Peoples and Peoples Bank remained substantially higher than the minimum amounts needed to be considered "well capitalized" institutions under applicable banking regulations. These higher capital levels reflect Peoples' desire to maintain a strong capital position. In order to avoid limitations on dividends, equity repurchases and compensation, Peoples must exceed the three minimum required ratios by at least the capital conservation buffer of 2.50%, which applies to the common equity tier 1 ("CET1") ratio, the tier 1 capital ratio and the total risk-based capital ratio. At September 30, 2026, Peoples had a capital conservation buffer of 6.29%.
The following table details Peoples' risk-based capital levels and corresponding ratios:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Capital Amounts:
Common Equity Tier 1	$949,924	$928,639	$911,986	$893,970	$875,454
Tier 1	982,293	960,823	943,986	925,616	906,900
Total (Tier 1 and Tier 2)	1,059,990	1,041,030	1,023,777	1,002,226	997,309
Net risk-weighted assets	$7,416,305	$7,334,717	$7,323,344	$7,273,985	$7,231,476
Capital Ratios:
Common Equity Tier 1	12.81%	12.66%	12.45%	12.29%	12.11%
Tier 1	13.25%	13.10%	12.89%	12.73%	12.54%
Total (Tier 1 and Tier 2)	14.29%	14.19%	13.98%	13.78%	13.79%
Tier 1 leverage ratio	10.67%	10.33%	10.14%	9.91%	9.74%
Peoples' risk-based capital ratios at September 30, 2026 increased when compared to at June 30, 2026 due to the increase in retained earnings, driven by net income in the quarter.
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
The following table reconciles the calculation of these Non-US GAAP financial measures to amounts reported in Peoples' Unaudited Condensed Consolidated Financial Statements:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Tangible equity:
Total stockholders' equity	$1,227,903	$1,236,551	$1,216,040	$1,206,602	$1,182,776
Less: goodwill and other intangible assets	388,305	389,963	391,601	393,319	395,535
Tangible equity	$839,598	$846,588	$824,439	$813,283	$787,241
Tangible assets:
Total assets	$9,652,095	$9,540,161	$9,648,087	$9,649,630	$9,623,944
Less: goodwill and other intangible assets	388,305	389,963	391,601	393,319	395,535
Tangible assets	$9,263,790	$9,150,198	$9,256,486	$9,256,311	$9,228,409
Tangible book value per common share:
Tangible equity	$839,598	$846,588	$824,439	$813,283	$787,241
Common shares outstanding	35,961,276	35,939,954	35,925,945	35,714,484	35,705,369
Tangible book value per common share	$23.35	$23.56	$22.95	$22.77	$22.05
Tangible equity to tangible assets ratio:
Tangible equity	$839,598	$846,588	$824,439	$813,283	$787,241
Tangible assets	$9,263,790	$9,150,198	$9,256,486	$9,256,311	$9,228,409
Tangible equity to tangible assets	9.06%	9.25%	8.91%	8.79%	8.53%
Tangible book value per common share decreased to $23.35 at September 30, 2026 compared to $23.56 at June 30, 2026. Tangible book value per common share at September 30, 2026 increased compared to at September 30, 2025 primarily due to net income over the last twelve months. The change in tangible equity to tangible assets when compared to the linked quarter was due to the increase in tangible assets coupled with a decrease in tangible equity due to an increase in accumulated other comprehensive loss during the third quarter of 2026.
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

The following table shows the estimated changes in net interest income and the economic value of equity based upon a standard, parallel shock analysis with balances held constant (dollars in thousands):

Increase (Decrease) in Interest Rate	Estimated Increase (Decrease) in Net Interest Income				Estimated (Decrease) Increase in Economic Value of Equity
(in Basis Points)	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
300	$40,113	10.0%	$33,685	9.0%	$(194,496)	(8.3)%	$(180,169)	(8.5)%
200	26,515	6.6%	24,680	6.6%	(107,348)	(4.6)%	(81,855)	(3.9)%
100	12,403	3.1%	15,234	4.1%	(46,981)	(2.0)%	(11,295)	(0.5)%
(100)	(19,507)	(4.9)%	(9,381)	(2.5)%	(48,914)	(2.1)%	(29,918)	(1.4)%
(200)	(33,731)	(8.4)%	(19,378)	(5.2)%	(133,406)	(5.7)%	(128,374)	(6.1)%
(300)	$(47,905)	(12.0)%	$3,271	0.9%	$(267,579)	(11.4)%	$(307,784)	(14.5)%
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
While parallel interest rate shock scenarios are useful in assessing the level of IRR inherent in the balance sheet, interest rates typically move in a nonparallel manner with differences in the timing, direction and magnitude of changes in short-term and long-term interest rates. Thus, any impact that might occur as a result of the Federal Reserve Board increasing short-term interest rates in the future could be offset by an inverse movement in long-term interest rates, and vice versa. For this reason, Peoples considers other interest rate scenarios in addition to analyzing the impact of parallel yield curve shifts. These include various flattening and steepening scenarios in which short-term and long-term interest rates move in different directions with varying magnitude. Peoples believes these scenarios to be more reflective of how interest rates change versus the severe parallel rate shocks described above. Given the shape of market yield curves at September 30, 2026, consideration of the bear steepener and bull steepener scenarios provide insights which were not captured by parallel shifts.
The bear steepener scenario highlights the risk to net interest income and economic value of equity when short-term interest rates remain constant while long-term interest rates rise. In such a scenario, Peoples' deposit and borrowing costs, which are generally correlated with short-term interest rates, remain constant, while asset yields, which are correlated with long-term interest rates, rise. At September 30, 2026, the bear steepener scenario produced an increase in net interest income of 0.9% and an increase in the economic value of equity of 3.5%.
The bull steepener scenario highlights the risk to net interest income and the economic value of equity when short-term rates fall faster than long-term rates. In such a scenario, Peoples' deposit and short-term borrowing costs, which are correlated with short-term rates, decrease, while long-term asset yields and long-term borrowing costs, which are more correlated with long-term rates, remain constant. Deposit costs decrease less quickly than variable rate asset yields over a short-term horizon but are mitigated to some extent over a longer horizon, resulting in a decreased amount of net interest income (margin) in a 12 month period and a relatively neutral impact to net interest income (margin) in a 24 month period. At September 30, 2026, the bull steepener scenario produced a decline of 1.9% to net interest income, as deposit betas move borrowing costs down less quickly relative to asset yields.
Peoples has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for Peoples making fixed payments. As of September 30, 2026, Peoples had entered into four interest rate swap contracts with an aggregate notional value of $35.0 million. Additional information regarding Peoples’ interest rate swaps can be found in “Note 10 Derivative Financial Instruments” of the Notes to the Unaudited Condensed Consolidated Financial Statements.
At September 30, 2026, Peoples' Unaudited Consolidated Balance Sheet was positioned to benefit from rising interest rates, while also mitigating the impact to net interest income decreasing rate scenarios. The table above illustrates this point as changes to net interest income increase in the rising interest rate scenarios.
Liquidity
In addition to IRR management, another major objective of the ALCO is to maintain a sufficient level of liquidity. Peoples revisits the model assumptions on an ongoing basis, and determined the methods used by the ALCO to monitor and evaluate the adequacy of Peoples Bank's liquidity position remains appropriate and is largely unchanged from those disclosed in Peoples' 2025 Form 10-K.
At September 30, 2026, Peoples Bank had liquid assets of $615.9 million, which represented 5.6% of total assets and unfunded loan commitments. Peoples also had an additional $52.0 million of unpledged investment securities not included in the measurement of liquid assets.
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
The following table details the total contractual amount of loan commitments and standby letters of credit:

(Dollars in thousands)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Home equity lines of credit	$299,118	$297,084	$278,771	$272,977	$267,598
Unadvanced construction loans	273,347	316,420	365,618	367,127	367,917
Other loan commitments	887,719	787,533	794,100	779,076	763,058
Loan commitments	$1,460,184	$1,401,037	$1,438,489	$1,419,180	$1,398,573
Standby letters of credit	$6,383	$6,253	$7,071	$7,041	$6,402
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this Item 3 is provided under the caption “FINANCIAL CONDITION - Interest Rate Sensitivity and Liquidity” under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in this Form 10-Q, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Peoples' management, with the participation of Peoples' President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer, has evaluated the effectiveness of Peoples’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based upon that evaluation, Peoples’ President and Chief Executive Officer and Peoples’ Executive Vice President, Chief Financial Officer and Treasurer have concluded that:
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
 Changes in Internal Control Over Financial Reporting
There were no changes in Peoples' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Peoples' fiscal quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Peoples’ internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The disclosures below supplement the risk factors previously discussed under "ITEM 1A. RISK FACTORS" of Part I of Peoples' 2025 Form 10-K, as supplemented by the disclosures under "ITEM 1A. RISK FACTORS" of Part II of Peoples' Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. These risk factors are not only the only risks Peoples faces. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect Peoples' business, financial condition and/or operating results.
Risks Related to the Citizens Merger and the Capital Merger

•Peoples could experience difficulties in managing its growth and effectively integrating the operations of Citizens and Capital.

The earnings, financial condition and prospects of Peoples after the pending mergers with Citizens and Capital will depend in part on Peoples’ ability to integrate successfully the operations of Citizens and Capital and to continue to implement its own business plan. Peoples may not be able to fully achieve the strategic objectives and projected operating efficiencies anticipated in the Citizens merger or the Capital merger. The costs or difficulties relating to the integration of Citizens or Capital with the Peoples organization may be greater than expected or the cost savings from any anticipated economies of scale of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity, and Peoples may encounter difficulties, including matters such as loss of key employees and customers, and the disruption of its ongoing business or possible inconsistencies in standards, controls, procedures and policies, among others. These factors could contribute to Peoples not fully achieving the expected benefits from the pending mergers.

•Peoples has incurred, and will incur, significant acquisition-related expenses in connection with the mergers.

Peoples has incurred, and will incur, significant legal, accounting and financial advisor fees and other expenses in connection with the negotiation and completion of the Citizens merger and the Capital merger, as well as costs and expenses related to the filing, printing and mailing of the proxy statement/prospectus for each merger, and the filings and other fees to be paid to the SEC and other regulatory agencies in connection with the mergers. If either the Citizens merger or the Capital merger is not completed, we will have to recognize these expenses without realizing the expected benefits of the applicable merger.

In addition, we also expect to incur a number of non-recurring transaction-related costs associated with combining the operations of Peoples with Citizens and Capital and achieving desired synergies. Additional unanticipated costs may be incurred in the integration of our business with the businesses of Citizens and Capital. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

•The integration of Peoples and each of Citizens and Capital will present challenges that may result in the combined business not operating as effectively as expected or in the failure to achieve some or all of the anticipated benefits of the transaction.

The cost savings, synergies and other benefits expected to result from each of the Citizens merger and the Capital merger will depend in part on whether the operations of each of Citizens and Capital can be integrated in a timely and efficient manner with those of Peoples and its subsidiaries. Peoples may face challenges in consolidating its functions with those of Citizens and/or Capital, and integrating the organizations, procedures and operations of the businesses. The integration of Peoples and each of Citizens and Capital will be complex and time-consuming, and the management of the companies will have to dedicate substantial time and resources to such integration. These efforts could divert management’s focus and resources from other strategic opportunities and from day-to-day operational matters during the integration process. Failure to successfully integrate the operations of Peoples and each of Citizens and Capital could result in the failure to fully achieve some of the anticipated benefits from the applicable transaction, including cost savings and other operating efficiencies, and Peoples may not be able to capitalize on the existing relationships of Citizens and/or Capital to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on the business, results of operations, financial condition or prospects of Peoples.

•Completion of the Capital merger is subject to many conditions and, if these conditions are not satisfied or waived, the Capital merger will not be completed.

The respective obligations of Peoples and Capital to complete the Capital merger are subject to the fulfillment or written waiver of many conditions, including approval by the requisite vote of Peoples and Capital shareholders, respectively, receipt of requisite regulatory approvals, absence of orders prohibiting completion of the merger, effectiveness of a Form S-4 registration statement to be filed with the SEC, approval of the Peoples common shares to be issued to Capital shareholders for listing on the Nasdaq Global Select Market, the continued accuracy of the representations and warranties by both parties, and the performance by both parties of their covenants and agreements set forth in the Capital merger agreement. These conditions to the consummation of the Capital merger may not be fulfilled and, accordingly, the Capital merger may not be completed. In addition, if the Capital merger is not completed by September 29, 2027, either Peoples or Capital may have the opportunity to choose not to proceed with the Capital merger, and the parties can mutually decide to terminate the merger agreement at any time before the merger is completed. In addition, Peoples or Capital may elect to terminate the merger agreement in certain other circumstances as set forth in the merger agreement.

•Issuance of Peoples common shares in connection with the Citizens merger and the Capital merger may adversely affect the market price of Peoples common shares.

Peoples expects to issue up to approximately 2,100,000 common shares to Citizens shareholders in connection with the Citizens merger and up to approximately 18,500,000 common shares to Capital shareholders in connection with the Capital merger. The issuance of these new Peoples common shares may result in fluctuations in the market price of Peoples common shares, including a potential share price decrease.

General Risks

Peoples will become subject to additional regulations if and when its total consolidated assets exceed $10 billion.

As of September 30, 2026, Peoples’ consolidated assets totaling $9.65 billion, and are expected to increase to approximately $9.9 billion upon the consummation of the Citizens merger. If and when the pending Capital merger is consummated, the total consolidated assets of Peoples will exceed $10 billion. Once Peoples’ total consolidated assets exceed $10 billion, Peoples and Peoples Bank will become subject to heightened regulatory requirements stemming largely from the Dodd-Frank Act. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to federal consumer financial protection laws; (ii) a modified methodology and scorecard for calculating FDIC insurance assessments and, depending on the result of Peoples Bank’s performance under the scorecard, potentially higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions; (iv) heightened compliance standards under the Volcker Rule; (v) enhanced supervision by the Federal Reserve Board; and (vi) Peoples Bank no longer being eligible to elect to be subject to the community bank leverage ratio. Compliance by Peoples with these additional regulatory requirements and increased supervision may necessitate additional personnel, the design and implementation of additional internal controls, and the commitment of additional financial resources to regulatory compliance, any or all of which may increase Peoples’ cost of operations. These additional regulatory requirements may also provide greater limitations on the products and services that can be offered by Peoples and its subsidiaries. Any of the foregoing could have a significant adverse effect on Peoples’ business, financial condition, or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following table details repurchases by Peoples and purchases by “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act of Peoples’ common shares during the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2026	1,175	(3)	$38.71	(3)	—	$15,780,726
August 1-31, 2026	1,045	(3)	$41.38	(3)	—	$15,780,726
September 1-30, 2026	2,047	(2)(3)	$39.23	(2)(3)	—	$15,780,726
Total	4,267		$39.61		—	$15,780,726
(1)On January 29, 2021, Peoples announced that on January 28, 2021, Peoples' Board of Directors authorized a share repurchase program authorizing Peoples to purchase up to an aggregate of $30 million of Peoples' outstanding common shares. There were no common shares repurchased under the share repurchase program during the third quarter of 2026.
(2)Reflects 955 common shares purchased in open market transactions during September 2026, by Peoples Bank under the Rabbi Trust Agreement. The Rabbi Trust Agreement establishes a rabbi trust that holds assets to provide funds for the payment of the benefits under the Peoples Bancorp Inc. Third Amended and Restated Deferred Compensation Plan for Directors of Peoples Bancorp Inc. and Subsidiaries.
(3)Information reported includes 1,175, 1,045, and 1,092 common shares withheld to satisfy income taxes associated with restricted common shares which were granted under the Peoples Bancorp Inc. Third Amended and Restated 2006 Equity Plan (now known as the Peoples Bancorp Inc. Fourth Amended and Restated 2006 Equity Plan) and vested during July, August, and September 2026, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
(c)During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of Peoples adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger, dated as of April 20, 2026, by and between Peoples Bancorp Inc. and Citizens National Corporation	Incorporation by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated and filed on April 24, 2026 (File No. 0-16772)

2.2	Agreement and Plan of Merger, dated as of October 24, 2022, by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc.+	Included as Annex A to the preliminary joint proxy statement/prospectus which forms a part of the Registration Statement of Peoples on Form S-4/A filed on January 6, 2023 (Registration No. 333-268728)

2.3	Agreement and Plan of Merger, dated as of September 30, 2026, by and between Peoples Bancorp Inc. and Capital Bancorp Inc.	Incorporation by reference to Exhibit 2.1 to Peoples' Current Report on Form 8-K dated and filed on September 30, 2026 (File No. 0-16772)

3.1(a)	Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on May 3, 1993) P	Incorporated herein by reference to Exhibit 3(a) to Peoples' Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

3.1(b)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 22, 1994)	Incorporated herein by reference to Exhibit 3.1(b) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (File No. 0-16772) ("Peoples' September 30, 2017 Form 10-Q")

3.1(c)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 9, 1996)	Incorporated herein by reference to Exhibit 3.1(c) to Peoples' September 30, 2017 Form 10-Q

3.1(d)	Certificate of Amendment to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on April 23, 2003)	Incorporated herein by reference to Exhibit 3(a) to Peoples’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (File No. 0-16772) (“Peoples’ March 31, 2003 Form 10-Q”)

3.1(e)	Certificate of Amendment by Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on January 22, 2009)	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on January 23, 2009 (File No. 0-16772)

3.1(f)	Certificate of Amendment by Directors to Articles filed with the Ohio Secretary of State on January 28, 2009, evidencing adoption of amendments by the Board of Directors of Peoples Bancorp Inc. to Article FOURTH of the Amended Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Peoples Bancorp Inc.	Incorporated herein by reference to Exhibit 3.1 to Peoples’ Current Report on Form 8-K dated and filed on February 2, 2009 (File No. 0-16772)

3.1(g)	Certificate of Amendment by the Shareholders to the Amended Articles of Incorporation of Peoples Bancorp Inc. (as filed with the Ohio Secretary of State on July 28, 2021)	Incorporated herein by reference to Exhibit 3.1(g) to Peoples' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 0-16772) ("Peoples' June 30, 2021 Form 10-Q")

3.1(h)	Amended Articles of Incorporation of Peoples Bancorp Inc. (representing the Amended Articles of Incorporation in compiled form incorporating all amendments through the date of this Quarterly Report on Form 10-Q) [For purposes of SEC reporting compliance only--not filed with Ohio Secretary of State]

Incorporated herein by reference to Exhibit 3.1(h) to Peoples' June 30, 2021 Form 10-Q

3.2(a)	Code of Regulations of Peoples Bancorp Inc. P	Incorporated herein by reference to Exhibit 3(b) to Peoples’ Registration Statement on Form 8-B filed on July 20, 1993 (File No. 0-16772)

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

++Management Compensation Plan or Agreement
# Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 of Peoples Bancorp Inc. are the following documents formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2026 (Unaudited) and at December 31, 2025; (ii) Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

## The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP INC.

Date:	October 29, 2026	By: /s/	TYLER WILCOX
Tyler Wilcox
President and Chief Executive Officer

Date:	October 29, 2026	By: /s/	KATIE BAILEY
Katie Bailey
Executive Vice President,
Chief Financial Officer and Treasurer